Form 10-Q
period 2011-03-31
SITEL Worldwide Corp
filed 2011-05-10
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-172952
SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3102 West End Avenue Two American Center, Suite 1000 Nashville, Tennessee	37203

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 301-7100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐     NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding
Class	April 30, 2011
Class A, $0.01 par value	29,640,487
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	6,751,263

SITEL Worldwide Corporation
INDEX

Page No.

PART I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010	5
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2010, nine months ended December 31, 2010, and three months ended March 31, 2011	6
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38

PART II. Other Information	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. [Removed and Reserved]	39
Item 5. Other Information	39
Item 6. Exhibits	39
Signatures	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$18,039	$29,894
Accounts receivable (net of allowance for doubtful accounts of $4,796 and $6,142, respectively)	263,745	236,092
Prepaids and other current assets	83,094	78,243

Total current assets	364,878	344,229
Property and equipment, net	107,277	106,359
Goodwill	117,712	117,711
Other intangible assets, net	59,589	63,237
Deferred income taxes	25,812	20,026
Other noncurrent assets	32,145	30,855

Total assets	$707,413	$682,417

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets — Continued
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2011	2010
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$32,195	$27,534
Accrued payroll and benefits	75,602	65,967
Accrued liabilities and other	132,086	123,280
Income taxes payable	3,186	3,200
Current portion of capital lease obligations	3,322	3,224

Total current liabilities	246,391	223,205
Long-term debt	653,024	646,213
Capital lease obligations	5,643	6,837
Deferred income taxes	8,188	8,303
Other noncurrent liabilities	67,191	72,321

Total liabilities	980,437	956,879

Commitments and contingencies (see Note 10)

Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:

Series B, $0.01 par value; 48,244 shares issued and outstanding at March 31, 2011 and December 31, 2010	58,921	57,282
Series C, $0.01 par value; 30,983 shares issued and outstanding at March 31, 2011 and December 31, 2010	39,095	37,278

Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at March 31, 2011 and December 31, 2010	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B shares, and 7,500,000 Class C shares:
Class A, $0.01 par value; 31,934,256 shares (including 1,854,975 restricted shares) and 31,174,824 shares (including 1,133,975 restricted shares) issued at March 31, 2011 and December 31, 2010, respectively; 29,640,487 shares and 28,881,055 shares outstanding at March 31, 2011 and December 31, 2010, respectively	301	301
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at March 31, 2011 and December 31, 2010	882	882
Class C, $0.01 par value; 6,751,263 shares issued and outstanding at March 31, 2011 and December 31, 2010	68	68
Additional paid-in capital	387,887	391,297
Accumulated deficit	(731,773)	(733,723)
Accumulated other comprehensive loss	(20,247)	(19,689)
Stock subscriptions receivable	(2,653)	(2,653)
Treasury shares, at cost	(8,170)	(8,170)

Total stockholders’ deficit	(371,040)	(369,022)

Total liabilities and stockholders’ deficit	$707,413	$682,417

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$343,172	$358,167
Operating expenses
Cost of services (exclusive of depreciation and amortization shown below)	221,625	225,877
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	88,553	95,107
Depreciation and amortization of property and equipment	8,630	10,047
Amortization of intangible assets	3,651	3,953
Restructuring and exit charges	7,020	5,765
(Gain) loss on foreign currency transactions	(2,568)	3,259
Other expense, net	846	191

Operating income	15,415	13,968
Interest and other financing costs, net	16,031	14,873
Loss on extinguishment of debt, net	—	3,019

Loss before income taxes	(616)	(3,924)
Income tax (benefit) provision	(2,566)	2,846

Net income (loss)	1,950	(6,770)

Other comprehensive loss
Foreign currency translation adjustments	1,383	3,375
Unrealized (loss) gain on derivative valuation, net of tax of $0	(1,959)	753
Unrecognized pension gain (loss), net of tax of $0	18	(69)

Comprehensive income (loss)	$1,392	$(2,711)

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	Shares Issues			Par Value
	Class A	Class B	Class C	Class A	Class B	Class C	Additional
	Common	Common	Common	Common	Common	Common	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Subtotal
Balances at January 1, 2010	31,238,754	88,281,647	6,751,263	$299	$882	$68	$402,770	$(694,866)	$(290,847)
Restricted shares converted	—	—	—	1	—	—	277	—	278
Restricted shares forfeited	(7,000)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Stock granted	22,728	—	—	—	—	—	62	—	62
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(3,237)	—	(3,237)
Unrecognized pension gain, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative, net of tax of $0	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,770)	(6,770)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Balances at March 31, 2010	31,254,482	88,281,647	6,751,263	$300	$882	$68	$399,872	$(701,636)	$(300,514)
Restricted shares forfeited	(157,778)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Stock granted	78,120	—	—	1	—	—	187	—	188
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(8,762)	—	(8,762)
Unrecognized pension gain, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of tax of $0	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(32,087)	(32,087)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Balances at December 31, 2010	31,174,824	88,281,647	6,751,263	$301	$882	$68	$391,297	$(733,723)	$(341,175)
Restricted shares granted	750,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(29,000)	—	—	—	—	—	—	—	—
Stock granted	38,432	—	—	—	—	—	46	—	46
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(3,456)	—	(3,456)
Unrecognized pension gain, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of tax of $0	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	1,950	1,950
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Balances at March 31, 2011	31,934,256	88,281,647	6,751,263	$301	$882	$68	$387,887	$(731,773)	$(342,635)

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit — Continued
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other
		Comprehensive (Loss) Income
				Unrealized
			Defined	(Loss)
	Totals	Foreign	Benefit	Gain on	Subsidiary	Stock	Treasury	Treasury
	From	Currency	Pension /	Derivatives	Exchangeable	Subscriptions	Stock	Stock
	Schedule 1	Translation	Other	Valuation	Stock	Receivable	Shares	Capital	Total
Balances at January 1, 2010	$(290,847)	$(24,324)	$(272)	$376	$2,665	$(3,335)	2,093,426	$(7,619)	$(323,356)
Restricted shares converted	278	—	—	—	—	—	—	—	278
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	673	—	—	673
Purchase of treasury stock	—	—	—	—	—	—	200,343	(551)	(551)
Stock granted	62	—	—	—	—	—	—	—	62
Preferred B and C stock accretion and BCF	(3,237)	—	—	—	—	—	—	—	(3,237)
Unrecognized pension gain, net of tax of $0	—	—	(69)	—	—	—	—	—	(69)
Unrealized gain on derivative, net of tax of $0	—	—	—	753	—	—	—	—	753
Net loss	(6,770)	—	—	—	—	—	—	—	(6,770)
Foreign currency translation adjustment	—	3,375	—	—	—	—	—	—	3,375

Balances at March 31, 2010	$(300,514)	$(20,949)	$(341)	$1,129	$2,665	$(2,662)	2,293,769	$(8,170)	$(328,842)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	9	—	—	9
Stock granted	188	—	—	—	—	—	—	—	188
Preferred B and C stock accretion and BCF	(8,762)	—	—	—	—	—	—	—	(8,762)
Unrecognized pension gain, net of tax of $0	—	—	1,107	—	—	—	—	—	1,107
Unrealized loss on derivative, net of tax of $0	—	—	—	(469)	—	—	—	—	(469)
Net loss	(32,087)	—	—	—	—	—	—	—	(32,087)
Foreign currency translation adjustment	—	(166)	—	—	—	—	—	—	(166)

Balances at December 31, 2010	$(341,175)	$(21,115)	$766	$660	$2,665	$(2,653)	2,293,769	$(8,170)	$(369,022)
Restricted shares granted	—	—	—	—	—	—	—	—	—
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock granted	46	—	—	—	—	—	—	—	46
Preferred B and C stock accretion and BCF	(3,456)	—	—	—	—	—	—	—	(3,456)
Unrecognized pension gain, net of tax of $0	—	—	18	—	—	—	—	—	18
Unrealized loss on derivative, net of tax of $0	—	—	—	(1,959)	—	—	—	—	(1,959)
Net income	1,950	—	—	—	—	—	—	—	1,950
Foreign currency translation adjustment	—	1,383	—	—	—	—	—	—	1,383

Balances at March 31, 2011	$(342,635)	$(19,732)	$784	$(1,299)	$2,665	$(2,653)	2,293,769	$(8,170)	$(371,040)

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$1,950	$(6,770)
Adjustments to reconcile net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	12,281	14,000
Deferred income taxes	(5,486)	(1,885)
Noncash derivative activity	(4,349)	(5,575)
Amortization of debt issue costs and OID	556	169
Write off of deferred financing fees	—	371
Non-cash interest expense	8,608	1,380
Other noncash items, net	(371)	(383)
Proceeds of marketable securities, net	—	4,494
Change in book overdrafts	(93)	(1,851)
Changes in working capital, net	(20,956)	(5,612)

Net cash used in operating activities	(7,860)	(1,662)

Cash flows from investing activities
Purchases of property and equipment	(7,034)	(5,315)
Proceeds from disposition of property and equipment	27	431

Net cash used in investing activities	(7,007)	(4,884)

Cash flows from financing activities
Purchases of treasury shares	—	(551)
Payments on long-term debt and capital lease obligations	(123,734)	(389,842)
Proceeds from long-term debt	125,337	141,770
Proceeds from issuance of Senior Notes	—	292,362
Payments of debt issue costs	—	(8,156)

Net cash provided by financing activities	1,603	35,583
Effect of exchange rate on Cash and cash equivalents	1,409	(227)

Net change in Cash and cash equivalents	(11,855)	28,810
Cash and cash equivalents
Beginning of period	29,894	26,915

End of period	$18,039	$55,725

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
1. Overview and Basis of Presentation
Overview
     References in the Notes to the Condensed Consolidated Financial Statements to “the Company,” “we,” and “our” are to SITEL Worldwide Corporation and its subsidiaries, collectively.
     The Company is a majority-owned subsidiary of Onex Corporation (“Onex”) and is one of the world’s largest and most diversified providers of customer care outsourcing services. The Company offers its clients a wide array of services, including customer service, technical support, and customer acquisition, retention, and revenue generation services. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, web, and interactive voice response (“IVR”). The Company serves a broad range of industry end-markets, including wireless, telecommunications, technology, financial services, retail and consumer products, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance, and healthcare.
     We are organized geographically and have two reporting segments: (1) “EMEA,” which refers to Europe, the Middle East, and Africa and (2) “Americas,” which refers to North America, Latin America, and Asia Pacific. Each reporting segment performs substantially the same services for clients.
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The December 31, 2010 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the Company’s Registration Statement on Form S-4 (333-172952) filed with the United States Securities and Exchange Commission (“SEC”) and declared effective by the SEC on March 28, 2011, but does not include all disclosures required by U.S. GAAP. The Company’s interim Condensed Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto included in the Company’s Registration Statement on Form S-4.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and the Notes thereto. Certain of our accounting policies are considered critical, due to the level of subjectivity and judgment necessary in applying these policies and because the impact of these estimates and assumptions on our financial condition and operating performance may be material. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historic experience and other relevant factors. The estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. We believe our estimates and judgments are reasonable, however, actual results and the timing of the recognition of such amounts could differ from those estimates.
     We have used methodologies that are consistent from year to year in all material respects. For details concerning these critical accounting policies and estimates, please refer to the audited Consolidated Financial Statements and the Notes thereto included in the Company’s Registration Statement on Form S-4 (333-172952) filed with the SEC and declared effective by the SEC on March 28, 2011. Any deviation from these policies or estimates could have a material impact on our Condensed Consolidated Financial Statements.
2. Property and Equipment, net
     The composition of property and equipment is as follows:

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2011	2010
Land	$3,579	$3,579
Buildings and improvements	31,559	30,877
Leasehold improvements	63,994	61,813
Computer software	36,567	35,354
Equipment	156,011	151,305
Furniture and fixtures	29,175	29,239

Total original cost	320,885	312,167
Less: Accumulated depreciation and amortization	(217,964)	(211,918)

Net, excluding construction in progress	102,921	100,249
Construction in progress	4,356	6,110

Property and equipment, net	$107,277	$106,359

     Depreciation expense was $8,630 and $10,047 for the three months ended March 31, 2011 and 2010, respectively. There were $7,452 of additions, $331 of disposals, and $2,427 of currency translation during the quarter ended March 31, 2011. The decrease in construction in progress is driven by assets being placed in service during the quarter ended March 31, 2011.
3. Goodwill and Other Intangible Assets, net
     There was a $1 change in the carrying amount of goodwill for the three month period ended March 31, 2011 related to foreign exchange.
     The following table presents our Other intangible assets as of March 31, 2011:

			Currency
	Gross	Accumulated	Translation	Net
	Intangibles	Amortization	Adjustment	Intangibles
Customer relationships	$89,686	$(65,554)	$(563)	$23,569
Trademark and trade name	36,020	—	—	36,020
Cash grant contracts	605	(605)	—	—

	$126,311	$(66,159)	$(563)	$59,589

     The following table presents our Other intangible assets as of December 31, 2010:

			Currency
	Gross	Accumulated	Translation	Net
	Intangibles	Amortization	Adjustment	Intangibles
Customer relationships	$89,686	$(61,966)	$(507)	$27,213
Trademark and trade name	36,020	—	—	36,020
Developed technology	4,800	(4,800)	—	—
Cash grant contracts	605	(601)	—	4

	$131,111	$(67,367)	$(507)	$63,237

     We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $3,651 and $3,953 for the three months ended March 31, 2011 and 2010, respectively, and is estimated to be approximately $13,036 for the year ended December 31, 2011.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Restructuring and Exit Activities
     The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company’s operations in order to align resources to support growth, and to shift the geographic mix of some of the Company’s resources. Reduced volumes stemming from the recent global economic downturn have also resulted in further workforce reductions and site closures. Total expected costs relating to restructuring activities initiated in 2011 are $7,900. The restructuring activities initiated in 2011 are expected to be completed by the end of 2011. For activities initiated in 2011, the remaining accrual of $4,272 related to severance is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $767 is expected to be paid during the remainder of the current fiscal year through 2014 as the related leases expire. Restructuring activities initiated in 2010 were completed as of December 31, 2010, and the costs incurred to date are equal to the total expected costs for the 2010 activities. For restructuring activities initiated in 2010, the remaining accrual for severance-related activities of $11,084 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $4,825 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
     The liability for restructuring activity initiated in 2011 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2010	$—	$—	$—

Costs accrued (offset was to expense)	4,413	800	5,213
Cash payments	(242)	(39)	(281)
Foreign exchange	101	6	107

March 31, 2011	$4,272	$767	$5,039

Current portion of restructuring included in Accrued liabilities and other	$4,272	$89	$4,361
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$678	$678

Activity not reflected within the restructuring liability:
Costs expensed	$864	$353	$1,217
Cash payments	$(864)	$(353)	$(1,217)
     Restructuring expense during the three months ended March 31, 2011 for activities initiated in 2011 was $4,663 for EMEA and $1,767 for the Americas.
     The liability for restructuring activity initiated in 2010 consisted of the following:

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

		Facility
		Exit and
	Severance	Other	Total
December 31, 2010	$17,042	$5,990	$23,032

Costs accrued (offset was to expense)	(229)	541	312
Cash payments	(6,708)	(1,813)	(8,521)
Foreign exchange	979	107	1,086

March 31, 2011	$11,084	$4,825	$15,909

Current portion of restructuring included in Accrued liabilities and other	$11,084	$2,130	$13,214
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$2,695	$2,695

Activity not reflected within the restructuring liability:
Costs expensed	$—	$337	$337
Cash payments	$—	$(337)	$(337)
     Restructuring expense during the three months ended March 31, 2011 for activities initiated in 2010 was $448 for EMEA and $201 for the Americas. Cumulative restructuring costs related to such activities are $38,693 as of March 31, 2011, of which $27,714 relates to EMEA and $10,979 relates to the Americas.
     In January 2007, we approved a plan to restructure certain operations during 2007 related to the acquisition of Legacy SITEL. The plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. This activity is detailed below.

		Facility
		Exit and
Restructuring purchase allocation	Severance	Other	Total
December 31, 2010	$—	$235	$235

Costs accrued (offset was to expense)	—	(59)	(59)
Cash payments	—	—	—
Foreign exchange and other adjustments	—	56	56

March 31, 2011	$—	$232	$232

     The remaining accrual for all restructuring and exit activities related to the purchase allocation is to be paid by the end of 2011 and is recorded as $232 in Accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheet.
5. Long-Term Debt
     The composition of long-term debt is as follows:

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2011	2010
Senior Notes due 2018	$292,986	$292,829
Senior secured credit facility:
Revolvers:
U.S. revolver	2,700	—
Term loans due 2014:
U.S. dollar term loan	286,740	286,739
Euro term loan	42,435	39,592
British pound sterling term loan	28,163	27,053

Total debt	653,024	646,213
Less: Debt maturing within one year	—	—

Total long-term debt	$653,024	$646,213

Senior Notes
     On March 18, 2010, SITEL, LLC and Sitel Finance Corp. (the “Issuers”) issued in a private placement, 11.5% senior notes due 2018 (the “Senior Notes”) having an aggregate principal amount of $300,000 with an original discount of $7,638. The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company and its domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1.
     The Company is not required to make mandatory redemptions or sinking fund payments with respect to the Senior Notes; however, at any time prior to April 1, 2013, the Issuers may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Notes issued under the indenture governing the Senior Notes (the “indenture”) (including any additional Senior Notes issued subsequent to the initial offering), subject to certain terms and conditions.
     The indenture contains customary covenants and restrictions on the activities of SITEL, LLC, Sitel Finance Corp. and SITEL, LLC’s restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of SITEL, LLC’s assets.
     Proceeds from the offering were used to pay down approximately $231,600 of the Company’s senior secured term loans (the “Term Loans”) and $50,000 or 100% of the outstanding balance on the Company’s senior secured revolving credit facilities (the “Revolvers”), both of which are discussed further below.
     As a result of the partial pay down of the Term Loans, the Company recorded a loss on extinguishment of debt of $3,019 during the first quarter of 2010, consisting of fees paid of $2,648 and write off of deferred financing fees of $371. Additionally, there is an original issue discount associated with the Senior Notes of $7,638, and the Company deferred debt issuance costs relating to the Senior Notes of $8,203, both of which are being amortized over the term of the Senior Notes.
Senior Secured Credit Facility
     The Company’s senior secured credit facility (the “Senior Secured Credit Facility”) provides for available borrowings in an aggregate amount of $760,000. Components of the Senior Secured Credit Facility are (1) the $675,000 aggregate principal amount Term Loans, including a $550,000 U.S. dollar loan, a 51,447 Euro loan, and a 30,000 British pound sterling loan, and (2) the $85,000 aggregate principal amount Revolvers.
     The Term Loans mature in January 2014, and amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the Term Loans is based, at our option, on floating LIBOR plus the applicable margin of 5.5% or the higher of the federal funds rate plus 0.5% or prime rate plus the applicable margin of 4.5%.
     The Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the Revolvers is based on floating LIBOR plus the applicable margin of 5.5% or prime rate plus the applicable

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
margin of 4.5%. The weighted average interest rate on the Revolvers was 7.75% and 0% for the three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, we had $81,190 and $83,903 available under the Revolvers.
     Borrowings under the Senior Secured Credit Facility are collateralized by interests granted on a substantial portion of our worldwide assets and are guaranteed by certain subsidiary guarantors.
     The Senior Secured Credit Facility also contains customary affirmative and negative covenants such as restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates. Under the Senior Secured Credit Facility, we are required to comply with certain financial covenants on a quarterly and annual basis.
     Future maturities of the Company’s outstanding long-term debt as of March 31, 2011 are summarized as follows:

2011	$—
2012	—
2013 (Revolvers)	2,700
2014 (Term Loans)	357,338
2015	—
2016 and thereafter (Senior Notes)	300,000

Total debt payments	660,038
Less amount representing unamortized debt discount	(7,014)

Total debt balance at March 31, 2011	$653,024

6. Redeemable Preferred Stock
     The Company is authorized to issue in series up to 20,000,000 shares of preferred stock with a par value of $0.01. The Board of Directors determines the voting rights, dividend policy, and conversion rights of each series of these preferred shares. To date, the Company has authorized the issuance of two series of preferred shares—Series B and Series C. The majority of each series of these preferred shares are held by Onex and other related parties. Each series has a mandatory redemption date of July 2, 2018 for cash and the right to be converted, at any time through the redemption date at the option of the holder, into the Company’s Class A Voting Common Stock (initially at $1.50 per share for Series C and $4.85 per share for Series B), in settlement of the Company’s obligations (including all accumulated and unpaid dividends through the redemption date). The net value of the preferred shares is recorded as Redeemable preferred stock (outside of permanent equity) on the accompanying Condensed Consolidated Balance Sheets.
     The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of the Board of Directors, accounting guidance requires the Company to account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. The Company has determined that the value is immaterial as of March 31, 2011 and December 31, 2010, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series C Preferred Stock
     On December 10, 2008, the Company authorized the issuance of 125,000 shares of Series C Preferred Stock. At March 31, 2011 and December 31, 2010, the number of shares of Series C Preferred Stock issued and outstanding was 30,983.
     Since the conversion option of the Series C Preferred Stock into Class A Voting Common Stock at $1.50 per share is less than the fair value of the common stock on the December 2008 and February 2009 issuance dates ($2.75 per share), there is a Beneficial Conversion Feature (“BCF”) associated with this preferred stock. The value of the BCF has been recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value to Additional paid-in capital. For the Series C Preferred Stock owned by certain other related parties, this discount is then being accreted from the date of issuance to the stated redemption date of July 2, 2018. For the Series C Preferred Stock owned by Onex, the BCF was immediately amortized to the date of issuance due to existence of the in-substance put option on the stock discussed above.
     The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at March 31, 2011 and December 31, 2010 of $39,095 and $37,278, respectively, is net of deferred financing costs of $300 and $311, respectively, and the BCF of $4,174 and $4,325, respectively. The Series C Preferred Stock ranks senior to each other class of the Company’s stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
Series B Preferred Stock
     On April 3, 2008, the Company authorized the issuance of 125,000 shares of Series B Preferred Stock. At March 31, 2011 and December 31, 2010, the number of shares of Series B Preferred Stock issued and outstanding was 48,244.
     The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at March 31, 2011 and December 31, 2010 of $58,921 and $57,282, respectively, is net of deferred financing costs of $516 and $533, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors.
7. Stock-Based Compensation
     The Company’s operating results for the three months ended March 31, 2011 and 2010 included stock based compensation expense of $47 and $40, respectively. A summary of the activity for the plans is included below.
Stock Option Plan
     A summary of nonqualified and incentive stock option activity for the three months ended March 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (in	Intrinsic
	Shares	Share	Years)	Value
Options outstanding at December 31, 2010	24,700	$4.62
Exercised	—
Forfeited	(1,000)	11.75

Options outstanding at March 31, 2011	23,700	$4.32	2.30	$—

Exercisable at March 31, 2011	23,700	$4.32	2.30	$—
Restricted Stock and Restricted Stock Unit Plans
     A summary of restricted stock and restricted stock unit activity is set forth below:
Restricted Stock Activity

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	1,133,975	$4,031
Granted	750,000	1,335
Vested	—	—
Forfeited	(29,000)	(74)

Unvested at March 31, 2011	1,854,975	$5,292

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
Restricted Stock Unit Activity

		Weighted
		Average
	Share	Grant Date
	Units	Fair Value
Unvested at December 31, 2010	1,641,000	$4,711
Granted	235,500	419
Forfeited	(47,000)	(160)

Unvested at March 31, 2011	1,829,500	$4,970

     As of March 31, 2011, there was approximately $10,787 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize that cost over a period of two and three years for restricted shares and restricted stock units, respectively, following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our individual employee restricted stock and restricted stock unit grant plans and agreements.
Deferred Compensation Plan
     As of March 31, 2011 and December 31, 2010, $63 and $63, respectively, is recorded in Other noncurrent liabilities for the phantom stock units associated with the deferred compensation plan. Compensation income of $24 was recorded in the first quarter of 2010, based on the stock price at the end of the applicable period. No such income was recognized for the first quarter of 2011.
8. Income Taxes
     The effective tax rate of 416.6% for the first quarter of 2011 differs from the effective tax rate of (72.5%) for the first quarter of 2010 as permanent items have remained consistent while pre-tax book loss has decreased. In addition, the effective tax rate for the first quarter of 2011 includes the impact of the release of valuation allowance on the deferred tax assets of our Australian subsidiary, which resulted in a discrete benefit of $6,132.
     The Company’s liability for unrecognized tax benefits was $38,439 and $37,179 at March 31, 2011 and December 31, 2010, respectively. The total amount of unrecognized tax benefits that would affect income tax expense, if ever recognized in the financial statements is $40,567. The Company believes that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $1,721 as a result of statute expirations or final resolution.
9. Employee Benefits and Compensation
     The Company has defined benefit pension plans covering certain employees outside of the U.S. These plans are administered by a third party and include limited activity. The components of the net pension liability of $3,677 and $3,331 at March 31, 2011 and December 31, 2010, respectively are included in Other noncurrent liabilities and Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Net periodic pension cost consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
Service cost	$160	$111
Interest cost	39	22
Other	18	113

Net periodic pension cost	$217	$246

     The Company also sponsors various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans amounted to $86 and $114 for the three month periods ended March 31, 2011 and 2010, respectively.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Commitments and Contingencies
     The Company and its subsidiaries from time to time are subject to legal claims arising in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that adequate provision for such claims has been made. However, adverse developments could negatively impact earnings in particular future fiscal periods.
     On December 16, 2010, three former employees of the now closed Memphis, Tennessee site filed an action in the United States District Court for the Western District of Tennessee alleging unpaid wages on behalf of themselves and, purportedly, other similarly situated current and former employees. The complaint alleges violation of the federal Fair Labor Standards Act (the “FLSA”) relating to unpaid pre and post shift work. Plaintiffs’ counsel has expressed their intent to file a motion for conditional certification for a nationwide class. Sitel filed an Answer and Motion to Dismiss on January 31, 2011 seeking dismissal for failure to state a claim. Plaintiffs responded to the Motion to Dismiss by voluntarily narrowing the scope of the putative class to former employees of the Memphis, Tennessee site and tendered a proposed Amended Complaint. The Motion to Dismiss has been referred to the magistrate judge and is pending. The Court entered a scheduling order setting out deadlines for the case, and initial disclosures were filed on April 4, 2011. The Plaintiffs filed a motion for conditional certification of the class on April 26, 2011, and the Company’s response is due in late May. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of March 31, 2011 and December 31, 2010.
     On March 3, 2011, one former employee of the now closed Birmingham, Alabama site filed an action in the United States District Court for the Northern District of Alabama alleging unpaid wages on behalf of himself and, purportedly, other similarly situated current and former employees in Alabama. The complaint alleges unpaid pre and post shift work. This lawsuit is similar to the one filed in December 2010 in Memphis, Tennessee (discussed above). Sitel filed an answer on April 22, 2011. The Plaintiff filed a motion for conditional certification of the class on April 26, 2011, and the Company’s response is due in late May. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of March 31, 2011 and December 31, 2010.
     On July 22, 2010, General Motors LLC (“GM”) served a lawsuit against us in the United States District Court for the Eastern District of Michigan. The lawsuit alleged that the Company supplied GM with certain computerized telephonic voice response systems which were the subject of a patent infringement lawsuit filed against GM in 2006. On April 13, 2011, the parties executed a settlement agreement under which Sitel will pay GM $400 in exchange for a full release of all claims asserted in the lawsuit. We have recorded a reserve for this amount as of March 31, 2011 in Accrued liabilities and other on the accompanying Condensed Consolidated Balance Sheet. Payment of the settlement amount will be made prior to May 3, 2011.
     On July 21, 2009, one of our clients filed a lawsuit against us in New York federal court alleging breach of contract and negligence. The lawsuit alleges that we failed to maintain certain call recordings on behalf of such client and seeks actual damages or, in the alternative, “liquidated” damages in the amount of $33,000. Our insurance carrier has indicated that actual damages likely would be covered. On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid fees for services rendered by us. Discovery is currently ongoing, and the parties are currently engaged in a dispute regarding the sufficiency of discovery responses. In January 2011, the court ordered that all discovery be completed by July 29, 2011 and that the pretrial order be submitted by August 31, 2011. The court stated that it is willing to move these dates back if there are still discovery issues after the next production of documents. On or about March 29, 2011, the plaintiff provided additional documents as ordered by the court but the responses were inadequate. We do not believe the plaintiff has complied with the court’s discovery order and on April 18, 2011, we filed a renewed motion to compel and a motion for sanctions to address the plaintiff’s continued failure to respond appropriately to our discovery requests. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of March 31, 2011 and December 31, 2010.
     In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately 3,500 Brazilian Reais (equivalent to approximately $2,115 as of March 31, 2011) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately 7,700 Brazilian Reais (equivalent to approximately $4,652 as of March 31, 2011), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the 7,700 Brazilian Reais (equivalent to approximately $4,652 as of March 31, 2011) assessment. SITEL Brazil deposited 7,700 Brazilian Reais (equivalent to approximately $4,652 as of March 31, 2011) with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of March 31, 2011 and December 31, 2010.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Derivative Financial Instruments
     The Company is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company’s policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure, but do not allow derivatives to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Board of Directors at least annually.
Foreign Currency Exchange Rate Risk
     We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in the invoiced currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of March 31, 2011, we had forward contracts maturing within the next 23 months.
Interest Rate Risk
     Interest rate movements create a degree of risk by affecting the amount of our interest payments, so our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
     In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. The fair value of this interest rate swap is included in the table below.
     For the three months ended March 31, 2011 and 2010, we recorded losses of $4,033 and $4,078, respectively, for settled interest payments and a mark to market valuation reduction in the liability of $3,625 for the three months ended March 31, 2011 and an increase in the liability of $96 for the three months ended March 31, 2010. These amounts are reflected in Interest and other financing costs, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		3/31/2011	12/31/2010		3/31/2011	12/31/2010
	Balance			Balance
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$5,803	$6,559	Accrued liabilities and other	$1,679	$1,349
Foreign exchange contracts	Other noncurrent assets	27	959	Other noncurrent liabilities	389	212

Total		$5,830	$7,518		$2,068	$1,561

Derivatives not designated as hedging instruments
Interest rate contract — ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$15,784	$15,527
Interest rate contract — LT	Other noncurrent assets	—	—	Other noncurrent liabilities	—	3,882
Foreign exchange contracts	Prepaids and other current assets	140	596	Accrued liabilities and other	308	227
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	40

Total		$140	$596		$16,092	$19,676

Total derivatives		$5,970	$8,114		$18,160	$21,237

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on			Reclassified from
	Derivative		Location of Gain or	Accumulated OCI
	(Effective Portion)		(Loss) Reclassified	into Income
Derivatives in	Three Months Ended		from Accumulated	Three Months Ended
Cash Flow Hedging	March 31,		OCI into Income	March 31,
Relationships	2011	2010	(Effective Portion)	2011	2010
Foreign exchange contracts	$298	$962	Cost of Services and SG&A	$2,257	$357

Total	$298	$962		$2,257	$357

     For the three months ended March 31, 2011 and 2010, we recorded gains of $1,370 and $250, respectively, to Cost of services and gains of $887 and $107, respectively, to Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the effective portion of settled hedge contracts. We expect unrealized gains will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Revenues during the next twelve months of $4,084. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2011.
     For the three months ended March 31, 2011, we recognized a loss on foreign currency transactions related to the ineffective portion of the derivative instruments of $84. For the three months ended March 31, 2010, no amounts were recognized in income due to ineffectiveness on derivatives.

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or (Loss)	Three Months Ended
Designated as	Recognized in Income on	March 31,
Hedging Instruments	Derivative	2011	2010
Foreign exchange contracts	Cost of Services and SG&A	$10	$6,562
Foreign exchange contracts	(Gain) loss on foreign currency transactions	(95)	—

Total		$(85)	$6,562

     For the three months ended March 31, 2011 and 2010, we recorded gains of $6 and $4,361, respectively, to Cost of services and gains of $4 and $2,201, respectively, to Selling, general, and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for derivatives not designated as hedging contracts.
Current Contracts
     At March 31, 2011, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contracts	$350,000
Foreign exchange contracts	195,305

Total	$545,305

12. Fair Value Measurements
     The carrying values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables approximate fair value. The terms of the Company’s Senior Secured Credit Facility and Senior Notes include debt with variable and fixed interest rates,

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
totaling $653,024 and $646,213 and March 31, 2011 and December 31, 2010, respectively. The fair value of such debt was $628,049 and $576,895 at March 31, 2011 and December 31, 2010.
     U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:
     Level 1 — Fair value based on unadjusted quoted prices for identical assets or liabilities in active markets.
     Level 2 — Modeled fair value with model inputs that are all observable market values.
     Level 3 — Modeled fair value with at least one model input that is not an observable market value.
     The following tables summarize financial assets and liabilities measured and reported at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. There were no transfers between pricing levels for the three month period ended March 31, 2011.

	Fair Value Measurements at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$5,970	$—	$5,970	$—
Marketable securities	8	8	—	—

Total	$5,978	$8	$5,970	$—

Liabilities
Foreign currency forward contracts	$2,376	$—	$2,376	$—
Interest rate derivative instrument	15,784	—	15,784	—

Total	$18,160	$—	$18,160	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$8,114	$—	$8,114	$—
Marketable securities	8	8	—	—

Total	$8,122	$8	$8,114	$—

Liabilities
Foreign currency forward contracts	$1,828	$—	$1,828	$—
Interest rate derivative instrument	19,409	—	19,409	—

Total	$21,237	$—	$21,237	$—

     The Company uses quoted market prices in active markets to determine the fair value of its marketable securities, which are classified in Level 1 of the fair value hierarchy. The Company values its derivatives based on current market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. The Company’s interest rate derivative instrument is a pay-fixed, receive-variable, interest rate swap based on LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a level 2 item. The Company’s foreign currency forward contracts are contracts to buy foreign currency at a fixed rate for delivery on a specified future date or period. The foreign exchange rate is observable for the full term of the swap and is therefore also considered a level 2 item. The fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of these derivative instruments.
     The Company measures and reports its intangible assets at fair value on a nonrecurring basis. These assets are classified in Level 3 of the fair value hierarchy.
     We test all existing goodwill and other indefinite-lived intangibles (trademark and trade name) for impairment at least annually and more frequently if circumstances indicate that the carrying amount exceeds fair value. Annual impairment tests are conducted by the Company as of December 31. The Company estimates the fair value of goodwill and other indefinite-lived intangibles utilizing multiple measurement techniques. The estimation is primarily determined based on an estimate of future cash flows (income approach) discounted

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because the Company does not have an active trading market for its equity. We then use a public company model (which uses peer group valuation metrics) to confirm the measurement.
     The Company evaluates the remaining useful lives of its definite-lived intangible assets (customer relationships and cash grant contracts) whenever events or circumstances warrant a revision to the remaining amortization period. The fair value of definite-lived intangible assets is based on estimated cash flows from the future use of the asset, discounted at a market derived weighted average cost of capital.
     No impairment charges related to goodwill and other intangible assets were recorded during the quarters ended March 31, 2011 and 2010.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
13. Variable Interest Entity
     On March 15, 2010, we entered into an Agreement and Plan of Merger (“the option agreement”) with a previously unrelated entity, as well as an Exclusive Purchase and Distribution Agreement pursuant to which we acquired certain intellectual property and other commercial rights. We paid $500 for these rights from January 1, 2010 through December 31, 2011 (“exclusivity period”) and will pay a total amount of approximately $1,100 in additional fees in monthly increments to the entity for consulting services. The option agreement also gives us the right, without obligation, to purchase licenses and sublicenses of the software units and related hardware at a discount. In addition, pursuant to the option agreement, we have the option but not the obligation to acquire 100% of the entity at any time during the exclusivity period for an agreed upon purchase price. The entity has the right to negate our exercise of this option if we have not attained certain performance metrics involving the implementation of the related software and hardware. Our maximum loss exposure is the $500 paid for the exclusivity period rights, plus any consulting fees paid.
     We have determined the entity is a variable interest entity (“VIE”) based on our option to acquire 100% of the business over the exclusivity period. The Company does have certain rights through the option agreement, but does not control management decisions of the entity. Since we have no obligation to exercise the purchase option to gain control, and the current fair value of the entity is significantly less than the option price, we have concluded that we are not the primary beneficiary.
14. Operating Segment and Geographical Information
     The Company’s two reportable segments, EMEA and the Americas, are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.
     The following tables reflect information about our reportable segments, which correspond to the geographic areas in which we operate:

	Three Months Ended
	March 31,
	2011	2010
Revenues:
EMEA	$151,455	$157,529
Americas	191,717	200,638

	$343,172	$358,167

Costs of services:
EMEA	$107,025	$111,428
Americas	114,600	114,449

	$221,625	$225,877

Selling, general and administrative expenses (“SG&A”):
EMEA	$36,691	$41,816
Americas	51,862	53,291

	$88,553	$95,107

Revenues less costs of services and SG&A:
EMEA	$7,739	$4,285
Americas	25,255	32,898

	$32,994	$37,183

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2011	2010
Long-lived assets:
EMEA	$66,456	$66,061
Americas	100,410	103,535

	$166,866	$169,596

Total assets:
EMEA	$265,257	$240,345
Americas	442,156	442,072

	$707,413	$682,417

15. Supplemental Condensed Consolidated Financial Information
     The following guarantor financial information is presented to comply with U.S. SEC disclosure requirements of Rule 3-10 of Regulation S-X. Certain reclassifications have been made to conform to current year presentation.
     On March 29, 2011, the Issuers announced that they had filed a Registration Statement on Form S-4 with the SEC seeking to undertake an exchange offer of $300,000 principal amount of Senior Notes. The Issuers would offer to exchange unregistered notes which have been privately issued under Rule 144A for freely tradable notes registered under the Securities Act of 1933 with otherwise substantially the same terms and conditions. On April 29, 2011, all of the outstanding Senior Notes were exchanged for registered Senior Notes.
     The Senior Notes are guaranteed by the Issuers’ parent company, SITEL Worldwide, and by each of SITEL Worldwide’s existing and future direct and indirect domestic subsidiaries that are guarantors under the Senior Secured Credit Facility (the “Subsidiary Guarantors”). The Consolidating Statements of Operations and Comprehensive Income (Loss) are presented net of intercompany activity. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, the Subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Balance Sheets
March 31, 2011
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$496	$—	$17,543	$—	$18,039
Accounts receivable (net of allowance for doubtful accounts)	—	—	78,498	185,247	—	263,745
Prepaids and other current assets	217,247	195	95,864	13,809	(244,021)	83,094

Total current assets	217,247	691	174,362	216,599	(244,021)	364,878
Property and equipment, net	367	—	32,467	74,443	—	107,277
Goodwill	—	—	16,690	101,022	—	117,712
Other intangible assets, net	—	—	18,504	41,085	—	59,589
Deferred income taxes	—	—	2,206	23,606	—	25,812
Investments in affiliates	(341,518)	244,865	176,145	—	(79,492)	—
Other noncurrent assets	2,885	85,821	8,002	21,497	(86,060)	32,145

Total assets	$(121,019)	$331,377	$428,376	$478,252	$(409,573)	$707,413

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$536	$—	$10,281	$21,378	$—	$32,195
Accrued payroll and benefits	2,390	—	9,955	63,257	—	75,602
Accrued liabilities and other	148,896	188,168	19,936	19,108	(244,022)	132,086
Income taxes payable	183	1	3,002	—	—	3,186
Current portion of capital lease obligations	—	—	1,504	1,818	—	3,322

Total current liabilities	152,005	188,169	44,678	105,561	(244,022)	246,391
Long-term debt	—	582,425	—	70,599	—	653,024
Capital lease obligations	—	—	2,075	3,568	—	5,643
Deferred income taxes	—	—	—	8,188	—	8,188
Other noncurrent liabilities	—	—	24,842	128,409	(86,060)	67,191

Total liabilities	152,005	770,594	71,595	316,325	(330,082)	980,437
Series B preferred stock	58,921	—	—	—	—	58,921
Series C preferred stock	39,095	—	—	—	—	39,095
Stockholders’ deficit
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,251	—	84,208	168,887	(253,095)	1,251
Additional paid-in capital	387,887	70,235	653,459	267,273	(990,967)	387,887
Accumulated deficit	(731,773)	(509,452)	(336,881)	(298,583)	1,144,916	(731,773)
Accumulated other comprehensive loss	(20,247)	—	(44,005)	24,350	19,655	(20,247)
Stock subscriptions receivable	(2,653)	—	—	—	—	(2,653)
Treasury shares, at cost	(8,170)	—	—	—	—	(8,170)

Total stockholders’ deficit	(371,040)	(439,217)	356,781	161,927	(79,491)	(371,040)

Total liabilities and stockholders’ deficit	$(121,019)	$331,377	$428,376	$478,252	$(409,573)	$707,413

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Balance Sheets
December 31, 2010
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$7,780	$—	$22,114	$—	$29,894
Accounts receivable (net of allowance for doubtful accounts)	—	—	80,986	155,106	—	236,092
Prepaids and other current assets	222,725	572	84,411	151,813	(381,278)	78,243

Total current assets	222,725	8,352	165,397	329,033	(381,278)	344,229
Property and equipment, net	259	—	33,435	72,665	—	106,359
Goodwill	—	—	16,691	101,020	—	117,711
Other intangible assets, net	—	—	19,230	44,007	—	63,237
Deferred income taxes	—	—	706	19,320	—	20,026
Investments in affiliates	(350,569)	217,693	168,440	—	(35,564)	—
Other noncurrent assets	2,831	86,182	3,455	18,990	(80,603)	30,855

Total assets	$(124,754)	$312,227	$407,354	$585,035	$(497,445)	$682,417

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$86	$—	$10,874	$16,574	$—	$27,534
Accrued payroll and benefits	1,874	—	7,512	56,581	—	65,967
Accrued liabilities and other	147,650	182,800	26,118	147,990	(381,278)	123,280
Income taxes payable	98	1	3,101	—	—	3,200
Current portion of capital lease obligations	—	—	1,482	1,742	—	3,224

Total current liabilities	149,708	182,801	49,087	222,887	(381,278)	223,205
Long-term debt	—	579,568	—	66,645	—	646,213
Capital lease obligations	—	—	2,472	4,365	—	6,837
Deferred income taxes	—	—	—	8,303	—	8,303
Other noncurrent liabilities	—	3,882	13,773	135,269	(80,603)	72,321

Total liabilities	149,708	766,251	65,332	437,469	(461,881)	956,879
Series B preferred stock	57,282	—	—	—	—	57,282
Series C preferred stock	37,278	—	—	—	—	37,278
Stockholders’ deficit
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,251	—	84,208	168,887	(253,095)	1,251
Additional paid-in capital	391,297	70,234	665,837	260,678	(996,749)	391,297
Accumulated deficit	(733,723)	(524,258)	(364,061)	(306,928)	1,195,247	(733,723)
Accumulated other comprehensive loss	(19,689)	—	(43,962)	24,929	19,033	(19,689)
Stock subscriptions receivable	(2,653)	—	—	—	—	(2,653)
Treasury shares, at cost	(8,170)	—	—	—	—	(8,170)

Total stockholders’ deficit	(369,022)	(454,024)	342,022	147,566	(35,564)	(369,022)

Total liabilities and stockholders’ deficit	$(124,754)	$312,227	$407,354	$585,035	$(497,445)	$682,417

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2011
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$82,720	$260,452	$—	$343,172

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	46,666	174,959	—	221,625
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	7,142	67	18,001	63,343	—	88,553
Depreciation and amortization of property and equipment	—	—	2,352	6,278	—	8,630
Amortization of intangible assets	—	—	729	2,922	—	3,651
Restructuring and exit charges	8	—	594	6,418	—	7,020
Loss (gain) on foreign currency transactions	565	(1,252)	(127)	(1,754)	—	(2,568)
Other (income) expense, net	(70)	560	(1)	357	—	846

Operating (loss) income	(7,645)	625	14,506	7,929	—	15,415
Interest and other financing (income) costs, net	(10)	12,992	558	2,491	—	16,031
Loss on extinguishment of debt, net	—	—	—	—	—	—
Equity in earnings of subsidiaries	(9,674)	(21,401)	(7,703)	—	38,778	—

Income (loss) before income taxes	2,039	9,034	21,651	5,438	(38,778)	(616)
Income tax provision (benefit)	89	—	250	(2,905)	—	(2,566)

Net income (loss)	1,950	9,034	21,401	8,343	(38,778)	1,950
Other comprehensive income (loss)
Foreign currency translation adjustments	64	—	1,580	(261)	—	1,383
Unrealized gain (loss) on derivative valuation, net of tax of $0	—	—	(1,624)	(335)	—	(1,959)
Unrecognized pension gain, net of tax of $0	—	—	—	18	—	18

Comprehensive income (loss)	$2,014	$9,034	$21,357	$7,765	$(38,778)	$1,392

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2010
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$12	$94,040	$264,115	$—	$358,167

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	94	—	54,541	171,242	—	225,877
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	4,219	57	23,340	67,491	—	95,107
Depreciation and amortization of property and equipment	—	—	2,651	7,396	—	10,047
Amortization of intangible assets	—	—	783	3,170	—	3,953
Restructuring and exit charges	277	—	960	4,528	—	5,765
Loss (gain) on foreign currency transactions	(388)	95	272	3,280	—	3,259
Other (income) expense, net	(182)	(60)	51	382	—	191

Operating income (loss)	(4,020)	(80)	11,442	6,626	—	13,968
Interest and other financing (income) costs, net	(97)	11,225	256	3,489	—	14,873
Loss on extinguishment of debt, net	—	3,019	—	—	—	3,019
Equity in earnings of subsidiaries	2,768	(11,707)	193	—	8,746	—

Income (loss) before income taxes	(6,691)	(2,617)	10,993	3,137	(8,746)	(3,924)
Income tax provision (benefit)	79	—	(714)	3,481	—	2,846

Net income (loss)	(6,770)	(2,617)	11,707	(344)	(8,746)	(6,770)
Other comprehensive income (loss)
Foreign currency translation adjustments	(94)	—	(1,817)	5,286	—	3,375
Unrealized gain (loss) on derivative valuation, net of tax of $0	—	—	648	105	—	753
Unrecognized pension gain, net of tax of $0	—	—	—	(69)	—	(69)

Comprehensive income (loss)	$(6,864)	$(2,617)	$10,538	$4,978	$(8,746)	$(2,711)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,950	$9,034	$21,401	$8,343	$(38,778)	$1,950
Undistributed equity in earnings of subsidiaries	(9,674)	(21,401)	(7,703)	—	38,778	—
Adjustments to reconcile net income (loss) to net cash flows relating to operating activities:
Depreciation and amortization (including of intangible assets)	—	—	3,078	9,203	—	12,281
Deferred income taxes	—	—	—	(5,486)	—	(5,486)
Noncash derivative activity	—	—	(244)	(4,105)	—	(4,349)
Amortization of debt issue costs and OID	—	518	—	38	—	556
Non-cash interest expense (income)	—	8,818	(36)	(174)	—	8,608
Other noncash items, net	47	—	(3,607)	3,189	—	(371)
Change in book overdrafts	—	—	(167)	74	—	(93)
Changes in working capital, net	7,785	(6,928)	(10,963)	(10,850)	—	(20,956)

Net cash (used in) provided by operating activities	108	(9,959)	1,759	232	—	(7,860)

Cash flows from investing activities
Purchases of property and equipment	(108)	—	(1,381)	(5,545)	—	(7,034)
Proceeds from disposition of property and equipment	—	—	10	17	—	27

Net cash used in investing activities	(108)	—	(1,371)	(5,528)	—	(7,007)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(122,662)	(387)	(685)	—	(123,734)
Proceeds from long-term debt	—	125,337	—	—	—	125,337

Net cash (used in) provided by financing activities	—	2,675	(387)	(685)	—	1,603
Effect of exchange rate on Cash and cash equivalents	—	—	—	1,409	—	1,409

Net change in Cash and cash equivalents	—	(7,284)	1	(4,572)	—	(11,855)
Cash and cash equivalents
Beginning of period	—	7,780	—	22,114	—	29,894

End of period	$—	$496	$1	$17,542	$—	$18,039

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(6,770)	$(2,617)	$11,707	$(344)	$(8,746)	$(6,770)
Undistributed equity in earnings of subsidiaries	2,768	(11,707)	193	—	8,746	—
Adjustments to reconcile net income (loss) to net cash flows relating to operating activities:
Depreciation and amortization (including of intangible assets)	—	—	3,433	10,567	—	14,000
Deferred income taxes	—	—	648	(2,533)	—	(1,885)
Noncash derivative activity	—	—	(706)	(4,869)	—	(5,575)
Amortization of debt issue costs and OID	—	26	—	143	—	169
Write off of deferred financing fees	—	371	—	—	—	371
Non-cash interest expense (income)	—	837	(160)	703	—	1,380
Other noncash items, net	41	—	6,404	(6,828)	—	(383)
Proceeds of marketable securities, net	—	—	—	4,494	—	4,494
Change in book overdrafts	—	—	(1,592)	(259)	—	(1,851)
Changes in working capital, net	4,518	(68,129)	(16,742)	74,741	—	(5,612)

Net cash (used in) provided by operating activities	557	(81,219)	3,185	75,815	—	(1,662)

Cash flows from investing activities
Purchases of property and equipment	(6)	—	(2,905)	(2,404)	—	(5,315)
Proceeds from disposition of property and equipment	—	—	—	431	—	431

Net cash used in investing activities	(6)	—	(2,905)	(1,973)	—	(4,884)

Cash flows from financing activities
Purchases of treasury shares	(551)	—	—	—	—	(551)
Payments on long-term debt and capital lease obligations	—	(335,648)	(280)	(53,914)	—	(389,842)
Proceeds from long-term debt	—	141,770	—	—	—	141,770
Proceeds from issuance of senior notes	—	292,362	—	—	—	292,362
Payments of debt issue costs	—	(8,156)	—	—	—	(8,156)

Net cash (used in) provided by financing activities	(551)	90,328	(280)	(53,914)	—	35,583
Effect of exchange rate on Cash and cash equivalents	—	—	—	(227)	—	(227)

Net change in Cash and cash equivalents	—	9,109	—	19,701	—	28,810
Cash and cash equivalents
Beginning of period	—	257	—	26,658	—	26,915

End of period	$—	$9,366	$—	$46,359	$—	$55,725

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands of U.S. dollars except share and per share data)
Overview
     We are one of the world’s largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support and customer acquisition, retention and revenue generation services. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, web and IVR. We serve a broad range of industry end-markets, including wireless, telecommunications, technology, financial services, retail and consumer products, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance and healthcare.
     We provide our clients with high quality customer care expertise customized for their specific end-markets in order to improve their interactions with their customers and, in turn, increase their return on customer investment. Our clients reduce their costs by leveraging our economies of scale, gaining access to our skilled labor force, and benefiting from our facilities, which are strategically located in cost-effective labor markets throughout the world. They increase their revenues through improved customer satisfaction, increased retention, and more effective sales conversions. In addition, our services allow our clients to reduce capital expenditures, better manage working capital and transform fixed customer care-related costs into variable costs. We have worked closely with our clients through the recent global economic downturn to drive efficiency and effectiveness throughout their customer care operations.
     We are organized geographically and have two reporting segments: (1) “EMEA,” which refers to Europe, the Middle East and Africa and (2) “Americas,” which refers to North America, Latin America and Asia Pacific. Each reporting segment performs substantially the same services for clients. We have approximately 16,000 employees based in EMEA. And approximately 39,000 employees based in the Americas.
     Our standardized practices and regionalized support functions are designed to achieve consistent, high quality service throughout the world. Of our revenues for the quarter ended March 31, 2011, 44% was generated in EMEA and 56% was generated in the Americas.
     We reported revenues of $343,172 for the first three months of 2011, down 4.2%, or $14,995 from $358,167 for the same period of 2010. The decline was primarily due to client attrition in 2010, primarily driven by clients’ changes in outsourcing strategies. Although we expect a more stable macroeconomic environment throughout 2011, certain conditions may continue to impact customer demand for our client’s products, which can impact our call volumes and revenues.
     Operating expenses decreased largely in line with our revenues, as the company continued its on-going simplification and rationalization efforts.
Forward-Looking Statements
     This report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on the beliefs and assumptions of our management regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements discuss potential risks and uncertainties; therefore, our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date they were made. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the SEC. See the discussion in the “Risk Factors” and “Caution Concerning Forward-Looking Statements” sections of the Company’s Registration Statement on Form S-4 (333-172952) filed with the SEC and declared effective by the SEC on March 28, 2011. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in such Registration Statement as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
Critical Accounting Policies and Estimates
     Our discussion and analysis of results of operations and financial condition are based upon our Condensed Consolidated Financial Statements and the Notes thereto. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes thereto. Certain of our accounting policies are considered critical, due to the level of subjectivity and judgment necessary in applying these policies and because the impact of these estimates and assumptions on our financial condition and operating performance may be material. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historic experience and other relevant factors. The estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. We believe our estimates and judgments are reasonable, however, actual results and the timing of the recognition of such amounts could differ from those estimates.
     We have used methodologies that are consistent from year to year in all material respects. For details concerning these critical accounting policies and estimates, please refer to the audited Consolidated Financial Statements and the Notes thereto included in the Company’s Registration Statement on Form S-4 (333-172952) filed with the SEC and declared effective by the SEC on March 28, 2011. Any deviation from these policies or estimates could have a material impact on our Condensed Consolidated Financial Statements.
Results of Operations
     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements. Results for interim periods may not be indicative of the results for the full years. The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2011		2010
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues
Statement of Operations Data:
Revenues	$343,172	100.0%	$358,167	100.0%
Operating expenses
Cost of services	221,625	64.6%	225,877	63.1%
Selling, general, and administrative expenses	88,553	25.8%	95,107	26.6%
Depreciation and amortization of property and equipment	8,630	2.5%	10,047	2.8%
Amortization of intangible assets	3,651	1.1%	3,953	1.1%
Restructuring and exit charges	7,020	2.0%	5,765	1.6%
(Gain) loss on foreign currency transactions	(2,568)	-0.7%	3,259	0.9%
Other expense, net	846	0.2%	191	0.1%

Operating income	15,415	4.5%	13,968	3.9%
Interest and other financing costs, net	16,031	4.7%	14,873	4.2%
Loss on extinguishment of debt, net	—	0.0%	3,019	0.8%

Loss before income taxes	(616)	-0.2%	(3,924)	-1.1%
Income tax (benefit) provision	(2,566)	-0.7%	2,846	0.8%

Net income (loss)	$1,950	0.6%	$(6,770)	-1.9%

     Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended
	March 31,		Dollar	Percentage
	2011	2010	Change	Change
Statement of Operations Data:
Revenues	$343,172	$358,167	$(14,995)	-4.2%
Operating expenses
Cost of services	221,625	225,877	(4,252)	-1.9%
Selling, general, and administrative expenses	88,553	95,107	(6,554)	-6.9%
Depreciation and amortization of property and equipment	8,630	10,047	(1,417)	-14.1%
Amortization of intangible assets	3,651	3,953	(302)	-7.6%
Restructuring and exit charges	7,020	5,765	1,255	21.8%
(Gain) loss on foreign currency transactions	(2,568)	3,259	(5,827)	-178.8%
Other expense, net	846	191	655	342.9%

Operating income	15,415	13,968	1,447	10.4%
Interest and other financing costs, net	16,031	14,873	1,158	7.8%
Loss on extinguishment of debt, net	—	3,019	(3,019)	-100.0%

Loss before income taxes	(616)	(3,924)	3,308	-84.3%
Income tax (benefit) provision	(2,566)	2,846	(5,412)	-190.2%

Net income (loss)	$1,950	$(6,770)	$8,720	128.8%

Revenues
     Consolidated revenues decreased $14,995 or 4.2% to $343,172 for the three months ended March 31, 2011 as compared to $358,167 for the three months ended March 31, 2010. Revenues in the EMEA segment decreased $6,074 or 3.9% to $151,455 for the three months ended March 31, 2011 as compared to $157,529 for the three months ended March 31, 2010. In the Americas, revenues decreased $8,921 or 4.4% to $191,717 from $200,638 for the three months ended March 31, 2011 and March 31, 2010, respectively.
     We believe the decreases in revenues were primarily attributable to approximately:
•	$27,400 of attrition primarily attributable to reductions in existing client programs driven by certain clients’ changes in outsourcing strategies and competitive pricing pressures.
     Decreases in first quarter revenues were partially offset by approximately:
•	$10,800 incremental revenue from new customers and net growth from our existing clients driven by expansion of our relationships with these customers (i.e. new campaigns and/or new services).
•	$1,600 of foreign exchange impact due to weakening of the U.S. dollar against the Euro and British pound Sterling during the first quarter of 2011.
Costs of Services
     Costs of services decreased $4,252 or 1.9% to $221,625 for the three months ended March 31, 2011, as compared to $225,877 for the three months ended March 31, 2010. Of the $4,252 decrease, $4,403 was attributable to EMEA offset by a slight increase of $151 in the Americas segment. Costs of services decreases for the quarter were proportionately lower than the decline in revenues and are primarily due to the loss of higher margin business in the first quarter of 2011, combined with a $4,361 gain for derivatives not designated as hedging contracts in the first quarter of 2010 compared to a gain of $6 in the first quarter of 2011.
     As a result, our cost of services for the three months ended March 31, 2011 was 64.6% of revenues, a 1.5 percentage point increase from the three months ended March 31, 2010.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses (“SG&A”) decreased $6,554 or 6.9% to $88,553 for the three months ended March 31, 2011 as compared to $95,107 for the three months ended March 31, 2010. In addition to our restructuring efforts, we have also incurred savings due to negotiated reductions in information technology, leases, and professional service fees. Additionally, gains on our designated foreign exchange derivative contracts accounted for $887, or 0.3% as a percent of revenues, of the decrease.
     The EMEA segment reported a 12.3% decrease in SG&A of $5,125 from $41,816 for the three months ended March 31, 2010 to $36,691 for the three months ended March 31, 2011. In addition, SG&A expense in the Americas decreased $1,429 or 2.7% from $53,291 to $51,862 for the three months ended March 31, 2010 and March 31, 2011, respectively.

Depreciation and Amortization of Property and Equipment
     Depreciation and amortization of property and equipment decreased $1,417 or 14.1% to $8,630 for the three months ended March 31, 2011 as compared to $10,047 for the three months ended March 31, 2010. The decrease in depreciation and amortization of property and equipment was primarily the result of assets becoming fully depreciated. We anticipate an increase in capital expenditures in 2011 due to projected growth and IT and facilities maintenance, which we expect to drive future increases in depreciation and amortization of property and equipment in 2011.
Restructuring and Exit Charges
     The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company’s operations in order to align resources to support growth, and to shift the geographic mix of some of the Company’s resources. Reduced volumes stemming from the recent global economic downturn have also resulted in further workforce reductions and site closures.
     Restructuring and exit charges increased $1,255 to $7,020 for the three months ended March 31, 2011 as compared to $5,765 for the three months ended March 31, 2010. The restructuring charge for the quarter included severance costs of $5,048 and site closure costs totaling $1,972, which are primarily ongoing lease and other contractual obligations.
     During the three months ended March 31, 2011, four sites were closed or consolidated and 734 positions were eliminated resulting in total restructuring charges of $6,430 and estimated annualized savings of $9,600. Total expected costs relating to restructuring activities initiated in 2011 are $7,900, and such activities are expected to be completed by the end of 2011. The remaining accrual for severance-related activities of $4,272 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $767 is expected to be paid during the remainder of the current fiscal year through 2014 as the related leases expire.
     During the quarter ended March 31, 2011, we recognized expense of $649 relating to restructuring activities initiated in 2010. These activities are completed, and no additional significant costs are expected to be incurred. The remaining accrual for severance-related activities of $11,084 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $4,825 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
(Gain) Loss on Foreign Currency Transactions
     We recognized a gain on foreign currency transactions in the amount of $2,568 for the three months ended March 31, 2011 as compared to a loss of $3,259 for the three months ended March 31, 2010. The gain on foreign currency is primarily attributable to the weakening of the U.S. dollar against the Euro and British pound Sterling during the first quarter of 2011.
Interest and Financing Costs
     Interest and other financing costs increased $1,158 or 7.8% to $16,031 for the three months ended March 31, 2011 as compared to $14,873 for the three months ended March 31, 2010. Increases in interest and financing costs were primarily attributable to higher weighted average interest rates due to the issuance of the 11.5% Senior Notes at a fixed rate in March 2010.
Loss on Extinguishment of Debt
     We recognized a loss on extinguishment of debt in the amount of $3,019 for the three months ended March 31, 2010, consisting of fees paid of $2,648 and write off of deferred financing fees of $371. There were no comparable costs for the three months ended March 31, 2011.
Income Tax (Benefit) Provision
     Our provision for income taxes decreased from $2,846 for the three months ended March 31, 2010 to a tax benefit of $2,566 for the three months ended March 31, 2011. The benefit arose primarily from the release of valuation allowance on the deferred tax assets of our Australian subsidiary during the first quarter of 2011, which resulted in a discrete benefit of $6,132. Management concluded that strong first quarter performance coupled with cumulative profitability overcame historic inconsistent financial performance to warrant the release of the valuation allowance on the deferred tax assets of its Australian subsidiary.
     Management will continue to assess the Company’s ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such goals can be achieved and sustained throughout 2011, the Company may release all or a portion of the remaining valuation allowance with respect to these operations. Such release would result in a benefit to the income tax rate and net income in the period of release.
Client Concentration
     Our ten largest clients represented approximately 37.8% of our revenues for the first three months of 2011, an increase from 37.4% for the comparable period in 2010. No client accounted for more than 10% of our total revenues during these periods.

Liquidity and Capital Resources
     Our principal sources of liquidity have been net cash provided by operating activities, borrowings under our Senior Secured Credit Facility and the issuance of the Senior Notes and equity. Our principal uses of cash have included debt service, capital expenditures, and the financing of working capital. We expect that our principal uses of cash in the future will be to finance working capital, capital expenditures and service debt. We expect that our principal sources of cash in the future will remain net cash provided by operating activities. Subject to our operating performance, which if significantly adversely affected, would adversely affect the availability of funds, we believe that cash generated from operations and borrowings under our Senior Secured Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next twelve months.
     We manage a centralized global treasury function in the United States with a particular focus on concentrating and safeguarding our global Cash and cash equivalent reserves. While we generally prefer to hold U.S. dollars, we maintain adequate cash in the functional currency of our foreign subsidiaries to support local operating costs. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners, and low-risk investments.
     The amount of capital required over the next 12 months will also depend on our levels of investment in infrastructure necessary to maintain, upgrade, or replace existing assets or to develop new customer care centers. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing.
     We expect our operations to continue to require increased capital expenditures to support the growth of our business.
     Historically, equipment purchases have been financed through cash generated from operations, our Senior Secured Credit Facility, our ability to acquire equipment through operating leases, and through capital lease obligations with various equipment vendors and lending institutions.
     We believe that our cash equivalents, the cash flow generated from operations, the ability to acquire equipment through leases, and funds available under our Senior Secured Credit Facility will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.
Cash Flows
     Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Three Months Ended		(Decrease) to
	March 31,		Net Cash Flow
	2011	2010	Amount
Cash provided by (used in):
Operating activities	$(7,860)	$(1,662)	$(6,198)
Investing activities	(7,007)	(4,884)	(2,123)
Financing activities	1,603	35,583	(33,980)
     Operating Activities. We used cash in operations of $7,860 in for the first quarter of 2011 compared to cash used in operations of $1,662 for the comparable period in 2010. The $6,198 decrease in cash flows from operations was primarily driven by increased interest expense due to the issuance of the Senior Notes in 2010, the absence of cash proceeds from marketable securities and the change in working capital.
     Investing Activities. We used cash in investing activities of $7,007 during the first quarter of 2011 compared to $4,884 during the comparable period in 2010. The $2,123 increase in cash used in investing activities was primarily driven by an increase in property and equipment purchases. We are forecasting continued increases in capital expenditures in 2011 due to growth in the Americas and EMEA as well as technology and facilities maintenance.
     Financing Activities. We generated cash from financing activities of $1,603 during the first three months of 2011 compared to $35,583 during the comparable period in 2010. The decrease in financing proceeds was primarily driven by the Senior Notes offering and related use of proceeds during the first quarter of 2010.
     Cash Position, Working Capital and Indebtedness
     As of March 31, 2011, our total Cash and cash equivalents were $18,039 and we had total indebtedness of approximately $653,024. Working capital (defined as Prepaids and other current assets (excluding Cash and cash equivalents) less Accrued liabilities and other

(excluding Current portion of long-term debt and Current portion of capital lease obligations), adjusted for Other non-current assets less Other non-current liabilities) was $68,724 at March 31, 2011, compared to $60,865 at March 31, 2010, an increase of $7,859.
Contractual Obligations and Commercial Commitments
     The following table represents our contractual commitments associated with our operating and capital leases as of March 31, 2011.

	Payments Due By Period
		Less than			More than
Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Capital lease obligations (1)	$12,351	$4,354	$6,324	$1,620	$53
Operating lease obligations (2)	180,163	56,025	78,447	23,618	22,073

Total	$192,514	$60,379	$84,771	$25,238	$22,126

(1)	Consists of payments under our capital leases for certain equipment.

(2)	Represents payments under our non-cancelable operating leases for various property and equipment.
The Senior Notes
     On March 18, 2010, SITEL, LLC and Sitel Finance Corp., as co-issuers, issued, in a private placement, $300,000 of 11.5% Senior Notes due April 1, 2018 at an offering price of 97.454% of the face value of the Senior Notes. On April 29, 2011, all of the outstanding Senior Notes were exchanged for registered Senior Notes. The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company and its domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1. Proceeds from the Senior Notes offering were used to pay down approximately $231,600 of the Term Loans and 100% of the outstanding balance on the Revolvers, both of which are discussed further below.
     The Company is not required to make mandatory redemptions or sinking fund payments with respect to the Senior Notes; however, at any time prior to April 1, 2013, the Issuers may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Notes with the net proceeds of certain equity offerings at 111.50%. Prior to April 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount of the Senior Notes, plus a make-whole premium calculated in accordance with the indenture governing the Senior Notes and accrued and unpaid interest. On or after April 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 105.750% prior to April 1, 2015; 102.875% on or after April 1, 2015, but prior to April 1, 2016; and 100% on or after April 1, 2016.
     The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of SITEL, LLC, Sitel Finance Corp. and SITEL, LLC’s restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of SITEL, LLC’s assets. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated.
     As a result of the partial pay down of the Term Loans, the Company recorded a loss on extinguishment of debt of $3,019, consisting of fees paid of $2,648 and write off of deferred financing fees of $371. Additionally, there is an original issue discount associated with the Senior Notes of $7,638, and the Company deferred debt issuance costs relating to the Senior Notes of $8,203, both of which will be amortized over the term of the Senior Notes.
2007 Senior Secured Credit Facility
     Overview
     On January 30, 2007, we entered into the Senior Secured Credit Facility among a syndicate of banks with Goldman Sachs Credit Partners L.P. as joint lead arranger, joint bookrunner, administrative agent and collateral agent and GE Capital Markets, Inc. as joint lead arranger and joint bookrunner. The Senior Secured Credit Facility originally provided for total available borrowings in an aggregate principal amount of approximately $760,000, which includes $85,000 of Revolvers maturing on January 30, 2013, consisting of a $50,000 U.S. revolver, a $7,000 Canadian revolver (made available in Canadian dollars) and a $28,000 U.K. revolver (made available in Euro and British pound sterling), and $675,000 of Term Loans maturing on January 30, 2014, consisting of a $550,000 U.S. term loan, a € 51,400 Euro term loan, and a £30,000 British pound sterling term loan. SITEL, LLC is the borrower under the U.S. term loan and the U.S. revolver, ClientLogic Holding Limited is the borrower under the Euro term loan, the British pound sterling term loan and the U.K. revolver, and Sitel Canada Corporation (formerly known as ClientLogic Canada Corporation) is the borrower under the Canadian revolver. We used the proceeds from the Senior Secured Credit Facility to repay our August 2006 credit facility and to fund recent acquisitions, including the acquisition of Legacy SITEL on January 30, 2007.
     As of March 31, 2011, we had an aggregate of $360,038 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $357,338 of Term Loans and $2,700 of Revolvers. Our Term Loans consisted of $286,740 outstanding on the U.S. term loan, $42,435 outstanding on the Euro term loan, and $28,163 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,110 as of that date. As of March 31, 2011, we had $81,190 available for additional borrowings under our Revolvers.

     First Amendment
     On December 9, 2008, we entered into the first amendment to our Senior Secured Credit Facility (the “First Amendment”) which, among other matters, modified applicable interest rates, certain negative covenants, and financial covenant thresholds. In addition, the First Amendment permitted us to offer to purchase the outstanding Term Loans at a discount to par using a portion of the net proceeds we received from the sales of our series C preferred stock we completed in 2008. We received approximately $29,600 through the issuance of series C preferred stock which was a condition to entering into the First Amendment. As required under the First Amendment, we offered to purchase Term Loans under the Senior Secured Credit Facility, and in December 2008, we purchased approximately $27,000 of outstanding principal under the Term Loans for approximately $15,000, which Term Loans were subsequently cancelled and retired.
     Second Amendment
     In April 2009, we entered into the second amendment to the Senior Secured Credit Facility which effected a technical amendment clarifying certain terms governing minimum borrowing amounts under certain interest rates including LIBOR.
     Third Amendment
     In February 2010, we entered into the third amendment to the Senior Secured Credit Facility (the “Third Amendment”) to, among other things, permit the issuance of the Senior Notes, improve the terms of mandatory prepayment requirements, and modify our leverage covenant and interest coverage covenant.
     Interest
     Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 5.5% or the higher of (i) the federal funds rate plus 0.5% or (ii) the bank’s prime rate, plus the applicable margin of 4.5%. At March 31, 2011, the weighted average rate on the Term Loans was 5.90%. We have an interest rate swap agreement for a notional amount of $350,000 against our Term Loans that is based on a rate of 4.91% versus three month LIBOR. The agreement expires in March 2012. At March 31, 2011, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 4.93%. Interest on the U.S. revolver is based on LIBOR plus the applicable margin of 5.5% or the higher of (i) the federal funds rate plus 0.5% or (ii) the bank’s prime rate, plus the applicable margin of 4.5%. At March 31, 2011, the weighted average rate on the Revolvers was 7.75%. Specified interest rates for the Euro term loan and Canadian term loan are as described in the Senior Secured Credit Facility.
     Prepayments
     Beginning on April 2, 2007, our Term Loans began amortizing in equal quarterly installments of $1,700 with the balance payable at maturity. We may be required to prepay certain amounts under the Senior Secured Credit Facility should we initiate specified transactions, including certain issuances of equity, sale of certain assets or receipt of certain insurance proceeds, or additional debt issuances if not otherwise extended as well as from certain percentages of any excess cash flow. We may voluntarily prepay all or part of the Term Loans under certain conditions. Amounts borrowed under the Term Loans that are repaid or prepaid may not be re-borrowed. Amounts repaid under our Revolvers may be re-borrowed, as long as the total commitment under the Revolvers is not permanently reduced.
     On April 2, 2007, we made our first quarterly installment of $1,700. On April 30, 2007, we received an equity investment of $32,600. Our Senior Secured Credit Facility required us to use 50% of such equity proceeds to prepay the Term Loans. As such, we repaid $16,300 against the Term Loans and, as a result, we were not required to make quarterly principal installments on the Term Loans until September 2009. In addition, in September 2008, we made a voluntary prepayment on the Term Loans of $31,500 using proceeds from a $31,500 convertible subordinated note from Onex. As a result, we will not incur any further quarterly principal installments on our Term Loans before maturity. Furthermore, on December 19, 2008, we received a $30,000 equity investment and used $15,000 of the proceeds to repurchase $27,000 of the Term Loans pursuant to a tender offer process. We subsequently cancelled and retired these tendered term loans.
     Covenants
     We are required under the terms of the Senior Secured Credit Facility to maintain certain financial covenants. Specifically, the Third Amendment requires us to comply with the following financial covenants on an annual basis:
     Senior Secured Leverage Ratio. The senior secured leverage ratio is the ratio of our total funded debt that is secured by a lien on any assets or equity interests of the Company or any of our subsidiaries to our Adjusted EBITDA (as defined in the Senior Secured Credit Facility) for each period of four consecutive quarters ending during the term of the Senior Secured Credit Facility.
     Minimum Interest Coverage Ratio. The minimum interest coverage ratio is the ratio of Adjusted EBITDA to cash interest expense (net of interest income) for each period of four consecutive quarters ending during the term of the Senior Secured Credit Facility.
     Maximum Capital Expenditures. The maximum capital expenditures covenant in our Senior Secured Credit Facility limits our annual capital spending, cash restructuring in excess of $10,000, and our acquisition expenses in excess of $10,000 to a pre-established limit each year and allows for carryover of unused spend up to a maximum of $5,000 per year.

     The Senior Secured Credit Facility also contains customary affirmative and negative covenants such as restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments, and transactions with affiliates.
     The Company was in compliance with all debt covenants under the Senior Secured Credit Facility as of March 31, 2011. We believe that we will continue to be able to comply with the restrictive covenants in our Senior Secured Credit Facility. However, the decline in our Adjusted EBITDA during 2010 has increased our Senior Secured Leverage Ratio. If we are unable to increase our Adjusted EBITBA in line with tightening covenant levels, or in the event of unforeseen adverse circumstances, we could be forced to undertake additional restructuring activities (including further cost reductions), further management of working capital or capital expenditures, or seek additional financing, in order to remain compliant with these covenants. We may also need to decrease the use of our Revolvers, which would have the effect of decreasing our Senior Secured Leverage Ratio. There is no assurance that we would be able to implement such additional actions or obtain additional financing with acceptable terms and conditions, or that we would have the flexibility to decrease our revolver draw if necessary. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, including the Senior Notes. Furthermore, all of our borrowings under the Senior Secured Credit Facility have a scheduled maturity prior to that of the Senior Notes. There can be no assurance that we will be able to successfully refinance these obligations on or prior to their applicable maturity dates.
Off Balance Sheet Arrangements
     Our off balance sheet arrangements primarily consist of our operating leases, standby letters of credit, and the VIE. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At March 31, 2011, the future lease commitments relating to our operating leases were $180,163. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through October 30, 2011, and are renewed as required. The outstanding commitment on these obligations at March 31, 2011 was $1,110. There have been no significant changes related to the VIE since December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Registration Statement on Form S-4 (333-172952) filed with the SEC and declared effective by the SEC on March 28, 2011. As of March 31, 2011, there has been no material change in this information.

ITEM 4.	CONTROLS AND PROCEDURES
     We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 31, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
     See “Risk Factors” in the Company’s Registration Statement on Form S-4 (333-172952) filed with the SEC and declared effective by the SEC on March 28, 2011. As of March 31, 2011, there have been no material changes in this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS
a)	Exhibits

Exhibit
Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEL Worldwide Corporation
Date: May 10, 2011	By:	/s/ Patrick Tolbert
		Name:	Patrick Tolbert
		Title:	Global Chief Financial Officer and Director (Duly authorized officer and principal financial officer)