Form 10-Q
period 2011-06-30
SITEL Worldwide Corp
filed 2011-08-09
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
YES ☑ NO ☐
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding July 25, 2011

Class A, $0.01 par value	29,666,821
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	6,751,263

SITEL Worldwide Corporation
INDEX

Page No.
PART I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and 2010	5
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2010, six months ended December 31, 2010, and six months ended June 30, 2011	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42

PART II. Other Information	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. [Removed and Reserved]	43
Item 5. Other Information	43
Item 6. Exhibits	43
Signatures	44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$18,806	$29,894
Accounts receivable (net of allowance for doubtful accounts of $5,402 and $6,142, respectively)	248,602	236,092
Prepaids and other current assets	74,365	78,243

Total current assets	341,773	344,229
Property and equipment, net	107,824	106,359
Goodwill	117,712	117,711
Other intangible assets, net	56,381	63,237
Deferred income taxes	25,102	20,026
Other noncurrent assets	34,606	30,855

Total assets	$683,398	$682,417

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets — Continued
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2011	2010
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$30,068	$27,534
Accrued payroll and benefits	71,908	65,967
Accrued liabilities and other	117,824	123,280
Income taxes payable	4,655	3,200
Current portion of capital lease obligations	3,571	3,224

Total current liabilities	228,026	223,205
Long-term debt	657,857	646,213
Capital lease obligations	6,691	6,837
Deferred income taxes	8,005	8,303
Other noncurrent liabilities	63,028	72,321

Total liabilities	963,607	956,879
Commitments and contingencies (see Note 10)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 48,244 shares issued and outstanding at June 30, 2011 and December 31, 2010	60,625	57,282
Series C, $0.01 par value; 30,983 shares issued and outstanding at June 30, 2011 and December 31, 2010	40,959	37,278
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at June 30, 2011 and December 31, 2010	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B shares, and 7,500,000 Class C shares:
Class A, $0.01 par value; 31,960,590 shares (including 1,854,975 restricted shares) and 31,174,824 shares (including 1,133,975 restricted shares) issued at June 30, 2011 and December 31, 2010, respectively; 29,666,821 shares and 28,881,055 shares outstanding at June 30, 2011 and December 31, 2010, respectively	301	301
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at June 30, 2011 and December 31, 2010	882	882
Class C, $0.01 par value; 6,751,263 shares issued and outstanding at June 30, 2011 and December 31, 2010	68	68
Additional paid-in capital	384,366	391,297
Accumulated deficit	(737,098)	(733,723)
Accumulated other comprehensive loss	(22,154)	(19,689)
Stock subscriptions receivable	(2,653)	(2,653)
Treasury shares, at cost	(8,170)	(8,170)

Total stockholders’ deficit	(381,793)	(369,022)

Total liabilities and stockholders’ deficit	$683,398	$682,417

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$349,554	$317,706	$692,726	$675,873
Operating expenses
Cost of services (exclusive of depreciation and amortization shown below)	230,209	210,793	451,834	436,670
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	90,629	91,023	179,182	186,130
Depreciation and amortization of property and equipment	8,845	9,188	17,475	19,235
Amortization of intangible assets	3,208	3,856	6,859	7,809
Restructuring and exit charges	2,265	2,847	9,285	8,612
(Gain) loss on foreign currency transactions	(280)	3,514	(2,848)	6,773
Other expense, net	299	241	1,145	432

Operating income (loss)	14,379	(3,756)	29,794	10,212
Interest and other financing costs, net	16,701	17,553	32,732	32,426
Loss on extinguishment of debt, net	—	—	—	3,019

Loss before income taxes	(2,322)	(21,309)	(2,938)	(25,233)
Income tax provision	3,003	6,605	437	9,451

Net loss	(5,325)	(27,914)	(3,375)	(34,684)

Other comprehensive loss
Foreign currency translation adjustments	267	(4,409)	1,650	(1,034)
Unrealized loss on derivative valuation, net of tax of $0	(2,191)	(779)	(4,150)	(26)
Unrecognized pension gain (loss), net of tax of $0	17	20	35	(49)

Comprehensive loss	$(7,232)	$(33,082)	$(5,840)	$(35,793)

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	Shares Issues			Par Value
	Class A	Class B	Class C	Class A	Class B	Class C	Additional
	Common	Common	Common	Common	Common	Common	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Subtotal
Balances at January 1, 2010	31,238,754	88,281,647	6,751,263	$299	$882	$68	$402,770	$(694,866)	$(290,847)

Restricted shares converted	—	—	—	1	—	—	277	—	278
Restricted shares forfeited	(46,550)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Stock granted	48,808	—	—	—	—	—	124	—	124
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(6,511)	—	(6,511)
Unrecognized pension loss, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of tax of $0	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(34,684)	(34,684)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Balances at June 30, 2010	31,241,012	88,281,647	6,751,263	$300	$882	$68	$396,660	$(729,550)	$(331,640)
Restricted shares forfeited	(118,228)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Stock granted	52,040	—	—	1	—	—	125	—	126
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(5,488)	—	(5,488)
Unrecognized pension gain, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative, net of tax of $0	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,173)	(4,173)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Balances at December 31, 2010	31,174,824	88,281,647	6,751,263	$301	$882	$68	$391,297	$(733,723)	$(341,175)
Restricted shares granted	750,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(29,000)	—	—	—	—	—	—	—	—
Stock granted	64,766	—	—	—	—	—	93	—	93
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(7,024)	—	(7,024)
Unrecognized pension gain, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of tax of $0	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,375)	(3,375)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Balances at June 30, 2011	31,960,590	88,281,647	6,751,263	$301	$882	$68	$384,366	$(737,098)	$(351,481)

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit — Continued
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other
		Comprehensive (Loss) Income
				Unrealized
			Defined	(Loss)
	Totals	Foreign	Benefit	Gain on	Subsidiary	Stock	Treasury	Treasury
	From	Currency	Pension /	Derivatives	Exchangeable	Subscriptions	Stock	Stock
	Schedule 1	Translation	Other	Valuation	Stock	Receivable	Shares	Capital	Total
Balances at January 1, 2010	$(290,847)	$(24,324)	$(272)	$376	$2,665	$(3,335)	2,093,426	$(7,619)	$(323,356)

Restricted shares converted	278	—	—	—	—	—	—	—	278
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	647	—	—	647
Purchase of treasury stock	—	—	—	—	—	—	200,343	(551)	(551)
Stock granted	124	—	—	—	—	—	—	—	124
Preferred B and C stock accretion and BCF	(6,511)	—	—	—	—	—	—	—	(6,511)
Unrecognized pension loss, net of tax of $0	—	—	(49)	—	—	—	—	—	(49)
Unrealized loss on derivative, net of tax of $0	—	—	—	(26)	—	—	—	—	(26)
Net loss	(34,684)	—	—	—	—	—	—	—	(34,684)
Foreign currency translation adjustment	—	(1,034)	—	—	—	—	—	—	(1,034)

Balances at June 30, 2010	$(331,640)	$(25,358)	$(321)	$350	$2,665	$(2,688)	2,293,769	$(8,170)	$(365,162)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	35	—	—	35
Stock granted	126	—	—	—	—	—	—	—	126
Preferred B and C stock accretion and BCF	(5,488)	—	—	—	—	—	—	—	(5,488)
Unrecognized pension gain, net of tax of $0	—	—	1,087	—	—	—	—	—	1,087
Unrealized gain on derivative, net of tax of $0	—	—	—	310	—	—	—	—	310
Net loss	(4,173)	—	—	—	—	—	—	—	(4,173)
Foreign currency translation adjustment	—	4,243	—	—	—	—	—	—	4,243

Balances at December 31, 2010	$(341,175)	$(21,115)	$766	$660	$2,665	$(2,653)	2,293,769	$(8,170)	$(369,022)
Restricted shares granted	—	—	—	—	—	—	—	—	—
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock granted	93	—	—	—	—	—	—	—	93
Preferred B and C stock accretion and BCF	(7,024)	—	—	—	—	—	—	—	(7,024)
Unrecognized pension gain, net of tax of $0	—	—	35	—	—	—	—	—	35
Unrealized loss on derivative, net of tax of $0	—	—	—	(4,150)	—	—	—	—	(4,150)
Net loss	(3,375)	—	—	—	—	—	—	—	(3,375)
Foreign currency translation adjustment	—	1,650	—	—	—	—	—	—	1,650

Balances at June 30, 2011	$(351,481)	$(19,465)	$801	$(3,490)	$2,665	$(2,653)	2,293,769	$(8,170)	$(381,793)

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands of U.S. dollars)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(3,375)	$(34,684)
Adjustments to reconcile net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	24,334	27,044
Deferred income taxes	(4,950)	(439)
Noncash derivative activity	686	(1,157)
Amortization of debt issue costs and OID	1,198	764
Write off of deferred financing fees	—	371
Non-cash interest expense	510	10,113
Other noncash items, net	(132)	(843)
Proceeds of marketable securities, net	—	5,967
Change in book overdrafts	4,996	(2,984)
Changes in working capital, net	(24,799)	1,792

Net cash (used in) provided by operating activities	(1,532)	5,944

Cash flows from investing activities
Purchases of property and equipment	(14,602)	(13,853)
Proceeds from disposition of property and equipment	28	520

Net cash used in investing activities	(14,574)	(13,333)

Cash flows from financing activities
Purchases of treasury shares	—	(551)
Payments on long-term debt and capital lease obligations	(240,475)	(454,017)
Proceeds from long-term debt	245,918	204,468
Proceeds from issuance of Senior Notes	—	292,362
Payments of debt issue costs	(1,896)	(8,271)

Net cash provided by financing activities	3,547	33,991
Effect of exchange rate on Cash and cash equivalents	1,471	(1,194)

Net change in Cash and cash equivalents	(11,088)	25,408
Cash and cash equivalents
Beginning of period	29,894	26,915

End of period	$18,806	$52,323

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
     The Company is a majority-owned subsidiary of Onex Corporation (“Onex”) and is one of the world’s largest and most diversified providers of customer care outsourcing services. The Company offers its clients a wide array of services, including customer service, technical support, and customer acquisition, retention, and revenue generation services. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, web, and interactive voice response. The Company serves a broad range of industry end-markets, including wireless, telecommunications, technology, financial services, retail and consumer products, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance, and healthcare.
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
2. Property and Equipment, net
     The composition of property and equipment is as follows:

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	June 30,	December 31,
	2011	2010
Land	$3,579	$3,579
Buildings and improvements	31,602	30,877
Leasehold improvements	64,250	61,813
Computer software	41,072	35,354
Equipment	158,397	151,305
Furniture and fixtures	30,050	29,239

Total original cost	328,950	312,167
Less: Accumulated depreciation and amortization	(225,603)	(211,918)

Net, excluding construction in progress	103,347	100,249
Construction in progress	4,477	6,110

Property and equipment, net	$107,824	$106,359

     Depreciation expense for the three and six months ended June 30, 2011 was $8,845 and $17,475, respectively, compared to $9,188 and $19,235, respectively, for the same periods in 2010. There were $16,847 of additions, $404 of disposals, and $2,497 of currency translation during the six months ended June 30, 2011. The decrease in construction in progress is driven by assets being placed in service during the six months ended June 30, 2011.
3. Goodwill and Other Intangible Assets, net
     There was a $1 change in the carrying amount of goodwill for the six month period ended June 30, 2011 related to foreign exchange.
     The following table presents our Other intangible assets as of June 30, 2011:

			Currency
	Gross	Accumulated	Translation	Net
	Intangibles	Amortization	Adjustment	Intangibles
Customer relationships	$89,686	$(68,702)	$(623)	$20,361
Trademark and trade name	36,020	—	—	36,020
Cash grant contracts	605	(605)	—	—

	$126,311	$(69,307)	$(623)	$56,381

     The following table presents our Other intangible assets as of December 31, 2010:

			Currency
	Gross	Accumulated	Translation	Net
	Intangibles	Amortization	Adjustment	Intangibles
Customer relationships	$89,686	$(61,966)	$(507)	$27,213
Trademark and trade name	36,020	—	—	36,020
Developed technology	4,800	(4,800)	—	—
Cash grant contracts	605	(601)	—	4

	$131,111	$(67,367)	$(507)	$63,237

     We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense for the three and six months ended June 30, 2011 was $3,208 and $6,859, respectively, compared to $3,856 and $7,809, respectively, for the same periods in 2010. Amortization is estimated to be approximately $13,036 for the year ended December 31, 2011.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Restructuring and Exit Activities
     The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company’s operations in order to align resources to support growth, and to shift the geographic mix of some of the Company’s resources. Reduced volumes stemming from the recent global economic downturn have also resulted in further workforce reductions and site closures. Total expected costs relating to restructuring activities initiated in 2011 are $12,678. The restructuring activities initiated in 2011 are expected to be completed by the end of 2011. For activities initiated in 2011, the remaining accrual of $3,662 related to severance is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $748 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire. Restructuring activities initiated in 2010 were completed as of December 31, 2010, and the costs incurred to date are equal to the total expected costs for the 2010 activities. For restructuring activities initiated in 2010, the remaining accrual for severance-related activities of $7,001 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $4,116 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
     The liability for restructuring activity initiated in 2011 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2010	$—	$—	$—
Costs accrued (offset was to expense)	5,664	1,197	6,861
Cash payments	(2,154)	(695)	(2,849)
Foreign exchange	152	246	398

June 30, 2011	$3,662	$748	$4,410

Current portion of restructuring included in Accrued liabilities and other	$3,662	$70	$3,732
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$678	$678

Activity not reflected within the restructuring liability:
Costs expensed	$1,775	$335	$2,110
Cash payments	$(1,775)	$(335)	$(2,110)
     Restructuring expense during the three and six months ended June 30, 2011 for activities initiated in 2011 was $1,374 and $6,096, respectively, for EMEA and $1,108 and $2,875, respectively, for the Americas.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
     The liability for restructuring activity initiated in 2010 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2010	$17,042	$5,990	$23,032

Costs accrued (offset was to expense)	(578)	614	36
Cash payments	(10,243)	(2,838)	(13,081)
Foreign exchange	780	350	1,130

June 30, 2011	$7,001	$4,116	$11,117

Current portion of restructuring included in Accrued liabilities and other	$7,001	$1,728	$8,729
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$2,388	$2,388

Activity not reflected within the restructuring liability:
Costs expensed	$—	$337	$337
Cash payments	$—	$(337)	$(337)
     Restructuring expense during the three and six months ended June 30, 2011 for activities initiated in 2010 was reduced by $812 and $364, respectively, for EMEA and was $536 and $737, respectively, for the Americas. Cumulative restructuring costs related to such activities are $39,066 as of June 30, 2011, of which $27,350 relates to EMEA and $11,716 relates to the Americas.
     In January 2007, we approved a plan to restructure certain operations during 2007 related to the acquisition of Legacy SITEL. The plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. This activity is detailed below.

		Facility
		Exit and
Restructuring purchase allocation	Severance	Other	Total
December 31, 2010	$—	$235	$235

Costs accrued (offset was to expense)	—	(59)	(59)
Cash payments	—	—	—
Foreign exchange and other adjustments	—	51	51

June 30, 2011	$—	$227	$227

     The remaining accrual for all restructuring and exit activities related to the purchase allocation is to be paid by the end of 2011 and is recorded as $227 in Accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheet.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Long-Term Debt
     The composition of long-term debt is as follows:

	June 30,	December 31,
	2011	2010
Senior Notes	$293,149	$292,829
Senior secured credit facility:
Revolvers:
U.K. revolver	7,184	—
Term loans:
U.S. dollar term loan	286,740	286,739
Euro term loan	42,760	39,592
British pound sterling term loan	28,024	27,053

Total debt	657,857	646,213
Less: Debt maturing within one year	—	—

Total long-term debt	$657,857	$646,213

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
Senior Secured Credit Facility
     The Company’s senior secured credit facility (the “Senior Secured Credit Facility”) provides for available borrowings in an aggregate amount of $760,000. Components of the Senior Secured Credit Facility are (1) the $675,000 aggregate principal amount Term Loans, including a $550,000 U.S. dollar loan, a €51,447 Euro loan, and a £30,000 British pound sterling loan, and (2) the $85,000 aggregate principal amount Revolvers.
     During the second quarter of 2011, the Senior Secured Credit Facility was amended to, among other things, allow flexibility to refinance or prepay the non-extended portions of the Term Loans prior to the extended portions, and to refinance, extend or replace the Revolvers and Term Loans; increase the Senior Secured Leverage Ratio covenant levels; and decrease the Minimum Interest Coverage Ratio covenant levels. Subsequently, we extended certain tranches of the debt in exchange for paying an increased interest rate, as follows:

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	Tranche		Maturity
	Extended	Rate	Date
Revolvers:
U.S. revolver	$21,250	PRIME + 5.75%	January 30, 2016
U.K. revolver	$10,000	LIBOR + 6.75%	January 30, 2016
Term loans:
U.S. dollar term loan	$177,973	LIBOR + 6.75%	January 30, 2017
Euro term loan	€21,928	LIBOR + 6.75%	January 30, 2017
British pound sterling term loan	£11,723	LIBOR + 6.75%	January 30, 2017
     The non-extended Term Loans mature in January 2014. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the non-extended Term Loans is based, at our option, on floating LIBOR plus the applicable margin of 5.5%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 4.5%. Interest on the extended portion of the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the extended portion of the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%.
     The non-extended Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended Canadian revolver is based on the Banker’s Acceptance Rate plus the applicable margin of 4.5%. Interest on the non-extended U.K. revolver is based on LIBOR plus the applicable margin of 5.5%. Interest on the non-extended U.S. revolver is based on the prime rate plus the applicable margin of 4.5%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the U.K. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75% or EURIBOR plus the applicable margin of 6.75%. At June 30, 2011 and December 31, 2010, we had $76,711 and $83,903 available under the Revolvers.
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
     Future maturities of the Company’s outstanding long-term debt as of June 30, 2011 are summarized as follows:

2011	$—
2012	—
2013	4,598
2014	128,708
2015	—
2016 and thereafter	531,402

Total debt payments	664,708
Less amount representing unamortized debt discount	(6,851)

Total debt balance at June 30, 2011	$657,857

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
     The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of the Board of Directors, accounting guidance requires the Company to account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. The Company has determined that the value is immaterial as of June 30, 2011 and December 31, 2010, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series C Preferred Stock
     On December 10, 2008, the Company authorized the issuance of 125,000 shares of Series C Preferred Stock. At June 30, 2011 and December 31, 2010, the number of shares of Series C Preferred Stock issued and outstanding was 30,983.
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
     The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at June 30, 2011 and December 31, 2010 of $40,959 and $37,278, respectively, is net of deferred financing costs of $290 and $311, respectively, and the BCF of $4,022 and $4,325, respectively. The Series C Preferred Stock ranks senior to each other class of the Company’s stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors.
Series B Preferred Stock
     On April 3, 2008, the Company authorized the issuance of 125,000 shares of Series B Preferred Stock. At June 30, 2011 and December 31, 2010, the number of shares of Series B Preferred Stock issued and outstanding was 48,244.
     The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at June 30, 2011 and December 31, 2010 of $60,625 and $57,282, respectively, is net of deferred financing costs of $498 and $533, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors.
7. Stock-Based Compensation
     The Company’s operating results for the three and six months ended June 30, 2011 included stock-based compensation expense of $47 and $94, respectively, compared to $63 and $128, respectively, for the same periods in 2010. A summary of the activity for the plans is included below.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
Stock Option Plan
     A summary of nonqualified and incentive stock option activity for the six months ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (in	Intrinsic
	Shares	Share	Years)	Value
Options outstanding at December 31, 2010	24,700	$4.62
Exercised	—
Forfeited	(3,500)	11.75

Options outstanding at June 30, 2011	21,200	$3.44	2.04	$—

Exercisable at June 30, 2011	21,200	$3.44	2.04	$—
Restricted Stock and Restricted Stock Unit Plans
     A summary of restricted stock and restricted stock unit activity is set forth below:

		Weighted
		Average
		Grant Date
Restricted Stock Activity	Shares	Fair Value
Unvested at December 31, 2010	1,133,975	$4,031
Granted	750,000	1,335
Forfeited	(29,000)	(74)

Unvested at June 30, 2011	1,854,975	$5,292

		Weighted
		Average
	Share	Grant Date
Restricted Stock Unit Activity	Units	Fair Value
Unvested at December 31, 2010	1,641,000	$4,711
Granted	256,500	457
Forfeited	(89,000)	(271)

Unvested at June 30, 2011	1,808,500	$4,897

     As of June 30, 2011, there was approximately $10,813 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize that cost over a period of two and three years for restricted shares and restricted stock units, respectively, following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our individual employee restricted stock and restricted stock unit grant plans and agreements.
Deferred Compensation Plan
     As of June 30, 2011 and December 31, 2010, $63 and $63, respectively, is recorded in Other noncurrent liabilities for the phantom stock units associated with the deferred compensation plan. Compensation expense of $12 and compensation income of $12 was recorded for the three and six months ended June 30, 2010, respectively, based on the stock price at the end of the applicable period. No such income or expense was recognized during the three and six months ended June 30, 2011.
8. Income Taxes
     The effective tax rate of (14.9%) for the six months ended June 30, 2011 differs from the effective tax rate of (37.5%) for the same period of 2010 as permanent items have remained consistent while pre-tax book loss has decreased. In addition, the effective tax rate for

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
the first six months of 2011 includes the impact of the release of valuation allowance on the deferred tax assets of our Australian and Denmark subsidiaries, which resulted in a discrete benefit of $6,412. At June 30, 2011, the Company has recognized tax expense on a consolidated book loss because it recognizes tax expense in certain profitable jurisdictions which cannot be offset by tax benefit in loss jurisdictions due to the existence of valuation allowance in these jurisdictions.
     The Company’s gross unrecognized tax benefits (excluding interest and penalties) were $42,489 and $37,179 at June 30, 2011 and December 31, 2010, respectively. The increase is attributable to certain foreign tax contingency matters. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $40,195. The Company believes that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits, including interest and penalties, for certain foreign tax positions might be reduced by $2,249 as a result of statute expirations or final resolution.
9. Employee Benefits and Compensation
     The Company has defined benefit pension plans covering certain employees outside of the U.S. These plans are administered by a third party and include limited activity. The components of the net pension liability of $3,888 and $3,331 at June 30, 2011 and December 31, 2010, respectively are included in Other noncurrent liabilities and Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Net periodic pension cost consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$174	$111	$334	$222
Interest cost	39	22	78	44
Other	18	(46)	36	67

Net periodic pension cost	$231	$87	$448	$333

     The Company also sponsors various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans amounted to $104 and $190, respectively, for the three and six month periods ended June 30, 2011, compared to $105 and $219, respectively, for the same periods of 2010.
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
     On December 16, 2010, three former employees of the now closed Memphis, Tennessee site filed an action in the United States District Court for the Western District of Tennessee alleging unpaid wages on behalf of themselves and, purportedly, other similarly situated current and former employees. The complaint alleges violation of the federal Fair Labor Standards Act (the “FLSA”) relating to unpaid pre and post shift work. Plaintiffs’ counsel has expressed their intent to file a motion for conditional certification for a nationwide class. Sitel filed an Answer and Motion to Dismiss on January 31, 2011 seeking dismissal for failure to state a claim. Plaintiffs responded to the Motion to Dismiss by voluntarily narrowing the scope of the putative class to former employees of the Memphis, Tennessee site and tendered a proposed Amended Complaint. The Court entered a scheduling order setting out deadlines for the case, and initial disclosures were filed on April 4, 2011. The plaintiffs filed a motion for conditional certification of the class on April 26, 2011. The Court denied the Company’s Motion to Dismiss and granted Plaintiffs’ Motion to Amend the Complaint. Sitel responded to the Amended Complaint on or about June 9, 2011. Sitel’s response to the Motion for Conditional Certification was filed on July 26, 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of June 30, 2011 and December 31, 2010.
     On March 3, 2011, one former employee of the now closed Birmingham, Alabama site filed an action in the United States District Court for the Northern District of Alabama alleging unpaid wages on behalf of himself and, purportedly, other similarly situated current and former employees in Alabama. The complaint alleges unpaid pre and post shift work. This lawsuit is similar to the one filed in December 2010 in Memphis, Tennessee (discussed above). Sitel filed an answer on April 22, 2011. The plaintiff filed a motion for conditional certification of the class on April 26, 2011. The Company responded to the Plaintiff’s motion on or about May 31, 2011 and it remains pending before the court. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of June 30, 2011 and December 31, 2010.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
     On July 22, 2010, General Motors LLC (“GM”) served a lawsuit against us in the United States District Court for the Eastern District of Michigan. The lawsuit alleged that the Company supplied GM with certain computerized telephonic voice response systems which were the subject of a patent infringement lawsuit filed against GM in 2006. On April 13, 2011, the parties executed a settlement agreement under which Sitel paid GM $400 in exchange for a full release of all claims asserted in the lawsuit. Payment of the settlement amount was made on May 2, 2011. This charge is recorded in Selling, general, and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2011.
     On July 21, 2009, one of our clients filed a lawsuit against us in New York federal court alleging breach of contract and negligence. The lawsuit alleges that we failed to maintain certain call recordings on behalf of such client and seeks actual damages or, in the alternative, “liquidated” damages in the amount of $33,000. Our insurance carrier has indicated that actual damages likely would be covered. On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid fees for services rendered by us. Discovery is currently ongoing, and the parties are currently engaged in a dispute regarding the sufficiency of discovery responses. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of June 30, 2011 and December 31, 2010.
     In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately 3,500 Brazilian Reais (equivalent to approximately $2,180 as of June 30, 2011) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately 7,700 Brazilian Reais (equivalent to approximately $4,800 as of June 30, 2011), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the 7,700 Brazilian Reais (equivalent to approximately $4,800 as of June 30, 2011) assessment. SITEL Brazil deposited 7,700 Brazilian Reais (equivalent to approximately $4,800 as of June 30, 2011) with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of June 30, 2011 and December 31, 2010.
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
Foreign Currency Exchange Rate Risk
     We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries’ functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of June 30, 2011, we had forward contracts maturing within the next 20 months.
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
     For the three and six months ended June 30, 2011, we recorded losses of $4,074 and $8,107, respectively, for settled interest payments, compared to $4,086 and $8,164 for the three and six months ended June 30, 2010. Additionally, a mark to market valuation reduction in the liability of $3,651 and $7,276 for the three and six months ended June 30, 2010. These amounts are reflected in Interest and other financing costs, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		6/30/2011	12/31/2010		6/30/2011	12/31/2010
	Balance			Balance
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$4,420	$6,559	Accrued liabilities and other	$2,444	$1,349
Foreign exchange contracts	Other noncurrent assets	44	959	Other noncurrent liabilities	1,322	212

Total		$4,464	$7,518		$3,766	$1,561

Derivatives not designated as hedging instruments
Interest rate contract — ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$12,133	$15,527
Interest rate contract — LT	Other noncurrent assets	—	—	Other noncurrent liabilities	—	3,882
Foreign exchange contracts	Prepaids and other current assets	172	596	Accrued liabilities and other	255	227
Foreign exchange contracts	Other noncurrent assets	50	—	Other noncurrent liabilities	75	40

Total		$222	$596		$12,463	$19,676

Total derivatives		$4,686	$8,114		$16,229	$21,237

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on			Reclassified from
	Derivative		Location of Gain or	Accumulated OCI
	(Effective Portion)		(Loss) Reclassified	into Income
Derivatives in	Three Months Ended		from Accumulated	Three Months Ended
Cash Flow Hedging	June 30,		OCI into Income	June 30,
Relationships	2011	2010	(Effective Portion)	2011	2010
Foreign exchange contracts	$(986)	$215	Cost of Services and SG&A	$1,206	$768

Total	$(986)	$215		$1,206	$768

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on			Reclassified from
	Derivative		Location of Gain or	Accumulated OCI
	(Effective Portion)		(Loss) Reclassified	into Income
Derivatives in	Six Months Ended		from Accumulated	Six Months Ended
Cash Flow Hedging	June 30,		OCI into Income	June 30,
Relationships	2011	2010	(Effective Portion)	2011	2010
Foreign exchange contracts	$(688)	$1,177	Cost of Services and SG&A	$3,462	$1,125

Total	$(688)	$1,177		$3,462	$1,125

     For the three and six months ended June 30, 2011, we recorded gains of $745 and $2,115, respectively, compared to $538 and $787, respectively, for the same periods in 2010 to Cost of services. For the three and six months ended June 30, 2011, we recorded gains of $461 and $1,347, respectively, compared to $230 and $338, respectively, for the same periods in 2010 to Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the effective portion of settled hedge contracts. We expect unrealized gains will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Revenues during the next twelve months of $1,975. However, this amount and other future reclassifications from AOCL

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2011.
     For the three and six months ended June 30, 2011, we recognized a loss on foreign currency transactions related to the ineffective portion of the derivative instruments of $298 and $382, respectively. For the three and six months ended June 30, 2010, no amounts were recognized in income due to ineffectiveness on derivatives.

		Amount of Gain or		Amount of Gain or
		(Loss) Recognized in		(Loss) Recognized in
		Income on Derivative		Income on Derivative
Derivatives Not	Location of Gain or (Loss)	Three Months Ended		Six Months Ended
Designated as	Recognized in Income on	June 30,		June 30,
Hedging Instruments	Derivative	2011	2010	2011	2010
Foreign exchange contracts	Cost of Services and SG&A	$1	$(4,399)	$11	$1,986
Foreign exchange contracts	(Gain) loss on foreign currency transactions	(71)	—	(166)	—

Total		$(70)	$(4,399)	$(155)	$1,986

     For the three and six months ended June 30, 2011, we recorded gains (losses) to Cost of services of $1 and $7, respectively, compared to $(2,639) and $1,192, respectively, for the same periods in 2010. For the three and six months ended June 30, 2011, we recorded gains (losses) of $0 and $4, respectively, compared to $(1,760) and $794, respectively, for the same periods in 2010 to Selling, general, and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for derivatives not designated as hedging contracts.
Current Contracts
     At June 30, 2011, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contracts	$350,000
Foreign exchange contracts	199,107

Total	$549,107

12. Fair Value Measurements
     The carrying values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables approximate fair value. The terms of the Company’s Senior Secured Credit Facility and Senior Notes include debt with variable and fixed interest rates, totaling $657,857 and $646,213 at June 30, 2011 and December 31, 2010, respectively. The fair value of such debt was $624,967 and $576,895 at June 30, 2011 and December 31, 2010, respectively.
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
     The following tables summarize financial assets and liabilities measured and reported at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. There were no transfers between pricing levels for the six month period ended June 30, 2011.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	Fair Value Measurements at June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$4,686	$—	$4,686	$—
Marketable securities	8	8	—	—

Total	$4,694	$8	$4,686	$—

Liabilities
Foreign currency forward contracts	$4,096	$—	$4,096	$—
Interest rate derivative instrument	12,133	—	12,133	—

Total	$16,229	$—	$16,229	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$8,114	$—	$8,114	$—
Marketable securities	8	8	—	—

Total	$8,122	$8	$8,114	$—

Liabilities
Foreign currency forward contracts	$1,828	$—	$1,828	$—
Interest rate derivative instrument	19,409	—	19,409	—

Total	$21,237	$—	$21,237	$—

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
     We test all existing goodwill and other indefinite-lived intangibles (trademark and trade name) for impairment at least annually and more frequently if circumstances indicate that the carrying amount exceeds fair value. Annual impairment tests are conducted by the Company as of December 31. The Company estimates the fair value of goodwill and other indefinite-lived intangibles utilizing multiple measurement techniques. The estimation is primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because the Company does not have an active trading market for its equity. We then use a public company model (which uses peer group valuation metrics) to confirm the measurement.
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
     No impairment charges related to goodwill and other intangible assets were recorded during the six months ended June 30, 2011 and 2010.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
13. Variable Interest Entity
     On March 15, 2010, we entered into an Agreement and Plan of Merger with a previously unrelated entity, as well as an Exclusive Purchase and Distribution Agreement pursuant to which we acquired certain intellectual property and other commercial rights. We had determined this entity to be a variable interest entity (“VIE”) based on our option to acquire 100% of the business over the exclusivity period. The entity was not previously consolidated since we had determined that we were not the primary beneficiary.
     On June 30, 2011, we entered into a Termination Agreement which superseded and terminated all prior agreements between the two parties. We also entered into an agreement on this date, whereby Sitel agreed to purchase certain software licenses and hardware from this entity over a specified period of time. Under the new agreement, this entity no longer qualifies as a VIE.
14. Operating Segment and Geographical Information
     The Company’s two reportable segments, EMEA and the Americas, are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.
     The following tables reflect information about our reportable segments, which correspond to the geographic areas in which we operate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
EMEA	$151,753	$131,466	$303,208	$288,995
Americas	197,801	186,240	389,518	386,878

	$349,554	$317,706	$692,726	$675,873

Costs of services:
EMEA	$109,385	$94,984	$216,410	$206,412
Americas	120,824	115,809	235,424	230,258

	$230,209	$210,793	$451,834	$436,670

Selling, general and administrative expenses (“SG&A”):
EMEA	$36,233	$36,637	$72,924	$78,453
Americas	54,396	54,386	106,258	107,677

	$90,629	$91,023	$179,182	$186,130

Revenues less costs of services and SG&A:
EMEA	$6,135	$(155)	$13,874	$4,130
Americas	22,581	16,045	47,836	48,943

	$28,716	$15,890	$61,710	$53,073

	June 30,	December 31,
	2011	2010
Long-lived assets:
EMEA	$64,206	$66,061
Americas	99,999	103,535

	$164,205	$169,596

Total assets:
EMEA	$254,306	$240,345
Americas	429,092	442,072

	$683,398	$682,417

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Balance Sheets
June 30, 2011
(in thousands of U.S. dollars)

				Non -		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$18,806	$—	$18,806
Accounts receivable (net of allowance for doubtful accounts)	—	—	81,327	167,275	—	248,602
Prepaids and other current assets	209,308	88	92,984	94,478	(322,493)	74,365

Total current assets	209,308	88	174,311	280,559	(322,493)	341,773
Property and equipment, net	1,168	—	32,704	73,952	—	107,824
Goodwill	—	—	16,690	101,022	—	117,712
Other intangible assets, net	—	—	17,778	38,603	—	56,381
Deferred income taxes	—	—	4,137	20,965	—	25,102
Investments in affiliates	(342,100)	248,222	31,015	(3)	62,866	—
Other noncurrent assets	2,887	86,925	11,398	22,561	(89,165)	34,606

Total assets	$(128,737)	$335,235	$288,033	$537,659	$(348,792)	$683,398

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$998	$29	$9,946	$19,095	$—	$30,068
Accrued payroll and benefits	2,126	—	6,147	63,635	—	71,908
Accrued liabilities and other	148,329	204,276	20,693	67,019	(322,493)	117,824
Income taxes payable	19	—	165	4,471	—	4,655
Current portion of capital lease obligations	—	—	1,323	2,248	—	3,571

Total current liabilities	151,472	204,305	38,274	156,468	(322,493)	228,026
Long-term debt	—	579,888	—	77,969	—	657,857
Capital lease obligations	—	—	2,817	3,874	—	6,691
Deferred income taxes	—	—	6,207	1,798	—	8,005
Other noncurrent liabilities	—	—	16,564	135,629	(89,165)	63,028

Total liabilities	151,472	784,193	63,862	375,738	(411,658)	963,607
Series B preferred stock	60,625	—	—	—	—	60,625
Series C preferred stock	40,959	—	—	—	—	40,959
Stockholders’ deficit
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,251	—	536	168,887	(169,423)	1,251
Additional paid-in capital	384,366	105,786	603,180	305,234	(1,014,200)	384,366
Accumulated deficit	(737,098)	(554,744)	(333,530)	(336,661)	1,224,935	(737,098)
Accumulated other comprehensive loss	(22,154)	—	(46,015)	24,461	21,554	(22,154)
Stock subscriptions receivable	(2,653)	—	—	—	—	(2,653)
Treasury shares, at cost	(8,170)	—	—	—	—	(8,170)

Total stockholders’ deficit	(381,793)	(448,958)	224,171	161,921	62,866	(381,793)

Total liabilities and stockholders’ deficit	$(128,737)	$335,235	$288,033	$537,659	$(348,792)	$683,398

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2011
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$79,380	$270,174	$—	$349,554

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	47,671	182,538	—	230,209
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	6,060	65	19,416	65,088	—	90,629
Depreciation and amortization of property and equipment	61	—	2,307	6,477	—	8,845
Amortization of intangible assets	—	—	726	2,482	—	3,208
Restructuring and exit charges	221	—	349	1,695	—	2,265
Loss (gain) on foreign currency transactions	(28)	(454)	884	(682)	—	(280)
Other expense, net	222	—	7	70	—	299

Operating (loss) income	(6,536)	389	8,020	12,506	—	14,379
Interest and other financing (income) costs, net	(8)	13,486	(239)	3,462	—	16,701
Equity in earnings (loss) of subsidiaries	(1,319)	(13,988)	(6,219)	—	21,526	—

Income (loss) before income taxes	(5,209)	891	14,478	9,044	(21,526)	(2,322)
Income tax provision	116	—	490	2,397	—	3,003

Net income (loss)	(5,325)	891	13,988	6,647	(21,526)	(5,325)
Other comprehensive income (loss)
Foreign currency translation adjustments	267	—	172	(28)	(144)	267
Unrealized gain (loss) on derivative valuation, net of tax of $0	(2,191)	—	(2,182)	(8)	2,190	(2,191)
Unrecognized pension gain (loss), net of tax of $0	17	—	—	18	(18)	17

Comprehensive income (loss)	$(7,232)	$891	$11,978	$6,629	$(19,498)	$(7,232)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2011
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$162,100	$530,626	$—	$692,726

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	94,336	357,498	—	451,834
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	13,203	132	37,417	128,430	—	179,182
Depreciation and amortization of property and equipment	61	—	4,659	12,755	—	17,475
Amortization of intangible assets	—	—	1,455	5,404	—	6,859
Restructuring and exit charges	229	—	943	8,113	—	9,285
Loss (gain) on foreign currency transactions	537	(1,706)	757	(2,436)	—	(2,848)
Other expense, net	152	559	6	428	—	1,145

Operating (loss) income	(14,182)	1,015	22,527	20,434	—	29,794
Interest and other financing (income) costs, net	(19)	26,478	319	5,954	—	32,732
Equity in earnings (loss) of subsidiaries	(10,994)	(35,388)	(13,917)	—	60,299	—

Income (loss) before income taxes	(3,169)	9,925	36,125	14,480	(60,299)	(2,938)
Income tax provision (benefit)	206	—	736	(505)	—	437

Net income (loss)	(3,375)	9,925	35,389	14,985	(60,299)	(3,375)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,650	—	1,752	434	(2,186)	1,650
Unrealized gain (loss) on derivative valuation, net of tax of $0	(4,150)	—	(3,806)	(343)	4,149	(4,150)
Unrecognized pension gain (loss), net of tax of $0	35	—	—	35	(35)	35

Comprehensive income (loss)	$(5,840)	$9,925	$33,335	$15,111	$(58,371)	$(5,840)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2010
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$87,748	$229,958	$—	$317,706

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	53,546	157,247	—	210,793
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	3,322	53	23,559	64,089	—	91,023
Depreciation and amortization of property and equipment	—	—	2,591	6,597	—	9,188
Amortization of intangible assets	—	—	747	3,109	—	3,856
Restructuring and exit charges	—	—	773	2,074	—	2,847
Loss (gain) on foreign currency transactions	(468)	731	1,658	1,593	—	3,514
Other (income) expense, net	(69)	—	44	266	—	241

Operating income (loss)	(2,785)	(784)	4,830	(5,017)	—	(3,756)
Interest and other financing (income) costs, net	(93)	14,778	432	2,436	—	17,553
Equity in earnings (loss) of subsidiaries	25,195	9,193	15,341	—	(49,729)	—

Income (loss) before income taxes	(27,887)	(24,755)	(10,943)	(7,453)	49,729	(21,309)
Income tax provision (benefit)	27	—	(1,749)	8,327	—	6,605

Net income (loss)	(27,914)	(24,755)	(9,194)	(15,780)	49,729	(27,914)
Other comprehensive income (loss)
Foreign currency translation adjustments	(4,409)	—	(1,620)	(3,242)	4,862	(4,409)
Unrealized gain (loss) on derivative valuation, net of tax of $0	(779)	—	(1,047)	268	779	(779)
Unrecognized pension gain (loss), net of tax of $0	20	—	—	20	(20)	20

Comprehensive income (loss)	$(33,082)	$(24,755)	$(11,861)	$(18,734)	$55,350	$(33,082)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2010
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$12	$181,788	$494,073	$—	$675,873

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	94	—	108,087	328,489	—	436,670
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	7,541	110	46,899	131,580	—	186,130
Depreciation and amortization of property and equipment	—	—	5,242	13,993	—	19,235
Amortization of intangible assets	—	—	1,530	6,279	—	7,809
Restructuring and exit charges	277	—	1,733	6,602	—	8,612
Loss (gain) on foreign currency transactions	(856)	826	1,930	4,873	—	6,773
Other (income) expense, net	(251)	(60)	95	648	—	432

Operating income (loss)	(6,805)	(864)	16,272	1,609	—	10,212
Interest and other financing (income) costs, net	(190)	26,003	688	5,925	—	32,426
Loss on extinguishment of debt, net	—	3,019	—	—	—	3,019
Equity in earnings (loss) of subsidiaries	27,963	(2,573)	15,474	—	(40,864)	—

Income (loss) before income taxes	(34,578)	(27,313)	110	(4,316)	40,864	(25,233)
Income tax provision (benefit)	106	—	(2,463)	11,808	—	9,451

Net income (loss)	(34,684)	(27,313)	2,573	(16,124)	40,864	(34,684)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,034)	—	(3,437)	1,424	2,013	(1,034)
Unrealized gain (loss) on derivative valuation, net of tax of $0	(26)	—	(399)	373	26	(26)
Unrecognized pension gain (loss), net of tax of $0	(49)	—	—	(49)	49	(49)

Comprehensive income (loss)	$(35,793)	$(27,313)	$(1,263)	$(14,376)	$42,952	$(35,793)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(3,375)	$9,925	$35,389	$14,985	$(60,299)	$(3,375)
Undistributed equity in earnings of subsidiaries	(10,994)	(35,389)	(13,916)	—	60,299	—
Adjustments to reconcile net income (loss) to net cash flows relating to operating activities:
Depreciation and amortization (including of intangible assets)	61	—	6,110	18,163	—	24,334
Deferred income taxes	—	—	—	(4,950)	—	(4,950)
Noncash derivative activity	—	—	4,252	(3,566)	—	686
Amortization of debt issue costs and OID	—	1,091	—	107	—	1,198
Non-cash interest expense (income)	3	1,351	(36)	(808)	—	510
Other noncash items, net	94	—	(1,188)	962	—	(132)
Change in book overdrafts	—	—	2,287	2,709	—	4,996
Changes in working capital, net	15,181	16,783	(29,152)	(27,611)	—	(24,799)

Net cash (used in) provided by operating activities	970	(6,239)	3,746	(9)	—	(1,532)

Cash flows from investing activities
Purchases of property and equipment	(970)	—	(2,831)	(10,801)	—	(14,602)
Proceeds from disposition of property and equipment	—	—	10	18	—	28
Net cash used in investing activities	(970)	—	(2,821)	(10,783)	—	(14,574)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(232,802)	(925)	(6,748)	—	(240,475)
Proceeds from long-term debt	—	232,777	—	13,141	—	245,918
Proceeds from issuance of senior notes	—	—	—	—	—	—
Payments of debt issue costs	—	(1,516)	—	(380)	—	(1,896)

Net cash (used in) provided by financing activities	—	(1,541)	(925)	6,013	—	3,547
Effect of exchange rate on Cash and cash equivalents	—	—	—	1,471	—	1,471

Net change in Cash and cash equivalents	—	(7,780)	—	(3,308)	—	(11,088)
Cash and cash equivalents
Beginning of period	—	7,780	—	22,114	—	29,894

End of period	$—	$—	$—	$18,806	$—	$18,806

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)
SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(34,684)	$(27,313)	$2,573	$(16,124)	$40,864	$(34,684)
Undistributed equity in earnings of subsidiaries	27,963	(2,573)	15,474	—	(40,864)	—
Adjustments to reconcile net income (loss) to net cash flows relating to operating activities:
Depreciation and amortization (including of intangible assets)	—	—	7,223	19,821	—	27,044
Deferred income taxes	—	—	186	(625)	—	(439)
Noncash derivative activity	—	—	1,875	(3,032)	—	(1,157)
Amortization of debt issue costs and OID	—	586	—	178	—	764
Write off of deferred financing fees	—	371	—	—	—	371
Non-cash interest expense (income)	—	(63)	(160)	10,336	—	10,113
Other noncash items, net	102	—	7,195	(8,140)	—	(843)
Proceeds of marketable securities, net	—	—	—	5,967	—	5,967
Change in book overdrafts	—	—	—	(2,984)	—	(2,984)
Changes in working capital, net	7,171	(50,476)	(28,904)	74,001	—	1,792

Net cash (used in) provided by operating activities	552	(79,468)	5,462	79,398	—	5,944

Cash flows from investing activities
Purchases of property and equipment	(1)	—	(4,631)	(9,221)	—	(13,853)
Proceeds from disposition of property and equipment	—	—	28	492	—	520

Net cash used in investing activities	(1)	—	(4,603)	(8,729)	—	(13,333)

Cash flows from financing activities
Purchases of treasury shares	(551)	—	—	—	—	(551)
Payments on long-term debt and capital lease obligations	—	(335,648)	(859)	(117,510)	—	(454,017)
Proceeds from long-term debt	—	141,770	—	62,698	—	204,468
Proceeds from issuance of senior notes	—	292,362	—	—	—	292,362
Payments of debt issue costs	—	(8,272)	—	1	—	(8,271)

Net cash (used in) provided by financing activities	(551)	90,212	(859)	(54,811)	—	33,991
Effect of exchange rate on Cash and cash equivalents	—	—	—	(1,194)	—	(1,194)

Net change in Cash and cash equivalents	—	10,744	—	14,664	—	25,408
Cash and cash equivalents
Beginning of period	—	257	—	26,658	—	26,915

End of period	$—	$11,001	$—	$41,322	$—	$52,323

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands of U.S. dollars except share and per share data)
Overview
     We are one of the world’s largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support and customer acquisition, retention and revenue generation services. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, web and interactive voice response. We serve a broad range of industry end-markets, including wireless, telecommunications, technology, financial services, retail and consumer products, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance and healthcare.
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
     We are organized geographically and have two reporting segments: (1) “EMEA,” which refers to Europe, the Middle East and Africa and (2) “Americas,” which refers to North America, Latin America and Asia Pacific. Each reporting segment performs substantially the same services for clients. We have approximately 16,000 employees based in EMEA and approximately 41,000 employees based in the Americas.
     Our standardized practices and regionalized support functions are designed to achieve consistent, high quality service throughout the world. Of our revenues for the three and six months ended June 30, 2011, 43% and 44%, respectively, was generated in EMEA and 57% and 56%, respectively, was generated in the Americas.
     We reported revenues of $349,554 and $692,726, respectively, for the first three and six months of 2011, up 10.0% and 2.4%, respectively, or $31,848 and $16,853, respectively, from $317,706 and $675,873, respectively, for the same periods of 2010. The increase was primarily due to new campaigns from existing clients, combined with a lower client attrition rate in 2011. Included within the increase for the three and six months ended June 30, 2011 was approximately $15,300 and $13,100, respectively, of foreign exchange gains due to the weakening of the U.S. dollar. Certain conditions, including recent macroeconomic volatility in the Americas and EMEA, may impact customer demand for our clients’ products, which can impact our call volumes and revenues.
     While cost of services has increased in line with our revenues, other operating expenses have largely decreased due to the simplification and rationalization efforts that have taken place over the past year.
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
Results of Operations
     Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements. Results for interim periods may not be indicative of the results for the full years. The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,
	2011		2010
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues
Statement of Operations Data:
Revenues	$349,554	100.0%	$317,706	100.0%
Operating expenses
Cost of services	230,209	65.9%	210,793	66.3%
Selling, general, and administrative expenses	90,629	25.9%	91,023	28.7%
Depreciation and amortization of property and equipment	8,845	2.5%	9,188	2.9%
Amortization of intangible assets	3,208	0.9%	3,856	1.2%
Restructuring and exit charges	2,265	0.6%	2,847	0.9%
(Gain) loss on foreign currency transactions	(280)	-0.1%	3,514	1.1%
Other expense, net	299	0.1%	241	0.1%

Operating income (loss)	14,379	4.1%	(3,756)	-1.2%
Interest and other financing costs, net	16,701	4.8%	17,553	5.5%

Loss before income taxes	(2,322)	-0.7%	(21,309)	-6.7%
Income tax provision	3,003	0.9%	6,605	2.1%

Net loss	$(5,325)	-1.5%	$(27,914)	-8.8%

     The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
Statement of Operations Data:
Revenues	$349,554	$317,706	$31,848	10.0%
Operating expenses
Cost of services	230,209	210,793	19,416	9.2%
Selling, general, and administrative expenses	90,629	91,023	(394)	-0.4%
Depreciation and amortization of property and equipment	8,845	9,188	(343)	-3.7%
Amortization of intangible assets	3,208	3,856	(648)	-16.8%
Restructuring and exit charges	2,265	2,847	(582)	-20.4%
(Gain) loss on foreign currency transactions	(280)	3,514	(3,794)	-108.0%
Other expense, net	299	241	58	24.1%

Operating income (loss)	14,379	(3,756)	18,135	-482.8%
Interest and other financing costs, net	16,701	17,553	(852)	-4.9%

Loss before income taxes	(2,322)	(21,309)	18,987	-89.1%
Income tax provision	3,003	6,605	(3,602)	-54.5%

Net loss	$(5,325)	$(27,914)	$22,589	80.9%

Revenues
     Consolidated revenues increased $31,848 or 10.0% to $349,554 for the three months ended June 30, 2011 as compared to $317,706 for the three months ended June 30, 2010. Revenues in the EMEA segment increased $20,287 or 15.4% to $151,753 for the three months ended June 30, 2011 as compared to $131,466 for the three months ended June 30, 2010. In the Americas, revenues increased $11,561 or 6.2% to $197,801 from $186,240 for the three months ended June 30, 2011 and June 30, 2010, respectively.
     We believe the increase in revenues was primarily attributable to approximately:
•	$33,000 incremental revenue from new customers and net growth from our existing clients driven by expansion of our relationships with these customers (i.e. new campaigns and/or new services).

•	$15,300 of foreign exchange impact due to weakening of the U.S. dollar during the second quarter of 2011.
     Increases in second quarter revenues were partially offset by approximately:
•	$16,500 of attrition primarily attributable to reductions in existing client programs driven by certain clients’ changes in outsourcing strategies and competitive pricing pressures.
Costs of Services
     Costs of services increased $19,416 or 9.2% to $230,209 for the three months ended June 30, 2011, as compared to $210,793 for the three months ended June 30, 2010. Of the $19,416 increase, $14,401 was attributable to EMEA and $5,015 was attributable to the Americas. Costs of services increases for the quarter were proportionately lower than the increase in revenues primarily due to a $6,002 loss on derivatives not designated as hedging contracts in the second quarter of 2010 compared to a gain of $32 in the second quarter of 2011. When normalized for this movement and approximately $11,300 of foreign exchange impact, the proportionately higher increase in Costs of services was due to the loss of higher margin business in the second quarter of 2011.
     As a result, our Costs of services for the three months ended June 30, 2011 were 65.9% of revenues, a 0.4 percentage point decrease from the three months ended June 30, 2010.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses (“SG&A”) decreased $394 or 0.4% to $90,629 for the three months ended June 30, 2011 as compared to $91,023 for the three months ended June 30, 2010. In addition to our restructuring efforts, we have also incurred savings due to negotiated reductions in information technology, leases, and professional service fees. Additionally, we incurred a $271 loss on derivatives not designated as hedging contracts in the second quarter of 2010 compared to a gain of $22 in the second quarter of 2011.
     The EMEA segment reported a 1.1% decrease in SG&A of $404 from $36,637 for the three months ended June 30, 2010 to $36,233 for the three months ended June 30, 2011. SG&A expense in the Americas was $54,396 for the three months ended June 30, 2010 compared to $54,386 for the same period of 2010.

Depreciation and Amortization of Property and Equipment
     Depreciation and amortization of property and equipment decreased $343 or 3.7% to $8,845 for the three months ended June 30, 2011 as compared to $9,188 for the three months ended June 30, 2010. The decrease in depreciation and amortization of property and equipment was primarily the result of assets becoming fully depreciated. We anticipate an increase in capital expenditures in 2011 due to projected growth and IT and facilities maintenance, which we expect to drive future increases in depreciation and amortization of property and equipment in 2011.
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
     Restructuring and exit charges decreased $582 to $2,265 for the three months ended June 30, 2011 as compared to $2,847 for the three months ended June 30, 2010. The restructuring charge for the second quarter of 2011 included severance costs of $1,813 and site closure costs totaling $452, which are primarily ongoing lease and other contractual obligations.
     During the three months ended June 30, 2011, one site was closed or consolidated and 241 positions were eliminated resulting in total restructuring charges of $2,541 and estimated annualized savings of $5,594. Total expected costs relating to restructuring activities initiated in 2011 are $12,678, and such activities are expected to be completed by the end of 2011. The remaining accrual for severance-related activities of $3,662 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $748 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
     During the quarter ended June 30, 2011, we recognized a reduction in expense of $276 relating to restructuring activities initiated in 2010. These activities are completed, and no additional significant costs are expected to be incurred. The remaining accrual for severance-related activities of $7,001 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $4,116 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
(Gain) Loss on Foreign Currency Transactions
     We recognized a gain on foreign currency transactions in the amount of $280 for the three months ended June 30, 2011 as compared to a loss of $3,514 for the three months ended June 30, 2010. The gain on foreign currency is primarily attributable to the weakening of the U.S. dollar during the second quarter of 2011.
Interest and Financing Costs
     Interest and other financing costs decreased $852 or 4.9% to $16,701 for the three months ended June 30, 2011 as compared to $17,553 for the three months ended June 30, 2010. Decreases in interest and financing costs were primarily attributable to the mark to market adjustment to the interest rate swap, partially offset by the increase due to higher interest rates on the Senior Notes and extended Term Loans.
Income Tax Provision
     Our provision for income taxes decreased from $6,605 for the three months ended June 30, 2010 to $3,003 for the three months ended June 30, 2011. The decrease in tax expense is primarily related to prior year accruals for tax controversy matters.
     Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements. Results for interim periods may not be indicative of the results for the full years. The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Six Months Ended June 30,
	2011		2010
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues
Statement of Operations Data:
Revenues	$692,726	100.0%	$675,873	100.0%
Operating expenses
Cost of services	451,834	65.2%	436,670	64.6%
Selling, general, and administrative expenses	179,182	25.9%	186,130	27.5%
Depreciation and amortization of property and equipment	17,475	2.5%	19,235	2.8%
Amortization of intangible assets	6,859	1.0%	7,809	1.2%
Restructuring and exit charges	9,285	1.3%	8,612	1.3%
(Gain) loss on foreign currency transactions	(2,848)	-0.4%	6,773	1.0%
Other expense, net	1,145	0.2%	432	0.1%

Operating income	29,794	4.3%	10,212	1.5%
Interest and other financing costs, net	32,732	4.7%	32,426	4.8%
Loss on extinguishment of debt, net	—	0.0%	3,019	0.4%

Loss before income taxes	(2,938)	-0.4%	(25,233)	-3.7%
Income tax provision	437	0.1%	9,451	1.4%

Net loss	$(3,375)	-0.5%	$(34,684)	-5.1%

     The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Six Months Ended
	June 30,		Dollar	Percentage
	2011	2010	Change	Change
Statement of Operations Data:
Revenues	$692,726	$675,873	$16,853	2.5%
Operating expenses
Cost of services	451,834	436,670	15,164	3.5%
Selling, general, and administrative expenses	179,182	186,130	(6,948)	-3.7%
Depreciation and amortization of property and equipment	17,475	19,235	(1,760)	-9.1%
Amortization of intangible assets	6,859	7,809	(950)	-12.2%
Restructuring and exit charges	9,285	8,612	673	7.8%
(Gain) loss on foreign currency transactions	(2,848)	6,773	(9,621)	-142.0%
Other expense, net	1,145	432	713	165.0%

Operating income	29,794	10,212	19,582	191.8%
Interest and other financing costs, net	32,732	32,426	306	0.9%
Loss on extinguishment of debt, net	—	3,019	(3,019)	-100.0%

Loss before income taxes	(2,938)	(25,233)	22,295	-88.4%
Income tax provision	437	9,451	(9,014)	-95.4%

Net loss	$(3,375)	$(34,684)	$31,309	90.3%

Revenues
     Consolidated revenues increased $16,853 or 2.5% to $692,726 for the six months ended June 30, 2011 as compared to $675,873 for the six months ended June 30, 2010. Revenues in the EMEA segment increased $14,213 or 4.9% to $303,208 for the six months ended June 30, 2011 as compared to $288,995 for the six months ended June 30, 2010. In the Americas, revenues increased $2,640 or 0.6% to $389,518 from $386,878 for the six months ended June 30, 2011 and June 30, 2010, respectively.
     We believe the increase in revenues was primarily attributable to approximately:
•	$50,600 incremental revenue from new customers and net growth from our existing clients driven by expansion of our relationships with these customers (i.e. new campaigns and/or new services).

•	$13,100 of foreign exchange impact due to weakening of the U.S. dollar during the first six months of 2011.

     Decreases in revenues for the six months were partially offset by approximately:
•	$46,800 of attrition primarily attributable to reductions in existing client programs driven by certain clients’ changes in outsourcing strategies and competitive pricing pressures.
Costs of Services
     Costs of services increased $15,164 or 3.5% to $451,834 for the six months ended June 30, 2011, as compared to $436,670 for the six months ended June 30, 2010. Of the $15,164 increase, $9,998 was attributable to EMEA and $5,166 was attributable to the Americas. Costs of services increases for the six months were proportionately higher than the increase in revenues and are primarily due to the loss of higher margin business in the first six months of 2011. The increase in Costs of services is offset by a $407 loss on derivatives not designated as hedging contracts in the first six months of 2010 compared to a gain of $24 in the first six months of 2011.
     As a result, our Costs of services for the six months ended June 30, 2011 were 65.2% of revenues, a 0.6 percentage point increase from the six months ended June 30, 2010.
Selling, General, and Administrative Expenses
     SG&A decreased $6,948 or 3.7% to $179,182 for the six months ended June 30, 2011 as compared to $186,130 for the six months ended June 30, 2010. In addition to our restructuring efforts, we have also incurred savings due to negotiated reductions in information technology, leases, and professional service fees. Additionally, we incurred a $271 loss on derivatives not designated as hedging contracts in the first six months of 2010 compared to a gain of $16 in the first six months of 2011.
     EMEA reported a 7.0% decrease in SG&A of $5,529 from $78,453 for the six months ended June 30, 2010 to $72,924 for the six months ended June 30, 2011. In addition, SG&A expense in the Americas decreased $1,419 or 1.3% from $107,677 to $106,258 for the six months ended June 30, 2010 and June 30, 2011, respectively.
Depreciation and Amortization of Property and Equipment
     Depreciation and amortization of property and equipment decreased $1,760 or 9.1% to $17,475 for the six months ended June 30, 2011 as compared to $19,235 for the six months ended June 30, 2010. The decrease in depreciation and amortization of property and equipment was primarily the result of assets becoming fully depreciated. We anticipate an increase in capital expenditures in 2011 due to projected growth and IT and facilities maintenance, which we expect to drive future increases in depreciation and amortization of property and equipment in 2011.
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
     Restructuring and exit charges increased $673 to $9,285 for the six months ended June 30, 2011 as compared to $8,612 for the six months ended June 30, 2010. The restructuring charge for the first six months of 2011 included severance costs of $6,861 and site closure costs totaling $2,424, which are primarily ongoing lease and other contractual obligations.
     During the six months ended June 30, 2011, five sites were closed or consolidated and 973 positions were eliminated resulting in total restructuring charges of $8,971 and estimated annualized savings of $15,206. Total expected costs relating to restructuring activities initiated in 2011 are $12,678, and such activities are expected to be completed by the end of 2011. The remaining accrual for severance-related activities of $3,662 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $748 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
     During the six months ended June 30, 2011, we recognized expense of $373 relating to restructuring activities initiated in 2010. These activities are completed, and no additional significant costs are expected to be incurred. The remaining accrual for severance-related activities of $7,001 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $4,116 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
(Gain) Loss on Foreign Currency Transactions
     We recognized a gain on foreign currency transactions in the amount of $2,848 for the six months ended June 30, 2011 as compared to a loss of $6,773 for the six months ended June 30, 2010. The gain on foreign currency is primarily attributable to the weakening of the U.S. dollar during the first six months of 2011.

Interest and Financing Costs
     Interest and other financing costs increased $306 or 0.9% to $32,732 for the six months ended June 30, 2011 as compared to $32,426 for the six months ended June 30, 2010.
Loss on Extinguishment of Debt
     We recognized a loss on extinguishment of debt in the amount of $3,019 for the six months ended June 30, 2010, consisting of fees paid of $2,648 and write off of deferred financing fees of $371. No such costs were recognized during the six months ended June 30, 2011.
Income Tax Provision
     Our provision for income taxes decreased from $9,451 for the six months ended June 30, 2010 to $437 for the six months ended June 30, 2011. The decrease in income tax expense is primarily due to non-reoccurring prior year accruals for tax controversy matters and the release of valuation allowance on the deferred tax assets of our Australian and Denmark subsidiaries during the first and second quarters of 2011, respectively, which releases resulted in a discrete benefit of $6,412. Management concluded that strong first quarter performance coupled with cumulative profitability overcame historic inconsistent financial performance to warrant the release of the valuation allowance on the deferred tax assets of our Australian subsidiary while our Denmark subsidiary demonstrated the same facts during the second quarter.
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
Client Concentration
     Our ten largest clients represented approximately 37.4% and 37.5%, respectively, of our revenues for the first three and six months of 2011, as compared to 37.3% and 37.4%, respectively, for the comparable periods in 2010. No client accounted for more than 10% of our total revenues during these periods.
Liquidity and Capital Resources
     Our principal sources of liquidity have been net cash provided by operating activities, borrowings under our Senior Secured Credit Facility and the issuance of the Senior Notes and equity. Our principal uses of cash have included debt service, capital expenditures, and the financing of working capital. We expect that our principal uses of cash in the future will be to finance working capital, capital expenditures and service debt. We anticipate an increase in interest expense due to the increased interest rate on our extended Term Loans and Revolvers. We expect that our principal sources of cash in the future will remain net cash provided by operating activities. Subject to our operating performance, which if significantly adversely affected, would adversely affect the availability of funds, we believe that cash generated from operations and borrowings under our Senior Secured Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next twelve months.
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

Cash Flows
     Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Six Months Ended		(Decrease) to
	June 30,		Net Cash Flow
	2011	2010	Amount
Cash provided by (used in):
Operating activities	$(1,532)	$5,944	$(7,476)
Investing activities	(14,574)	(13,333)	(1,241)
Financing activities	3,547	33,991	(30,444)
     Operating Activities. We used cash in operations of $1,532 in for the first half of 2011 compared to cash provided by operations of $6,172 for the comparable period in 2010. The $7,704 decrease in cash flows from operations was primarily driven by increased interest expense in 2010 due to the issuance of the Senior Notes, the absence of cash proceeds from marketable securities and the change in working capital. The primary driver of the change in working capital is due to an increase in Revenues, which resulted in a corresponding increase in Accounts Receivable for the period.
     Investing Activities. We used cash in investing activities of $14,574 during the first half of 2011 compared to $13,561 during the comparable period in 2010. The $1,013 increase in cash used in investing activities was primarily driven by an increase in property and equipment purchases. We are forecasting continued increases in capital expenditures in 2011 due to growth in the Americas and EMEA as well as technology and facilities maintenance.
     Financing Activities. We generated cash from financing activities of $3,547 during the first six months of 2011 compared to $33,991 during the comparable period in 2010. The decrease in financing proceeds was primarily driven by the Senior Notes offering and related use of proceeds during the first quarter of 2010.
     Cash Position, Working Capital and Indebtedness
     As of June 30, 2011, our total Cash and cash equivalents were $18,806 and we had total indebtedness of approximately $657,857. Working capital (defined as Prepaids and other current assets (excluding Cash and cash equivalents) less Accrued liabilities and other (excluding Current portion of long-term debt and Current portion of capital lease obligations), adjusted for Other non-current assets less Other non-current liabilities) was $70,090 at June 30, 2011, compared to $36,507 at June 30, 2010, an increase of $33,583.
Contractual Obligations and Commercial Commitments
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
2007 Senior Secured Credit Facility
     Overview
     On January 30, 2007, we entered into the Senior Secured Credit Facility among a syndicate of banks with Goldman Sachs Credit Partners L.P. as joint lead arranger, joint bookrunner, administrative agent and collateral agent and GE Capital Markets, Inc. as joint lead arranger and joint bookrunner. The Senior Secured Credit Facility originally provided for total available borrowings in an aggregate principal amount of approximately $760,000, which includes $85,000 of Revolvers maturing on January 30, 2013, consisting of a $50,000 U.S. revolver, a $7,000 Canadian revolver (made available in Canadian dollars) and a $28,000 U.K. revolver (made available in Euro and British pound sterling), and $675,000 of Term Loans maturing on January 30, 2014 and January 30, 2017, consisting of a $550,000 U.S. term loan, a € 51,400 Euro term loan, and a £30,000 British pound sterling term loan. SITEL, LLC is the borrower under the U.S. term loan and the U.S. revolver, ClientLogic Holding Limited is the borrower under the Euro term loan, the British pound sterling term loan and the U.K. revolver, and Sitel Canada Corporation (formerly known as ClientLogic Canada Corporation) is the borrower under the Canadian revolver. We used the proceeds from the Senior Secured Credit Facility to repay our August 2006 credit facility and to fund recent acquisitions, including the acquisition of Legacy SITEL on January 30, 2007.
     As of June 30, 2011, we had an aggregate of $364,708 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $357,524 of Term Loans and $7,184 of Revolvers. Our Term Loans consisted of $286,740 outstanding on the U.S. term loan, $42,760 outstanding on the Euro term loan, and $28,024 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,105 as of that date. As of June 30, 2011, we had $76,711 available for additional borrowings under our Revolvers.
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
     Fourth Amendment
     During the second quarter of 2011, we entered into the fourth amendment to the Senior Secured Credit Facility (the “Fourth Amendment”) to, among other things, allow flexibility to refinance or prepay the non-extended portions of the Term Loans prior to the extended portions, and to refinance, extend or replace the Revolvers and Term Loans; increase the Senior Secured Leverage Ratio covenant levels; and decrease the Minimum Interest Coverage Ratio covenant levels.
     Interest
     The non-extended Term Loans mature in January 2014. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the non-extended Term Loans is based, at our option, on floating LIBOR plus the applicable margin of 5.5%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 4.5%. Interest on the extended portion of the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the extended portion of the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for a notional amount of $350,000 against our Term Loans that is based on a rate of 4.91% versus three month LIBOR. The agreement expires in March 2012.
     The non-extended Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended Canadian revolver is based on the Banker’s Acceptance Rate plus the appliciable margin of 4.5%. Interest on the non-extended U.K. revolver is based on LIBOR plus the applicable margin of 5.5%. Interest on the non-extended U.S. revolver is based on the prime rate plus the applicable margin of 4.5%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the U.K. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75% or EURIBOR plus the applicable margin of 6.75%.
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
     Covenants
     We are required under the terms of the Senior Secured Credit Facility to maintain certain financial covenants. Specifically, the Third and Fourth Amendments require us to comply with the following financial covenants on an annual basis:
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
     The Company was in compliance with all debt covenants under the Senior Secured Credit Facility as of June 30, 2011. We believe that we will continue to be able to comply with the restrictive covenants in our Senior Secured Credit Facility.
Off Balance Sheet Arrangements
     Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At June 30, 2011, the future lease commitments relating to our operating leases were $164,976. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through October 30, 2011, and are renewed as required. The outstanding commitment on these obligations at June 30, 2011 was $1,105.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Registration Statement on Form S-4 (333-172952) filed with the SEC and declared effective by the SEC on March 28, 2011. As of June 30, 2011, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 30, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There have been no changes in our internal control over financial reporting during the first six months of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     See “Risk Factors” in the Company’s Registration Statement on Form S-4 (333-172952) filed with the SEC and declared effective by the SEC on March 28, 2011. As of June 30, 2011, there have been no material changes in this information.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
a)	Exhibits

Exhibit
Number
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SITEL Worldwide Corporation

Date: August 9, 2011	By:	/s/ Patrick Tolbert
		Name:	Patrick Tolbert
		Title:	Global Chief Financial Officer and Director (Duly authorized officer and principal financial officer)