Form 10-Q
period 2011-09-30
SITEL Worldwide Corp
filed 2011-11-08
CIK 1414078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding October 31, 2011
Class A, $0.01 par value	29,480,817
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	6,751,263

SITEL Worldwide Corporation

INDEX

		Page No.

PART I.	Financial Information	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010	5
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2010, three months ended December 31, 2010, and nine months ended September 30, 2011	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II.	Other Information	46
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	[Removed and Reserved]	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
Signatures		47

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SITEL Worldwide Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	September 30, 2011	December 31, 2010

Assets
Current assets
Cash and cash equivalents	$23,591	$29,894
Accounts receivable (net of allowance for doubtful accounts of $3,094 and $6,142, respectively)	246,290	236,092
Prepaids and other current assets	65,400	78,243

Total current assets	335,281	344,229
Property and equipment, net	104,356	106,359
Goodwill	117,711	117,711
Other intangible assets, net	53,173	63,237
Deferred income taxes	17,483	20,026
Other noncurrent assets	35,369	30,855

Total assets	$663,373	$682,417

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation

Condensed Consolidated Balance Sheets - Continued

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	September 30, 2011	December 31, 2010

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$26,853	$27,534
Accrued payroll and benefits	78,313	65,967
Accrued liabilities and other	110,364	123,280
Income taxes payable	5,198	3,200
Current portion of capital lease obligations	3,667	3,224

Total current liabilities	224,395	223,205
Long-term debt	674,270	646,213
Capital lease obligations	5,087	6,837
Deferred income taxes	7,445	8,303
Other noncurrent liabilities	57,335	72,321

Total liabilities	968,532	956,879

Commitments and contingencies (see Note 10)

Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:

Series B, $0.01 par value; 48,244 shares issued and outstanding at September 30, 2011 and December 31, 2010	62,458	57,282
Series C, $0.01 par value; 30,983 shares issued and outstanding at September 30, 2011 and December 31, 2010	42,799	37,278

Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at September 30, 2011 and December 31, 2010	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B shares, and 7,500,000 Class C shares:
Class A, $0.01 par value; 31,945,924 shares (including 1,813,975 restricted shares) and 31,174,824 shares (including 1,133,975 restricted shares) issued at September 30, 2011 and December 31, 2010, respectively; 29,652,155 shares and 28,881,055 shares outstanding at September 30, 2011 and December 31, 2010, respectively	302	301
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at September 30, 2011 and December 31, 2010	882	882
Class C, $0.01 par value; 6,751,263 shares issued and outstanding at September 30, 2011 and December 31, 2010	68	68
Additional paid-in capital	380,739	391,297
Accumulated deficit	(752,158)	(733,723)
Accumulated other comprehensive loss	(32,091)	(19,689)
Stock subscriptions receivable	(2,653)	(2,653)
Treasury shares, at cost	(8,170)	(8,170)

Total stockholders’ deficit	(410,416)	(369,022)

Total liabilities and stockholders’ deficit	$663,373	$682,417

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$359,117	$320,274	$1,051,843	$996,147
Operating expenses
Cost of services (exclusive of depreciation and amortization shown below)	231,351	200,219	683,185	636,889
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	96,314	86,909	275,496	273,039
Depreciation and amortization of property and equipment	9,294	9,331	26,769	28,566
Amortization of intangible assets	3,205	3,859	10,064	11,668
Restructuring and exit charges	5,647	5,800	14,932	14,412
(Gain) loss on foreign currency transactions	3,127	(3,201)	279	3,572
Other (income) expense, net	(411)	(390)	734	42

Operating income	10,590	17,747	40,384	27,959
Interest and other financing costs, net	16,733	17,688	49,465	50,114
Loss on extinguishment of debt, net	—	—	—	3,019

Income (loss) before income taxes	(6,143)	59	(9,081)	(25,174)
Income tax provision (benefit)	8,917	(12,533)	9,354	(3,082)

Net income (loss)	(15,060)	12,592	(18,435)	(22,092)

Other comprehensive loss
Foreign currency translation adjustments	(6,139)	4,464	(4,489)	3,430
Unrealized loss on derivative valuation, net of tax of $0	(3,828)	874	(7,978)	848
Unrecognized pension gain (loss), net of tax of $0	30	—	65	(49)

Comprehensive income (loss)	$(24,997)	$17,930	$(30,837)	$(17,863)

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Shares Issues			Par Value
	Class A	Class B	Class C	Class A	Class B	Class C	Additional
	Common	Common	Common	Common	Common	Common	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Subtotal

Balances at January 1, 2010	31,238,754	88,281,647	6,751,263	$299	$882	$68	$402,770	$(694,866)	$(290,847)

Restricted shares converted	—	—	—	—	—	—	277	—	277
Restricted shares forfeited	(89,050)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Stock granted	74,888	—	—	1	—	—	187	—	188
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(8,759)	—	(8,759)
Unrecognized pension loss, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(22,092)	(22,092)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Balances at September 30, 2010	31,224,592	88,281,647	6,751,263	$300	$882	$68	$394,475	$(716,958)	$(321,233)

Restricted shares forfeited	(75,728)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Stock granted	25,960	—	—	1	—	—	62	—	63
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(3,240)	—	(3,240)
Unrecognized pension gain, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(16,765)	(16,765)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Balances at December 31, 2010	31,174,824	88,281,647	6,751,263	$301	$882	$68	$391,297	$(733,723)	$(341,175)

Restricted shares granted	750,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(70,000)	—	—	—	—	—	—	—	—
Stock granted	91,100	—	—	1	—	—	140	—	141
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(10,698)	—	(10,698)
Unrecognized pension gain, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(18,435)	(18,435)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Balances at September 30, 2011	31,945,924	88,281,647	6,751,263	$302	$882	$68	$380,739	$(752,158)	$(370,167)

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Deficit - Continued

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other
		Comprehensive (Loss) Income
	Totals From Schedule 1	Foreign Currency Translation	Defined Benefit Pension / Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total

Balances at January 1, 2010	$(290,847)	$(24,324)	$(272)	$376	$2,665	$(3,335)	2,093,426	$(7,619)	$(323,356)

Restricted shares converted	277	—	—	—	—	—	—	—	277
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	621	—	—	621
Purchase of treasury stock	—	—	—	—	—	—	200,343	(551)	(551)
Stock granted	188	—	—	—	—	—	—	—	188
Preferred B and C stock accretion and BCF	(8,759)	—	—	—	—	—	—	—	(8,759)
Unrecognized pension loss, net of tax of $0	—	—	(49)	—	—	—	—	—	(49)
Unrealized loss on derivatives, net of tax of $0	—	—	—	848	—	—	—	—	848
Net loss	(22,092)	—	—	—	—	—	—	—	(22,092)
Foreign currency translation adjustment	—	3,430	—	—	—	—	—	—	3,430

Balances at September 30, 2010	$(321,233)	$(20,894)	$(321)	$1,224	$2,665	$(2,714)	2,293,769	$(8,170)	$(349,443)

Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	61	—	—	61
Stock granted	63	—	—	—	—	—	—	—	63
Preferred B and C stock accretion and BCF	(3,240)	—	—	—	—	—	—	—	(3,240)
Unrecognized pension gain, net of tax of $0	—	—	1,087	—	—	—	—	—	1,087
Unrealized gain on derivatives, net of tax of $0	—	—	—	(564)	—	—	—	—	(564)
Net loss	(16,765)	—	—	—	—	—	—	—	(16,765)
Foreign currency translation adjustment	—	(221)	—	—	—	—	—	—	(221)

Balances at December 31, 2010	$(341,175)	$(21,115)	$766	$660	$2,665	$(2,653)	2,293,769	$(8,170)	$(369,022)

Restricted shares granted	—	—	—	—	—	—	—	—	—
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock granted	141	—	—	—	—	—	—	—	141
Preferred B and C stock accretion and BCF	(10,698)	—	—	—	—	—	—	—	(10,698)
Unrecognized pension gain, net of tax of $0	—	—	65	—	—	—	—	—	65
Unrealized loss on derivatives, net of tax of $0	—	—	—	(7,978)	—	—	—	—	(7,978)
Net loss	(18,435)	—	—	—	—	—	—	—	(18,435)
Foreign currency translation adjustment	—	(4,489)	—	—	—	—	—	—	(4,489)

Balances at September 30, 2011	$(370,167)	$(25,604)	$831	$(7,318)	$2,665	$(2,653)	2,293,769	$(8,170)	$(410,416)

See accompanying Notes to the Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(18,435)	$(22,092)
Adjustments to reconcile net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	36,833	40,234
Deferred income taxes	1,290	(739)
Noncash derivative activity	4,371	(6,734)
Amortization of debt issue costs and OID	1,835	1,088
Write off of deferred financing fees	—	371
Non-cash interest expense	9,398	23,194
Other noncash items, net	(1,139)	(94)
Proceeds of marketable securities, net	—	6,272
Change in book overdrafts	(1,640)	2,245
Changes in operating assets and liabilities	(31,560)	(17,559)

Net cash (used in) provided by operating activities	953	26,186

Cash flows from investing activities
Purchases of property and equipment	(30,150)	(23,547)
Proceeds from disposition of property and equipment	645	530

Net cash used in investing activities	(29,505)	(23,017)

Cash flows from financing activities
Purchases of treasury shares	—	(551)
Payments on long-term debt and capital lease obligations	(387,889)	(546,871)
Proceeds from long-term debt	412,378	295,330
Proceeds from issuance of Senior Notes	—	292,362
Payments of debt issue costs	(1,896)	(8,251)

Net cash provided by financing activities	22,593	32,019

Effect of exchange rate on Cash and cash equivalents	(344)	517

Net change in Cash and cash equivalents	(6,303)	35,705
Cash and cash equivalents
Beginning of period	29,894	26,915

End of period	$23,591	$62,620

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

Newly Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update “ASU” 2011-05, “Presentation of Comprehensive Income” which amended the presentation of comprehensive income. ASU 2011-5 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update should be applied retrospectively and will be effective for annual and interim periods beginning after December 15, 2011. The Company is already presenting comprehensive income as required by the amendment and therefore does not expect the adoption of this amendment to impact its financial condition, results of operations, and cash flows.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

In September 2011, the Financial Accounting Standards Board issued ASU 2011-8, “Testing Goodwill for Impairment,” which amended the accounting for testing goodwill for impairment. ASU 2011-8 allows an entity the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The update will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this amendment to materially impact its financial condition, results of operations, and cash flows.

In September 2011, the Financial Accounting Standards Board also issued ASU 2011-9, “Disclosures about an Employer’s Participation in a Multiemployer Plan” which leads employers to provide more information about their financial obligations to multiemployer pension plans. The update will be required for fiscal years ending after December 15, 2011, with early adoption permitted. The Company has evaluated this update and determined that it is not applicable as we do not have any multi-employer plans.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Condensed Consolidated Financial Statements.

Out of Period Adjustments

During the quarter ended September 30, 2011, adjustments to correct items identified during the quarter related to prior periods, in the aggregate, decreased income before taxes and net income for the three months and nine months ended September 30, 2011 by approximately $887 and $1,517, respectively. The errors primarily related to an under-accrual of restructuring charges of $1,275 and an over-accrual of a payroll-related tax liability of the Company’s Brazilian subsidiary of $814. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements and the impact of correcting these errors in the current quarter is not material to the current quarter or to the expected annual 2011 financial statements or results, we recorded the correction of these errors in the quarter ended September 30, 2011 Consolidated Financial Statements.

2.	Property and Equipment, net

The composition of property and equipment is as follows:

	September 30,	December 31,
	2011	2010

Land	$3,554	$3,579
Buildings and improvements	28,258	30,877
Leasehold improvements	63,479	61,813
Computer software	40,694	35,354
Equipment	151,451	151,305
Furniture and fixtures	28,933	29,239

Total original cost	316,369	312,167

Less: Accumulated depreciation and amortization	(219,192)	(211,918)

Net, excluding construction in progress	97,177	100,249

Construction in progress	7,179	6,110

Property and equipment, net	$104,356	$106,359

Depreciation expense for the three and nine months ended September 30, 2011 was $9,294 and $26,769, respectively, compared to $9,331 and $28,566, respectively, for the same periods in 2010. There were $27,684 of additions, $2,491 of disposals, and $427 of currency translation during the nine months ended September 30, 2011.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

3.	Other Intangible Assets, net

The following table presents our Other intangible assets as of September 30, 2011:

			Currency
	Gross	Accumulated	Translation	Net
	Intangibles	Amortization	Adjustment	Intangibles

Customer relationships	$89,686	$(71,850)	$(683)	$17,153
Trademark and trade name	36,020	—	—	36,020
Cash grant contracts	605	(605)	—	—

	$126,311	$(72,455)	$(683)	$53,173

The following table presents our Other intangible assets as of December 31, 2010:

			Currency
	Gross	Accumulated	Translation	Net
	Intangibles	Amortization	Adjustment	Intangibles

Customer relationships	$89,686	$(61,966)	$(507)	$27,213
Trademark and trade name	36,020	—	—	36,020
Developed technology	4,800	(4,800)	—	—
Cash grant contracts	605	(601)	—	4

	$131,111	$(67,367)	$(507)	$63,237

We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense for the three and nine months ended September 30, 2011 was $3,205 and $10,064, respectively, compared to $3,859 and $11,668, respectively, for the same periods in 2010.

4.	Restructuring and Exit Activities

The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company’s operations in order to align resources to support growth, and to shift the geographic mix of some of the Company’s resources. Reduced volumes in some regions and/or loss of certain clients have resulted in further workforce reductions and site closures. Total expected costs relating to restructuring activities initiated in 2011 are $12,733. The restructuring activities initiated in 2011 are expected to be completed by the end of 2011. For activities initiated in 2011, the remaining accrual as of September 30, 2011 of $2,211 related to severance is expected to be paid by the first quarter of 2012, and the remaining accrual for facility exit costs of $2,080 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire. Restructuring activities initiated in 2010 were completed as of December 31, 2010, and the costs incurred to date are equal to the total expected costs for the 2010 activities. For restructuring activities initiated in 2010, the remaining accrual for severance-related activities of $4,325 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $4,001 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activity initiated in 2011 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total

December 31, 2010	$—	$—	$—

Costs accrued (offset was to expense)	7,049	2,875	9,924
Cash payments	(4,927)	(989)	(5,916)
Foreign exchange	89	194	283

September 30, 2011	$2,211	$2,080	$4,291

Current portion of restructuring included in Accrued liabilities and other	$2,211	$159	$2,370
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$1,921	$1,921

Activity not reflected within the restructuring liability:
Costs expensed	$1,868	$250	$2,118
Cash payments	$(1,868)	$(356)	$(2,224)

Restructuring expense during the three and nine months ended September 30, 2011 for activities initiated in 2011 was $1,162 and $7,199, respectively, for EMEA and $2,095 and $4,970, respectively, for the Americas.

The liability for restructuring activity initiated in 2010 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total

December 31, 2010	$17,042	$5,990	$23,032

Costs accrued (offset was to expense)	1,259	1,353	2,612
Cash payments	(14,531)	(3,719)	(18,250)
Foreign exchange	555	377	932

September 30, 2011	$4,325	$4,001	$8,326

Current portion of restructuring included in Accrued liabilities and other	$4,325	$1,114	$5,439
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$2,887	$2,887

Activity not reflected within the restructuring liability:
Costs expensed	$—	$337	$337
Cash payments	$—	$(337)	$(337)

Restructuring expense during the three and nine months ended September 30, 2011 for activities initiated in 2010 was $1,867 and $1,503, respectively, for EMEA and was $582 and $1,319, respectively, for the Americas. Cumulative restructuring costs related to such activities are $40,866 as of September 30, 2011, of which $28,769 relates to EMEA and $12,097 relates to the Americas.

In January 2007, we approved a plan to restructure certain operations during 2007 related to the acquisition of Legacy SITEL. The plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. This activity is detailed below.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Facility
		Exit and
Restructuring purchase allocation	Severance	Other	Total

December 31, 2010	$—	$235	$235

Costs accrued (offset was to expense)	—	(59)	(59)
Cash payments	—	—	—
Foreign exchange and other adjustments	—	45	45

September 30, 2011	$—	$221	$221

The remaining accrual for all restructuring and exit activities related to the purchase allocation is recorded as $221 in Accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheet.

5.	Long-Term Debt

The composition of long-term debt is as follows:

	September 30,	December 31,
	2011	2010

Senior Notes	$293,317	$292,829
Senior secured credit facility:
Revolvers:
U.S. revolver	12,500	—
U.K. revolver	13,946	—
Term loans:
U.S. dollar term loan	286,739	286,739
Euro term loan	40,565	39,592
British pound sterling term loan	27,203	27,053

Total debt	674,270	646,213

Less: Debt maturing within one year	—	—

Total long-term debt	$674,270	$646,213

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

The non-extended Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended Canadian revolver is based on the Banker’s Acceptance Rate plus the applicable margin of 4.5%. Interest on the non-extended U.K. revolver is based on LIBOR plus the applicable margin of 5.5%. Interest on the non-extended U.S. revolver is based on the prime rate plus the applicable margin of 4.5%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the U.K. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75% or EURIBOR plus the applicable margin of 6.75%. At September 30, 2011 and December 31, 2010, we had $57,615 and $83,903 available under the Revolvers.

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

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Future maturities of the Company’s outstanding long-term debt as of September 30, 2011 are summarized as follows:

2011	$—
2012	—
2013	16,050
2014	128,890
2015	—
2016 and thereafter	536,013

Total debt payments	680,953
Less amount representing unamortized debt discount	(6,683)

Total debt balance at September 30, 2011	$674,270

6.	Redeemable Preferred Stock

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

The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of the Board of Directors, accounting guidance requires the Company to account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. The Company has determined that the value is immaterial as of September 30, 2011 and December 31, 2010, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.

Series C Preferred Stock

On December 10, 2008, the Company authorized the issuance of 125,000 shares of Series C Preferred Stock. At September 30, 2011 and December 31, 2010, the number of shares of Series C Preferred Stock issued and outstanding was 30,983.

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

The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at September 30, 2011 and December 31, 2010 of $42,799 and $37,278, respectively, is net of deferred financing costs of $280 and $311, respectively, and the BCF of $3,871 and $4,325, respectively. The Series C Preferred Stock ranks senior to each other class of the Company’s stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors.

Series B Preferred Stock

On April 3, 2008, the Company authorized the issuance of 125,000 shares of Series B Preferred Stock. At September 30, 2011 and December 31, 2010, the number of shares of Series B Preferred Stock issued and outstanding was 48,244.

The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at September 30, 2011 and December 31, 2010 of $62,458 and $57,282, respectively, is net of deferred financing costs of $480 and $533, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

7.	Stock-Based Compensation

The Company’s operating results for the three and nine months ended September 30, 2011 included stock-based compensation expense of $47 and $141, respectively, compared to $63 and $190, respectively, for the same periods in 2010. A summary of the activity for the plans is included below.

Stock Option Plan

A summary of nonqualified and incentive stock option activity for the nine months ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (in	Intrinsic
	Shares	Share	Years)	Value

Options outstanding at December 31, 2010	24,700	$4.62
Exercised	—
Forfeited	(3,500)	11.75

Options outstanding at September 30, 2011	21,200	$3.44	1.79	$—

Exercisable at September 30, 2011	21,200	$3.44	1.79	$—

Restricted Stock and Restricted Stock Unit Plans

A summary of restricted stock and restricted stock unit activity is set forth below:

Restricted Stock Activity	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2010	1,133,975	$4,031
Granted	750,000	1,335
Forfeited	(70,000)	(188)

Unvested at September 30, 2011	1,813,975	$5,178

Restricted Stock Unit Activity	Share Units	Weighted Average Grant Date Fair Value

Unvested at December 31, 2010	1,641,000	$4,711
Granted	376,500	670
Forfeited	(141,000)	(447)

Unvested at September 30, 2011	1,876,500	$4,934

As of September 30, 2011, there was approximately $10,436 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize that cost over a period of two and three years for restricted shares and restricted stock units, respectively, following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our individual employee restricted stock and restricted stock unit grant plans and agreements.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Deferred Compensation Plan

As of September 30, 2011 and December 31, 2010, $63 and $63, respectively, is recorded in Other noncurrent liabilities for the phantom stock units associated with the deferred compensation plan. Compensation income of $0 and $12 was recorded for the three and nine months ended September 30, 2010, respectively, based on the stock price at the end of the applicable period. No such income or expense was recognized during the three and nine months ended September 30, 2011.

8.	Income Taxes

The effective tax rate of (103%) for the nine months ended September 30, 2011 differs from the effective tax rate of 12.2% for the same period of 2010 as permanent items have remained consistent while pre-tax book loss has decreased. In addition, the effective tax rate for the first nine months of 2011 includes the impact of the release of valuation allowance on the deferred tax assets of our Australian, Denmark and Brazilian subsidiaries, resulting in a discrete benefit of $9,145, and the establishment of a valuation allowance on the deferred tax assets of our German subsidiary, resulting in discrete expense of $8,836. At September 30, 2011, the Company has recognized tax expense on a consolidated book loss because it recognizes tax expense in certain profitable jurisdictions which cannot be offset by tax benefit in loss jurisdictions due to the existence of valuation allowance in these jurisdictions.

The Company’s gross unrecognized tax benefits (excluding interest and penalties) were $40,734 and $37,179 at September 30, 2011 and December 31, 2010, respectively. The increase is attributable to certain foreign tax contingency matters. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $38,111. The Company believes that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits, including interest and penalties, for certain foreign tax positions might be reduced by $1,453 as a result of statute expirations or final resolution.

9.	Employee Benefits and Compensation

The Company has defined benefit pension plans covering certain employees outside of the U.S. These plans are administered by third parties and include limited activity. The components of the net pension liability of $3,927 and $3,331 at September 30, 2011 and December 31, 2010, respectively are included in Other noncurrent liabilities and Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Net periodic pension cost consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Service cost	$152	$111	$486	$333
Interest cost	64	22	142	66
Other	42	30	78	97

Net periodic pension cost	$258	$163	$706	$496

The Company also sponsors various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans amounted to $44 and $234, respectively, for the three and nine month periods ended September 30, 2011, compared to $92 and $312, respectively, for the same periods of 2010.

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

        On December 16, 2010, three former employees of our now closed Memphis, Tennessee site filed an action in the United States District Court for the Western District of Tennessee alleging unpaid wages on behalf of themselves and, purportedly, other similarly situated current and former employees. The complaint alleges unpaid pre and post shift work. The lawsuit has been served and the plaintiffs have granted the company an extension within which to respond to the complaint. Plaintiffs’ counsel has expressed their intent to file a motion for conditional certification for a nationwide class and their intent to limit the class to agents on certain specific timekeeping systems. We filed an answer and motion to dismiss on January 31, 2011 seeking dismissal for failure to state a claim. Plaintiffs have responded to the motion to dismiss by voluntarily narrowing the scope of the putative class to former employees of the Memphis, Tennessee site and tendered a proposed amended complaint. The court denied our motion to dismiss and granted plaintiffs’ motion to amend the complaint. We responded to the amended complaint on or about June 9, 2011.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Plaintiffs filed a motion for conditional certification on April 26, 2011. We responded to the plaintiffs’ motion for conditional certification on or about July 26, 2011 and it remains pending before the court. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of September 30, 2011 and December 31, 2010.

On March 3, 2011, one former employee of our now closed Birmingham, Alabama site filed an action in the United States District Court for the Northern District of Alabama alleging unpaid wages on behalf of himself and, purportedly, other similarly situated current and former employees in Alabama. The complaint alleges unpaid pre and post shift work. This lawsuit is similar to the one filed in December 2010 in Memphis, Tennessee (discussed above). We responded to the complaint on or about April 22, 2011. Plaintiff filed a motion for conditional certification on April 26, 2011 and we responded on May 31, 2011. Plaintiff’s motion for conditional certification was granted on August 26, 2011 certifying a conditional class of customer service representatives at our Alabama facilities. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of September 30, 2011 and December 31, 2010.

On July 22, 2010, General Motors LLC (“GM”) filed an action against us in the United States District Court for the Eastern District of Michigan. The complaint alleged that the Company supplied GM with certain computerized telephonic voice response systems which were the subject of a patent infringement lawsuit filed against GM in 2006. On April 13, 2011, the parties executed a settlement agreement under which we paid GM $400 in exchange for a full release of all claims asserted in the lawsuit. Payment of the settlement amount was made on May 2, 2011. This charge is recorded in Selling, general, and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2011.

On July 21, 2009, one of our clients filed an action against us in United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleges that we failed to maintain certain call recordings on behalf of such client and seeks actual damages or, in the alternative, “liquidated” damages in the amount of $33,000. Our insurance carrier has indicated that actual damages likely would be covered. On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid fees for services rendered by us. Discovery is currently ongoing, and the parties are currently engaged in a dispute regarding the sufficiency of discovery responses. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of September 30, 2011 and December 31, 2010.

In July, 2010, our wholly owned subsidiary, National Action Financial Services, Inc. (“NAFS”), was served with a purported class action lawsuit in United States District Court for the Northern District of Illinois. The complaint alleges NAFS placed automated calls to plaintiff’s cell phone without his consent, allegedly in violation of the federal Telephone Consumer Protection Act (“TCPA”). Since that time, the parties have been engaged in discovery. On September 6, 2011, as a result of information obtained through the discovery process, NAFS filed a motion to compel arbitration of the plaintiff’s claims relying on the terms and conditions of the customer agreement governing plaintiff’s credit card account. The customer agreement contains an arbitration provision which NAFS asserts subjects plaintiff’s claims to binding arbitration. On September 13, 2011, the court stayed all further proceedings except as related to the motion to compel pending the court’s decision on that motion. In the event the motion is granted, plaintiff will be compelled to arbitrate his claim individually and the class action litigation will be dismissed. However, in the event the court denies NAFS’ motion, the litigation will proceed as a purported class action. NAFS also made demand upon its insurance carrier for coverage under its errors and omissions insurance policy which contains a self-insured retention amount of $1,000. The insurance carrier denied the existence of a duty to defend or indemnify NAFS for the claims at issue relying on certain exclusions in the policy. On August 18, 2011, the plaintiff in the underlying case filed a declaratory judgment action against NAFS’ insurance carrier, along with NAFS and the Company as necessary parties, seeking a declaration from the court that the denial of coverage was wrongful and that NAFS’ carrier has a duty to indemnify and defend the underlying claims. As of September 30, 2011, a reserve has been recorded which we believe is in accordance with the reasonable range of loss which does not exceed the amount accrued. No reserve was recorded as of December 31, 2010.

In April, 2011, NAFS was served with a purported class action filed in United States District Court for the Eastern District of Michigan. The complaint alleges violations of the federal Fair Debt Collection Practices Act (“FDCPA”) and the TCPA for calls to plaintiff’s cell phone in an attempt to collect a debt not owed by the plaintiff. The complaint also alleges pre-recorded message calls to debtors on their cell phones by means of an automated dialing device, without having received permission from the recipients of the calls in violation of the TCPA. NAFS has filed a motion to dismiss. Plaintiff filed a response and the court is currently considering NAFS’ motion. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of September 30, 2011.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately 3,500 Brazilian Reais (equivalent to approximately $1,900 as of September 30, 2011) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately 7,700 Brazilian Reais (equivalent to approximately $4,175 as of September 30, 2011), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the 7,700 Brazilian Reais (equivalent to approximately $4,175 as of September 30, 2011) assessment. SITEL Brazil deposited 7,700 Brazilian Reais (equivalent to approximately $4,175 as of September 30, 2011) with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of September 30, 2011 and December 31, 2010.

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

Foreign Currency Exchange Rate Risk

We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries’ functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of September 30, 2011, we had forward contracts maturing within the next 17 months.

Interest Rate Risk

Interest rate movements create a degree of risk by affecting the amount of our interest payments, so our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.

In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. The fair value of this interest rate swap is included in the table below. The interest rate swap expires on March 31, 2012.

For the three and nine months ended September 30, 2011, we recorded losses of $4,173 and $12,280, respectively, for settled interest payments, compared to $3,916 and $12,083 for the three and nine months ended September 30, 2010. Additionally, a mark to market valuation reduction in the liability of $4,356 and $11,632 for the three and nine months ended September 30, 2011. These amounts are reflected in Interest and other financing costs, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		9/30/2011	12/31/2010		9/30/2011	12/31/2010
	Balance			Balance
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$2,609	$6,559	Accrued liabilities and other	$3,914	$1,349
Foreign exchange contracts	Other noncurrent assets	74	959	Other noncurrent liabilities	1,575	212

Total		$2,683	$7,518		$5,489	$1,561

Derivatives not designated as hedging instruments
Interest rate contract -ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$7,777	$15,527
Interest rate contract -LT	Other noncurrent assets	—	—	Other noncurrent liabilities	—	3,882
Foreign exchange contracts	Prepaids and other current assets	85	596	Accrued liabilities and other	1,499	227
Foreign exchange contracts	Other noncurrent assets	88	—	Other noncurrent liabilities	174	40

Total		$173	$596		$9,450	$19,676

Total derivatives		$2,856	$8,114		$14,939	$21,237

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Three Months Ended September 30,
	2011	2010		2011	2010

Foreign exchange contracts	$(2,273)	$1,188	Cost of Services and SG&A	$1,555	$203

Total	$(2,273)	$1,188		$1,555	$203

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Nine Months Ended September 30,
	2011	2010		2011	2010

Foreign exchange contracts	$(2,961)	$2,365	Cost of Services and SG&A	$5,017	$1,516

Total	$(2,961)	$2,365		$5,017	$1,516

        For the three and nine months ended September 30, 2011, we recorded gains of $946 and $3,061, respectively, compared to $142 and $1,061, respectively, for the same periods in 2010 to Cost of services. For the three and nine months ended September 30, 2011, we recorded gains of $609 and $1,956, respectively, compared to $61 and $455, respectively, for the same periods in 2010 to Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Loss for the effective portion of settled hedge contracts. We expect unrealized gains will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and Selling, general and administrative expenses during the next twelve months of $1,508. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2011.

For the three months ended September 30, 2011 we recognized a gain on foreign currency transactions of $220 related to the ineffective portion of the derivative instruments. For the nine months ended September 30, 2011, we recognized a loss on foreign currency transactions of $162 related to the ineffective portion of the derivative instruments. For the three and nine months ended September 30, 2010, no amounts were recognized in income due to ineffectiveness on derivatives.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives Three Months Ended September 30,		Amount of Gain or (Loss) Recognized in Income on Derivatives Nine Months Ended September 30,

		2011	2010	2011	2010

Foreign exchange contracts	Cost of Services and SG&A	$15	$7,032	$26	$9,497
Foreign exchange contracts	(Gain) loss on foreign currency transactions	1,061	—	895	—

Total		$1,076	$7,032	$921	$9,497

For the three and nine months ended September 30, 2011, we recorded gains to Cost of services of $9 and $16, respectively, compared to $4,756 and $6,148, respectively, for the same periods in 2010. For the three and nine months ended September 30, 2011, we recorded gains of $6 and $10, respectively, compared to $2,276 and $3,349, respectively, for the same periods in 2010 to Selling, general, and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for derivatives not designated as hedging contracts.

Current Contracts

At September 30, 2011, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount

Interest rate contracts	$350,000
Foreign exchange contracts	256,638

Total	$606,638

12.	Fair Value Measurements

The carrying values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables approximate fair value. The terms of the Company’s Senior Secured Credit Facility and Senior Notes include debt with variable and fixed interest rates, totaling $674,270 and $646,213 at September 30, 2011 and December 31, 2010, respectively. The estimated fair value of such debt was $605,038 and $576,895 at September 30, 2011 and December 31, 2010, respectively.

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:

Level 1 – Fair value based on unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 – Modeled fair value with model inputs that are all observable market values.

Level 3 – Modeled fair value with at least one model input that is not an observable market value.

The following tables summarize financial assets and liabilities measured and reported at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. There were no transfers between pricing levels for the nine month period ended September 30, 2011.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Fair Value Measurements at September 30, 2011
	Total	Level 1	Level 2	Level 3

Assets
Foreign currency forward contracts	$2,856	$—	$2,856	$—
Marketable securities	8	8	—	—

Total	$2,864	$8	$2,856	$—

Liabilities
Foreign currency forward contracts	$7,162	$—	$7,162	$—
Interest rate derivative instrument	7,777	—	7,777	—

Total	$14,939	$—	$14,939	$—

	000000	000000	000000	000000
	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3

Assets
Foreign currency forward contracts	$8,114	$—	$8,114	$—
Marketable securities	8	8	—	—

Total	$8,122	$8	$8,114	$—

Liabilities
Foreign currency forward contracts	$1,828	$—	$1,828	$—
Interest rate derivative instrument	19,409	—	19,409	—

Total	$21,237	$—	$21,237	$—

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

No impairment charges related to goodwill and other intangible assets were recorded during the nine months ended September 30, 2011 and 2010.

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

13.	Variable Interest Entity

Kombea

On March 15, 2010, we entered into an Agreement and Plan of Merger with Kombea Corporation (“Kombea”), a previously unrelated entity, as well as an Exclusive Purchase and Distribution Agreement pursuant to which we acquired certain intellectual property and other commercial rights. We had determined this entity to be a variable interest entity (“VIE”) based on our option to acquire 100% of the entity over the exclusivity period. The entity was not previously consolidated since we had determined that we were not the primary beneficiary.

On June 30, 2011, we entered into a Termination Agreement which superseded and terminated all prior agreements between us and Kombea. We also entered into an agreement on this date, whereby we agreed to purchase certain software licenses and hardware from Kombea over a specified period of time. Under the new agreement, this entity no longer qualifies as a VIE.

NAFS Buffalo

On August 31, 2011, the Company’s wholly owned subsidiary, NAFS, executed a Membership Interest Purchase Agreement with David Garner, the Company’s now former Chief Executive Officer and current Chairman of the Board. Pursuant to the agreement, Mr. Garner agreed to purchase all of NAFS’ membership interest in a newly formed limited liability company (“NAFS Buffalo”) into which NAFS will transfer certain assets and liabilities of its third party debt collection business. The effective date of the transaction is August 1, 2011 although the NAFS Buffalo membership interest will not be formally transferred to Mr. Garner or his affiliate until the earlier of the end of the month in which he or an affiliate obtains certain state regulatory licenses to operate the debt collection business or March 31, 2012.

The purchase price for NAFS Buffalo was negotiated on an arm’s length basis and amounted to $1,246, of which $623 was paid at closing on August 31, 2011, with the remainder of $623 to be paid in equal monthly installments over a thirty-six month period commencing March 2012. The purchase price is subject to adjustment should Mr. Garner sell NAFS Buffalo during the two-year period subsequent to August 1, 2011.

Subsequent to the effective date, Mr. Garner retains all profits, interests and obligations relating to the operations of NAFS Buffalo. To that end, Mr. Garner has agreed to indemnify NAFS for certain losses incurred by NAFS on account of NAFS Buffalo determined on a pro forma basis during the transition period commencing August 1, 2011 and ending the earlier of the end of the month in which Mr. Garner or his affiliate obtains certain regulatory licenses or March 31, 2012. The Company will retain the membership interests in NAFS Buffalo until the earlier of the date that Mr. Garner obtains the required licensing to operate the debt collection business or March 31, 2012.

In addition, commencing August 31, 2011, the Company will provide outsourced information technology services to NAFS Buffalo. These services are being provided to NAFS Buffalo to support its continuing information technology requirements, and amounted to $54 during the three months ended September 30, 2011. The parties also entered an additional agreement pursuant to which NAFS Buffalo will continue to service one of the Company’s clients.

NAFS Buffalo is considered a variable interest entity as NAFS is the holder of the equity investment at risk but does not participate significantly in the profits and losses of NAFS Buffalo. In addition, as the primary beneficiary, Mr. Garner has the power to direct the activities of NAFS Buffalo that most significantly impact its economic performance.

Accordingly, NAFS Buffalo was deconsolidated effective August 1, 2011, resulting in a gain on disposal amounting to $929. This amount is recorded as Other expense, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining purchase price receivable of $623 is recorded in Prepaids and other current assets in the accompanying Condensed Consolidated Balance Sheets.

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

The following tables reflect information about our reportable segments, which correspond to the geographic areas in which we operate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
EMEA	$147,142	$131,642	$450,350	$420,637
Americas	211,975	188,632	601,493	575,510

	$359,117	$320,274	$1,051,843	$996,147

Costs of services:
EMEA	$103,945	$91,419	$320,355	$297,831
Americas	127,406	108,800	362,830	339,058

	$231,351	$200,219	$683,185	$636,889

Selling, general and administrative expenses (“SG&A”):
EMEA	$37,208	$35,652	$110,132	$114,105
Americas	59,106	51,257	165,364	158,934

	$96,314	$86,909	$275,496	$273,039

Revenues less costs of services and SG&A:
EMEA	$5,990	$4,571	$19,864	$8,701
Americas	25,462	28,575	73,298	77,518

	$31,452	$33,146	$93,162	$86,219

	September 30,	December 31,
	2011	2010
Long-lived assets:
EMEA	$60,586	$66,061
Americas	96,943	103,535

	$157,529	$169,596

Total assets:
EMEA	$227,045	$240,345
Americas	436,328	442,072

	$663,373	$682,417

15.	Supplemental Condensed Consolidated Financial Information

The following guarantor financial information is presented to comply with U.S. SEC disclosure requirements, specifically Rule 3-10 of Regulation S-X. Certain reclassifications have been made to conform to current year presentation.

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

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation

Condensed Consolidating Balance Sheets

September 30, 2011

(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$—	$1,563	$22,028	$—	$23,591
Accounts receivable (net of allowance for doubtful accounts)	—	—	88,590	157,700	—	246,290
Prepaids and other current assets	203,548	72	104,529	101,555	(344,304)	65,400

Total current assets	203,548	72	194,682	281,283	(344,304)	335,281
Property and equipment, net	1,050	—	33,589	69,717	—	104,356
Goodwill	—	—	16,690	101,021	—	117,711
Other intangible assets, net	—	—	17,052	36,121	—	53,173
Deferred income taxes	—	—	4,137	13,346	—	17,483
Investments in affiliates	(359,213)	258,492	29,443	—	71,278	—
Other noncurrent assets	2,840	86,697	11,949	23,520	(89,637)	35,369

Total assets	$(151,775)	$345,261	$307,542	$525,008	$(362,663)	$663,373

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,026	$—	$9,759	$16,068	$—	$26,853
Accrued payroll and benefits	3,417	—	11,638	63,258	—	78,313
Accrued liabilities and other	148,640	208,764	29,943	67,321	(344,304)	110,364
Income taxes payable	301	—	1,198	3,699	—	5,198
Current portion of capital lease obligations	—	—	1,541	2,126	—	3,667

Total current liabilities	153,384	208,764	54,079	152,472	(344,304)	224,395
Long-term debt	—	592,556	—	81,714	—	674,270
Capital lease obligations	—	—	1,795	3,292	—	5,087
Deferred income taxes	—	—	6,207	1,238	—	7,445
Other noncurrent liabilities	—	—	17,548	129,424	(89,637)	57,335

Total liabilities	153,384	801,320	79,629	368,140	(433,941)	968,532
Series B preferred stock	62,458	—	—	—	—	62,458
Series C preferred stock	42,799	—	—	—	—	42,799
Stockholders’ deficit
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,252	—	536	168,887	(169,423)	1,252
Additional paid-in capital	380,739	105,786	603,180	305,234	(1,014,200)	380,739
Accumulated deficit	(752,158)	(561,845)	(323,260)	(338,352)	1,223,457	(752,158)
Accumulated other comprehensive loss	(32,091)	—	(52,543)	21,099	31,444	(32,091)
Stock subscriptions receivable	(2,653)	—	—	—	—	(2,653)
Treasury shares, at cost	(8,170)	—	—	—	—	(8,170)

Total stockholders’ deficit	(410,416)	(456,059)	227,913	156,868	71,278	(410,416)

Total liabilities and stockholders’ deficit	$(151,775)	$345,261	$307,542	$525,008	$(362,663)	$663,373

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

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2011

(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$89,446	$269,671	$—	$359,117

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	51,249	180,102	—	231,351
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	7,877	73	20,494	67,870	—	96,314
Depreciation and amortization of property and equipment	117	—	2,342	6,835	—	9,294
Amortization of intangible assets	—	—	723	2,482	—	3,205
Restructuring and exit charges	—	—	2,028	3,619	—	5,647
Loss (gain) on foreign currency transactions	(381)	4,154	(144)	(502)	—	3,127
Other (income) expense, net	(17)	—	(471)	77	—	(411)

Operating (loss) income	(7,596)	(4,227)	13,225	9,188	—	10,590
Interest and other financing (income) costs, net	(8)	13,143	299	3,299	—	16,733
Equity in (earnings) loss of subsidiaries	7,224	(10,269)	1,568	—	1,477	—

Income (loss) before income taxes	(14,812)	(7,101)	11,358	5,889	(1,477)	(6,143)
Income tax provision	248	—	1,089	7,580	—	8,917

Net income (loss)	(15,060)	(7,101)	10,269	(1,691)	(1,477)	(15,060)
Other comprehensive income (loss)
Foreign currency translation adjustments	(6,139)	—	(1,221)	(6,102)	7,323	(6,139)
Unrealized gain (loss) on derivative valuation, net of tax of $0	(3,828)	—	(5,306)	1,478	3,828	(3,828)
Unrecognized pension gain (loss), net of tax of $0	30	—	—	30	(30)	30

Comprehensive income (loss)	$(24,997)	$(7,101)	$3,742	$(6,285)	$9,644	$(24,997)

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2011

(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$251,546	$800,297	$—	$1,051,843

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	145,585	537,600	—	683,185
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	21,080	205	57,911	196,300	—	275,496
Depreciation and amortization of property and equipment	178	—	7,002	19,589	—	26,769
Amortization of intangible assets	—	—	2,178	7,886	—	10,064
Restructuring and exit charges	229	—	2,971	11,732	—	14,932
Loss (gain) on foreign currency transactions	155	2,449	613	(2,938)	—	279
Other (income) expense, net	134	559	(465)	506	—	734

Operating (loss) income	(21,776)	(3,213)	35,751	29,622	—	40,384
Interest and other financing (income) costs, net	(26)	39,621	618	9,252	—	49,465
Equity in (earnings) loss of subsidiaries	(3,769)	(45,657)	(12,349)	—	61,775	—

Income (loss) before income taxes	(17,981)	2,823	47,482	20,370	(61,775)	(9,081)
Income tax provision (benefit)	454	—	1,825	7,075	—	9,354

Net income (loss)	(18,435)	2,823	45,657	13,295	(61,775)	(18,435)
Other comprehensive income (loss)
Foreign currency translation adjustments	(4,489)	—	531	(5,669)	5,138	(4,489)
Unrealized gain (loss) on derivative valuation, net of tax of $0	(7,978)	—	(9,112)	1,134	7,978	(7,978)
Unrecognized pension gain (loss), net of tax of $0	65	—	—	65	(65)	65

Comprehensive income (loss)	$(30,837)	$2,823	$37,076	$8,825	$(48,724)	$(30,837)

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2010

(in thousands of U.S. dollars)

				Non-		Total
	Parent	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$86,762	$233,512	$—	$320,274

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	3	—	46,290	153,926	—	200,219
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	3,961	59	21,206	61,683	—	86,909
Depreciation and amortization of property and equipment	—	—	2,447	6,884	—	9,331
Amortization of intangible assets	—	—	748	3,111	—	3,859
Restructuring and exit charges	—	—	3,029	2,771	—	5,800
Loss (gain) on foreign currency transactions	518	(1,141)	(980)	(1,598)	—	(3,201)
Other (income) expense, net	(70)	—	(362)	42	—	(390)

Operating income (loss)	(4,412)	1,082	14,384	6,693	—	17,747
Interest and other financing (income) costs, net	(92)	14,822	432	2,526	—	17,688
Equity in (earnings) loss of subsidiaries	(16,961)	(30,042)	(11,219)	—	58,222	—

Income (loss) before income taxes	12,641	16,302	25,171	4,167	(58,222)	59
Income tax provision (benefit)	49	—	(4,871)	(7,711)	—	(12,533)

Net income (loss)	12,592	16,302	30,042	11,878	(58,222)	12,592
Other comprehensive income (loss)
Foreign currency translation adjustments	4,464	—	1,975	3,553	(5,528)	4,464
Unrealized gain (loss) on derivative valuation, net of tax of $0	874	—	976	(102)	(874)	874
Unrecognized pension gain (loss), net of tax of $0	—	—	—	—	—	—

Comprehensive income (loss)	$17,930	$16,302	$32,993	$15,329	$(64,624)	$17,930

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2010

(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$12	$268,550	$727,585	$—	$996,147

Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	97	—	154,377	482,415	—	636,889
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	11,502	170	68,104	193,263	—	273,039
Depreciation and amortization of property and equipment	—	—	7,689	20,877	—	28,566
Amortization of intangible assets	—	—	2,278	9,390	—	11,668
Restructuring and exit charges	276	—	4,762	9,374	—	14,412
Loss (gain) on foreign currency transactions	(338)	(315)	950	3,275	—	3,572
Other (income) expense, net	(321)	(60)	(266)	689	—	42

Operating income (loss)	(11,216)	217	30,656	8,302	—	27,959
Interest and other financing (income) costs, net	(282)	40,825	1,120	8,451	—	50,114
Loss on extinguishment of debt, net	—	3,019	—	—	—	3,019
Equity in (earnings) loss of subsidiaries	11,003	(32,616)	4,254	—	17,359	—

Income (loss) before income taxes	(21,937)	(11,011)	25,282	(149)	(17,359)	(25,174)
Income tax provision (benefit)	155	—	(7,334)	4,097	—	(3,082)

Net income (loss)	(22,092)	(11,011)	32,616	(4,246)	(17,359)	(22,092)
Other comprehensive income (loss)
Foreign currency translation adjustments	3,430	—	(1,463)	4,977	(3,514)	3,430
Unrealized gain (loss) on derivative valuation, net of tax of $0	848	—	576	272	(848)	848
Unrecognized pension gain (loss), net of tax of $0	(49)	—	—	(49)	49	(49)

Comprehensive income (loss)	$(17,863)	$(11,011)	$31,729	$954	$(21,672)	$(17,863)

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Cash flows from operating activities
Net income (loss)	$(18,435)	$2,823	$45,657	$13,295	$(61,775)	$(18,435)
Undistributed equity in earnings of subsidiaries	(3,769)	(45,657)	(12,349)	—	61,775	—
Adjustments to reconcile net income (loss) to net cash flows relating to operating activities:
Depreciation and amortization (including of intangible assets)	178	—	9,180	27,475	—	36,833
Deferred income taxes	—	—	—	1,290	—	1,290
Noncash derivative activity	—	(11,025)	6,634	8,762	—	4,371
Amortization of debt issue costs and OID	—	1,687	—	148	—	1,835
Non-cash interest expense (income)	—	8,606	(151)	943	—	9,398
Other noncash items, net	141	—	(868)	(412)	—	(1,139)
Change in book overdrafts	—	—	(1,643)	3	—	(1,640)
Changes in working capital, net	22,855	25,027	(27,659)	(51,783)	—	(31,560)

Net cash (used in) provided by operating activities	970	(18,539)	18,801	(279)	—	953

Cash flows from investing activities
Purchases of property and equipment	(970)	—	(12,140)	(17,040)	—	(30,150)
Proceeds from disposition of property and equipment	—	—	(3,753)	4,398	—	645

Net cash used in investing activities	(970)	—	(15,893)	(12,642)	—	(29,505)

Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(383,591)	(1,345)	(2,953)	—	(387,889)
Proceeds from long-term debt	—	396,066	—	16,312	—	412,378
Proceeds from issuance of senior notes	—	—	—	—	—	—
Payments of debt issue costs	—	(1,716)	—	(180)	—	(1,896)

Net cash (used in) provided by financing activities	—	10,759	(1,345)	13,179	—	22,593
Effect of exchange rate on Cash and cash equivalents	—	—	—	(344)	—	(344)

Net change in Cash and cash equivalents	—	(7,780)	1,563	(86)	—	(6,303)
Cash and cash equivalents
Beginning of period	—	7,780	—	22,114	—	29,894

End of period	$—	$—	$1,563	$22,028	$—	$23,591

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Cash flows from operating activities
Net income (loss)	$(22,092)	$(11,011)	$32,616	$(4,246)	$(17,359)	$(22,092)
Undistributed equity in earnings of subsidiaries	11,003	(32,616)	4,254	—	17,359	—
Adjustments to reconcile net income (loss) to net cash flows relating to operating activities:
Depreciation and amortization (including of intangible assets)	—	—	9,967	30,267	—	40,234
Deferred income taxes	—	—	277	(1,016)	—	(739)
Noncash derivative activity	—	—	(4,794)	(1,940)	—	(6,734)
Amortization of debt issue costs and OID	—	586	—	502	—	1,088
Write off of deferred financing fees	—	371	—	—	—	371
Non-cash interest expense (income)	(244)	(2,177)	(157)	25,772	—	23,194
Other noncash items, net	164	—	7,465	(7,723)	—	(94)
Proceeds of marketable securities, net	—	—	—	6,272	—	6,272
Change in book overdrafts	—	—	4,517	(2,272)	—	2,245
Changes in working capital, net	13,070	(29,519)	(42,782)	41,672	—	(17,559)

Net cash (used in) provided by operating activities	1,901	(74,366)	11,363	87,288	—	26,186

Cash flows from investing activities
Purchases of property and equipment	(1,350)	—	(10,163)	(12,034)	—	(23,547)
Proceeds from disposition of property and equipment	—	—	28	502	—	530

Net cash used in investing activities	(1,350)	—	(10,135)	(11,532)	—	(23,017)

Cash flows from financing activities
Purchases of treasury shares	(551)	—	—	—	—	(551)
Payments on long-term debt and capital lease obligations	—	(335,648)	(1,228)	(209,995)	—	(546,871)
Proceeds from long-term debt	—	141,770	—	153,560	—	295,330
Proceeds from issuance of senior notes	—	292,798	—	(436)	—	292,362
Payments of debt issue costs	—	(8,252)	—	1	—	(8,251)

Net cash (used in) provided by financing activities	(551)	90,668	(1,228)	(56,870)	—	32,019
Effect of exchange rate on Cash and cash equivalents	—	—	—	517	—	517

Net change in Cash and cash equivalents	—	16,302	—	19,403	—	35,705
Cash and cash equivalents
Beginning of period	—	255	—	26,660	—	26,915

End of period	$—	$16,557	$—	$46,063	$—	$62,620

SITEL Worldwide Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

16. Subsequent Events

On October 6, 2011, the Board of Directors of the Company accepted the resignation of David Garner as Chief Executive Officer. Simultaneously, the Board appointed Dagoberto Quintana Chief Executive Officer. Mr. Garner continues in his role as non-executive Chairman of the Board. Mr. Quintana continues in his role as President.

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

Our standardized practices and regionalized support functions are designed to achieve consistent, high quality service throughout the world. Of our revenues for the three and nine months ended September 30, 2011, 41% and 43%, respectively, was generated in EMEA and 59% and 57%, respectively, was generated in the Americas.

We reported revenues of $359,117 and $1,051,843, respectively, for the first three and nine months of 2011, up 12.1% and 5.6%, respectively, or $38,843 and $55,696, respectively, from $320,274 and $996,147, respectively, for the same periods of 2010. Certain conditions, including recent macroeconomic volatility in the Americas and EMEA, may impact customer demand for our clients’ products and services, which can impact our call volumes and revenues.

Cost of services has increased at a slightly greater rate than our revenues, driven by market pressures and growth mix. Selling, general, and administrative expenses have decreased as a percentage of revenues, due to information technology cost reduction and footprint rationalization efforts that have taken place over the past year.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements. Results for interim periods may not be indicative of the results for the full years. The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2011		2010
	Amount	Percent of Revenues	Amount	Percent of Revenues
Statement of Operations Data:
Revenues	$359,117	100.0%	$320,274	100.0%
Operating expenses
Cost of services	231,351	64.4%	200,219	62.5%
Selling, general, and administrative expenses	96,314	26.8%	86,909	27.1%
Depreciation and amortization of property and equipment	9,294	2.6%	9,331	2.9%
Amortization of intangible assets	3,205	0.9%	3,859	1.2%
Restructuring and exit charges	5,647	1.6%	5,800	1.8%
(Gain) loss on foreign currency transactions	3,127	0.9%	(3,201)	-1.0%
Other income, net	(411)	-0.1%	(390)	-0.1%

Operating income	10,590	2.9%	17,747	5.5%
Interest and other financing costs, net	16,733	4.7%	17,688	5.5%

Income (loss) before income taxes	(6,143)	-1.7%	59	0.0%
Income tax provision (benefit)	8,917	2.5%	(12,533)	-3.9%

Net income (loss)	$(15,060)	-4.2%	$12,592	3.9%

The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2011	2010
Statement of Operations Data:
Revenues	$359,117	$320,274	$38,843	12.1%
Operating expenses
Cost of services	231,351	200,219	31,132	15.5%
Selling, general, and administrative expenses	96,314	86,909	9,405	10.8%
Depreciation and amortization of property and equipment	9,294	9,331	(37)	-0.4%
Amortization of intangible assets	3,205	3,859	(654)	-16.9%
Restructuring and exit charges	5,647	5,800	(153)	-2.6%
(Gain) loss on foreign currency transactions	3,127	(3,201)	6,328	-197.7%
Other income, net	(411)	(390)	(21)	5.4%

Operating income	10,590	17,747	(7,157)	-40.3%
Interest and other financing costs, net	16,733	17,688	(955)	-5.4%

Income (loss) before income taxes	(6,143)	59	(6,202)	-10511.9%
Income tax provision (benefit)	8,917	(12,533)	21,450	-171.1%

Net income (loss)	$(15,060)	$12,592	$(27,652)	219.6%

Revenues

Consolidated revenues increased $38,843 or 12.1% to $359,117 for the three months ended September 30, 2011 as compared to $320,274 for the three months ended September 30, 2010. Revenues in the EMEA segment increased $15,500 or 11.8% to $147,142 for the three months ended September 30, 2011 as compared to $131,642 for the three months ended September 30, 2010. In the Americas, revenues increased $23,343 or 12.4% to $211,975 from $188,632 for the three months ended September 30, 2011 and September 30, 2010, respectively.

We believe the increase in revenues was primarily attributable to approximately:

•	$38,000 incremental revenue from new customers and net growth from our existing clients driven by expansion of our relationships with these customers (i.e. new campaigns and/or new services).

•	$12,200 of foreign exchange impact due to weakening of the U.S. dollar during the third quarter of 2011.

Increases in third quarter revenues were partially offset by approximately:

•	$11,700 of attrition primarily attributable to reductions in existing client programs driven by increased market and competitive pricing pressures.

Costs of Services

Costs of services increased $31,132 or 15.5% to $231,351 for the three months ended September 30, 2011, as compared to $200,219 for the three months ended September 30, 2010. Of the $31,132 increase, $12,526 was attributable to EMEA and $18,606 was attributable to the Americas. Costs of services increases for the quarter were higher than the increase in revenues primarily due to a $3,761 gain on derivatives not designated as hedging contracts in the third quarter of 2010 compared to a loss of $158 in the third quarter of 2011. When normalized for this movement and approximately $8,800 of foreign exchange impact, the proportionately higher increase in Cost of services was due to market pressures and growth mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $9,405 or 10.8% to $96,314 for the three months ended September 30, 2011 as compared to $86,909 for the three months ended September 30, 2010. The increase in SG&A is primarily due to growth in the Americas segment and approximately $2,900 of foreign exchange impact primarily related to the Euro. Additionally, we incurred a $1,452 gain on derivatives not designated as hedging contracts in the third quarter of 2010 compared to a loss of $106 in the third quarter of 2011. Also in the third quarter of 2011 we incurred approximately $2,000 of investment spent on process improvements and market initiatives which were not present in the prior year.

The Americas segment reported an increase in SG&A expense of 15.3% from $59,106 for the three months ended September 30, 2011 compared to $51,257 for the same period of 2010. SG&A in the EMEA segment reported a 4.4% increase from $35,652 for the three months ended September 30, 2010 to $37,208 for the three months ended September 30, 2011.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased $37 or 0.4% to $9,294 for the three months ended September 30, 2011 as compared to $9,331 for the three months ended September 30, 2010. The decrease in depreciation and amortization of property and equipment was primarily the result of assets becoming fully depreciated.

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

Restructuring and exit charges decreased $153 to $5,647 for the three months ended September 30, 2011 as compared to $5,800 for the three months ended September 30, 2010. The restructuring charge for the third quarter of 2011 included severance costs of $3,315 and site closure costs totaling $2,332, which are primarily ongoing lease and other contractual obligations.

During the three months ended September 30, 2011, there were no sites closures but 323 positions were eliminated resulting in total restructuring charges of $3,257 and estimated future annualized savings of $5,911. Total expected costs relating to restructuring activities initiated in 2011 are $12,733, and such activities are expected to be completed by the end of 2011. The remaining accrual for severance-related activities of $2,211 is expected to be paid by the first quarter of 2012, and the remaining accrual for facility exit costs of $2,080 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.

During the quarter ended September 30, 2011, we recognized an expense of $2,449 relating to restructuring activities initiated in 2010. These activities are completed, and no additional significant costs are expected to be incurred. The remaining accrual for severance-related activities of $4,325 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $4,001 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.

(Gain) Loss on Foreign Currency Transactions

We recognized a loss on foreign currency transactions in the amount of $3,127 for the three months ended September 30, 2011 as compared to a gain of $3,201 for the three months ended September 30, 2010. The loss on foreign currency is primarily attributable to the weakening of the U.S. dollar during the third quarter of 2011, particularly against the Euro.

Interest and Financing Costs

Interest and other financing costs decreased $955 or 5.4% to $16,733 for the three months ended September 30, 2011 as compared to $17,688 for the three months ended September 30, 2010. Decreases in interest and financing costs were primarily attributable to the mark to market adjustment to the interest rate swap, partially offset by the increase due to higher outstanding revolver balances.

Income Tax (Benefit) Provision

Our provision for income taxes increased from a tax benefit of $12,533 for the three months ended September 30, 2010 to tax expense of $8,917 for the three months ended September 30, 2011. The increase in tax expense is primarily related to the release of prior year accruals for tax controversy matters and the establishment of a valuation allowance on the deferred tax assets of our German subsidiary.

Other Income, net

Other income, net increased to $411 for the three months ended September 30, 2011 compared to $390 for the three months ended September 30, 2010. The increase is primarily related to a net gain on sale of assets in the amount of $470.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements. Results for interim periods may not be indicative of the results for the full years. The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Nine Months Ended September 30,
	2011		2010
	Amount	Percent of Revenues	Amount	Percent of Revenues
Statement of Operations Data:
Revenues	$1,051,843	100.0%	$996,147	100.0%
Operating expenses
Cost of services	683,185	65.0%	636,889	63.9%
Selling, general, and administrative expenses	275,496	26.2%	273,039	27.4%
Depreciation and amortization of property and equipment	26,769	2.5%	28,566	2.9%
Amortization of intangible assets	10,064	1.0%	11,668	1.2%
Restructuring and exit charges	14,932	1.4%	14,412	1.4%
(Gain) loss on foreign currency transactions	279	0.0%	3,572	0.4%
Other expense, net	734	0.1%	42	0.0%

Operating income	40,384	3.8%	27,959	2.8%
Interest and other financing costs, net	49,465	4.7%	50,114	5.0%
Loss on extinguishment of debt, net	—	0.0%	3,019	0.3%

Income (loss) before income taxes	(9,081)	-0.9%	(25,174)	-2.5%
Income tax provision (benefit)	9,354	0.9%	(3,082)	-0.3%

Net income (loss)	$(18,435)	-1.8%	$(22,092)	-2.2%

The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2011	2010
Statement of Operations Data:
Revenues	$1,051,843	$996,147	$55,696	5.6%
Operating expenses
Cost of services	683,185	636,889	46,296	7.3%
Selling, general, and administrative expenses	275,496	273,039	2,457	0.9%
Depreciation and amortization of property and equipment	26,769	28,566	(1,797)	-6.3%
Amortization of intangible assets	10,064	11,668	(1,604)	-13.7%
Restructuring and exit charges	14,932	14,412	520	3.6%
(Gain) loss on foreign currency transactions	279	3,572	(3,293)	-92.2%
Other expense, net	734	42	692	1647.6%

Operating income	40,384	27,959	12,425	44.4%
Interest and other financing costs, net	49,465	50,114	(649)	-1.3%
Loss on extinguishment of debt, net	—	3,019	(3,019)	-100.0%

Income (loss) before income taxes	(9,081)	(25,174)	16,093	-63.9%
Income tax provision (benefit)	9,354	(3,082)	12,436	-403.5%

Net income (loss)	$(18,435)	$(22,092)	$3,657	16.6%

Revenues

Consolidated revenues increased $55,696 or 5.6% to $1,051,843 for the nine months ended September 30, 2011 as compared to $996,147 for the nine months ended September 30, 2010. Revenues in the EMEA segment increased $29,713 or 7.1% to $450,350 for the nine months ended September 30, 2011 as compared to $420,637 for the nine months ended September 30, 2010. In the Americas, revenues increased $25,983 or 4.5% to $601,493 from $575,510 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

We believe the increase in revenues was primarily attributable to approximately:

•	$86,200 incremental revenue from new customers and net growth from our existing clients driven by expansion of our relationships with these customers (i.e. new campaigns and/or new services); and

•	$27,900 of foreign exchange impact due to weakening of the U.S. dollar primarily against the Euro during the first nine months of 2011.

Increases in revenues for the nine months were partially offset by approximately:

•	$58,500 of attrition primarily attributable to reductions in existing client programs driven by certain clients’ changes in outsourcing strategies and competitive market pressures.

Costs of Services

Costs of services increased $46,296 or 7.3% to $683,185 for the nine months ended September 30, 2011, as compared to $636,889 for the nine months ended September 30, 2010. Of the $46,296 increase, $22,524 was attributable to EMEA and $23,772 was attributable to the Americas. Costs of services increases for the nine months were proportionately higher than the increase in revenues primarily due to a $135 loss on derivatives not designated as hedging contracts in the first nine months of 2011 compared to a gain of $3,354 in the first nine months of 2010.

Selling, General, and Administrative Expenses

SG&A increased $2,457 or ..9% to $275,496 for the nine months ended September 30, 2011 as compared to $273,039 for the nine months ended September 30, 2010. The increase in SG&A is primarily due to growth in the Americas segment and approximately $6,900 of foreign exchange impact primarily related to the Euro. Additionally, we incurred a $1,181 gain on derivatives not designated as hedging contracts in the first nine months of 2010 compared to a loss of $90 in the first nine months of 2011.

EMEA reported a 5.6% decrease in SG&A of $3,973 from $114,105 for the nine months ended September 30, 2010 to $110,132 for the nine months ended September 30, 2011. In addition, SG&A expense in the Americas increased $6,430 or 4.0% from $158,934 to $165,364 for the nine months ended September 30, 2010 and September 30, 2011, respectively.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased $1,797 or 6.3% to $26,769 for the nine months ended September 30, 2011 as compared to $28,566 for the nine months ended September 30, 2010. The decrease in depreciation and amortization of property and equipment was primarily the result of assets becoming fully depreciated.

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

Restructuring and exit charges increased $520 to $14,932 for the nine months ended September 30, 2011 as compared to $14,412 for the nine months ended September 30, 2010. The restructuring charge for the first nine months of 2011 included severance costs of $10,176 and site closure costs totaling $4,756, which are primarily ongoing lease and other contractual obligations.

During the nine months ended September 30, 2011, five sites were closed or consolidated and 1,296 positions were eliminated resulting in total restructuring charges of $12,169 and estimated annualized savings of $21,118. Total expected costs relating to restructuring activities initiated in 2011 are $12,733, and such activities are expected to be completed by the end of 2011. The remaining accrual for severance-related activities of $2,211 is expected to be paid by the first quarter of 2012, and the remaining accrual for facility exit costs of $2,080 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.

During the nine months ended September 30, 2011, we recognized expense of $2,822 relating to restructuring activities initiated in 2010. These activities are completed, and no additional significant costs are expected to be incurred. The remaining accrual for severance-related activities of $4,325 is expected to be paid by the end of 2011, and the remaining accrual for facility exit costs of $4,001 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.

(Gain) Loss on Foreign Currency Transactions

We recognized a loss on foreign currency transactions in the amount of $279 for the nine months ended September 30, 2011 as compared to a loss of $3,572 for the nine months ended September 30, 2010. The loss on foreign currency is primarily attributable to the weakening of the U.S. dollar during the first nine months of 2011.

Other Expense, net

Other expense, net increased $692 to $734 for the nine months ended September 30, 2011 as compared to $42 for the nine months ended September 30, 2010. Increase is related to the reversal of the interest rate swap in 2010 from Other Expense, net to Interest and financing costs due to the de-designation of the interest rate swap in 2010.

Interest and Financing Costs

Interest and other financing costs decreased $649 or 1.3% to $49,465 for the nine months ended September 30, 2011 as compared to $50,114 for the nine months ended September 30, 2010.

Loss on Extinguishment of Debt

We recognized a loss on extinguishment of debt in the amount of $3,019 for the nine months ended September 30, 2010, consisting of fees paid of $2,648 and write off of deferred financing fees of $371. No such costs were recognized during the nine months ended September 30, 2011.

Income Tax (Benefit) Provision

Our provision for income taxes increased from a tax benefit of $3,082 for the nine months ended September 30, 2010 to tax expense of $9,354 for the nine months ended September 30, 2011. The increase in income tax expense is primarily due to the release of accruals for tax controversy matters occurring in the third quarter of 2010. The Company released valuation allowance on the deferred tax assets of our Australian, Denmark and Brazilian subsidiaries during the first, second and third quarters of 2011, respectively, resulting in a discrete benefit of $9,145. Management concluded that strong first quarter performance coupled with cumulative profitability overcame historic inconsistent financial performance to warrant the release of the valuation allowance on the deferred tax assets of our Australian subsidiary while our Denmark and Brazilian subsidiaries demonstrated the same facts during the second and third quarters, respectively. During the third quarter, the Company also established a valuation allowance on the deferred tax assets of our German subsidiary as management concluded that the historic profitability of the subsidiary could no longer justify the recognition of the deferred tax assets, resulting in discrete expense of $8,836.

Management will continue to assess the Company’s ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such goals can be achieved and sustained throughout 2011, the Company may release all or a portion of the remaining valuation allowance with respect to these operations, as early as the fourth quarter of 2011. Such release would result in a benefit to the income tax rate and net income in the period of release.

Client Concentration

Our ten largest clients represented approximately 38.0% and 37.6%, respectively, of our revenues for the first three and nine months of 2011, as compared to 37.8% and 37.5% for the comparable periods in 2010. No client accounted for more than 10% of our total revenues during these periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been net cash provided by operating activities, borrowings under our Senior Secured Credit Facility and the issuance of the Senior Notes and equity. Our principal uses of cash have included debt service, capital expenditures, and the financing of working capital. We expect that our principal uses of cash in the future will be to finance working capital, capital expenditures and service debt. We anticipate an increase in interest expense due to the increased interest rate on our extended Term Loans and Revolvers, until the expiry of our interest rate hedge in March 2012, at which time we anticipate that our interest expense will decrease. We expect that our principal sources of cash in the future will remain net cash provided by operating activities. Subject to our operating performance, which if significantly adversely affected, would adversely affect the availability of funds, we believe that cash generated from operations and borrowings under our Senior Secured Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next twelve months.

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

Cash Flows

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Nine Months Ended September 30,		Increase (Decrease) to Net Cash Flow Amount
	2011	2010
Cash provided by (used in):
Operating activities	$953	$26,186	$(25,233)
Investing activities	(29,505)	(23,017)	(6,488)
Financing activities	22,593	32,019	(9,426)

Operating Activities. We had cash provided by operations of $953 for the first nine months of 2011 compared to $26,186 for the first nine months of 2010. The $25,233 decrease in cash flows from operations was primarily driven by the absence of cash proceeds from marketable securities and the change in working capital, primarily driven by an increase in Revenues, which resulted in a corresponding increase in Accounts Receivable for the period. Partially offset by an increase in accrued interest in 2011 due to the issuance of the Senior Notes.

Investing Activities. We used cash in investing activities of $29,505 during the first nine months of 2011 compared to $23,017 during the comparable period in 2010. The $6,488 increase in cash used in investing activities was primarily driven by an increase in property and equipment purchases slightly offset by several assets becoming fully depreciated during 2011.

Financing Activities. We generated cash from financing activities of $22,593 during the first nine months of 2011 compared to $32,019 during the comparable period in 2010. The decrease in financing proceeds was primarily driven by the 2010 bond offering and an increased revolver balance in 2011.

Cash Position, Working Capital and Indebtedness

As of September 30, 2011, our total Cash and cash equivalents were $23,591 and we had total indebtedness of approximately $674,270. Working capital (defined as Current assets (excluding Cash and cash equivalents) less Current liabilities (excluding Current portion of long-term debt) was $88,757 at September 30, 2011, compared to $85,930 at September 30, 2010, an increase of $2,827.

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

2007 Senior Secured Credit Facility

Overview

On January 30, 2007, we entered into the Senior Secured Credit Facility among a syndicate of banks with Goldman Sachs Credit Partners L.P. as joint lead arranger, joint bookrunner, administrative agent and collateral agent and GE Capital Markets, Inc. as joint lead arranger and joint bookrunner. The Senior Secured Credit Facility originally provided for total available borrowings in an aggregate principal amount of approximately $760,000, which includes $85,000 of Revolvers maturing on January 30, 2013, consisting of a $50,000 U.S. revolver, a $7,000 Canadian revolver (made available in Canadian dollars) and a $28,000 U.K. revolver (made available in Euro and British pound sterling), and $675,000 of Term Loans maturing on January 30, 2014 and January 30, 2017, consisting of a $550,000 U.S. term loan, a €51,400 Euro term loan, and a £30,000 British pound sterling term loan. SITEL, LLC is the borrower under the U.S. term loan and the U.S. revolver, ClientLogic Holding Limited is the borrower under the Euro term loan, the British pound sterling term loan and the U.K. revolver, and Sitel Canada Corporation (formerly known as ClientLogic Canada Corporation) is the borrower under the Canadian revolver. We used the proceeds from the Senior Secured Credit Facility to repay our August 2006 credit facility and to fund recent acquisitions, including the acquisition of Legacy SITEL on January 30, 2007.

As of September 30, 2011, we had an aggregate of $380,952 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $354,506 of Term Loans and $26,446 of Revolvers. Our Term Loans consisted of $286,740 outstanding on the U.S. term loan, $40,565 outstanding on the Euro term loan, and $27,202 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $939 as of that date. As of September 30, 2011, we had $57,615 available for additional borrowings under our Revolvers.

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

The Company was in compliance with all debt covenants under the Senior Secured Credit Facility as of September 30, 2011. We believe that we will continue to be able to comply with the restrictive covenants in our Senior Secured Credit Facility.

Off Balance Sheet Arrangements

Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At September 30, 2011, the future lease commitments relating to our operating leases were $154,169. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through October 30, 2011, and are renewed as required. The outstanding commitment on these obligations at September 30, 2011 was $939.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Registration Statement on Form S-4 (333-172952) filed with the SEC and declared effective by the SEC on March 28, 2011. As of September 30, 2011, there has been no material change in this information.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 30, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting during the first nine months of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

See “Risk Factors” in the Company’s Registration Statement on Form S-4 (333-172952) filed with the SEC and declared effective by the SEC on March 28, 2011. As of September 30, 2011, there have been no material changes in this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEL Worldwide Corporation

Date: November 8, 2011	By:	/s/ Patrick Tolbert
		Name:	Patrick Tolbert
		Title:	Global Chief Financial Officer and Director
(Duly authorized officer and principal financial officer)