Form 10-K
period 2011-12-31
SITEL Worldwide Corp
filed 2012-02-22
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☑ NO ☐
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
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein , and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ✓]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐ NO ☑
As of June 30, 2011, there was no established public trading market for any of the common stock of the registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding
January 31, 2012
Class A, $0.01 par value	29,509,429
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	6,751,263

Documents Incorporated by Reference: None

Forward-Looking Statements
This report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on the beliefs and assumptions of our management regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements discuss potential risks and uncertainties; therefore, our actual future results may be materially different than those expressed in our forward-looking statements. These statements should be read in conjunction with the other cautionary factors identified under the heading “Risk Factors.”
We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date they were made. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the United States Securities and Exchange Commission (the "SEC"). This Report on Form 10-K includes important information as to risk factors in "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

PART I

ITEM 1. BUSINESS
Our Company
We believe we are one of the world’s largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support and customer acquisition, retention and revenue generation services. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, interactive voice response ("IVR"), and social media channels. We serve a broad range of industry end-markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance, public sector and healthcare.
We provide our clients with high quality customer care expertise customized for their specific end-markets in order to improve their interactions with their customers and, in turn, increase their return on customer investment. Our clients can reduce their customer care costs by leveraging our economies of scale and technology infrastructure, gaining access to our skilled labor force, and benefiting from our strategically located facilities in cost-effective labor markets throughout the world. Our clients can increase their revenues through improved customer satisfaction, increased retention, and more effective sales conversions. In addition, our services allow our clients to reduce capital expenditures, better manage working capital and transform fixed customer care-related costs into variable costs. We have worked closely with our clients through the global economic downturn to drive efficiency and effectiveness throughout their customer care operations. We have also provided many clients with social media-based customer relationship management solutions that enable our clients to see what their customers are saying about them and actually respond to customer requests, queries and comments on social media websites.
Our success at creating value for our customers is reflected in the quality, breadth and tenure of our client relationships. We serve a diverse group of approximately 270 clients, often over multiple lines of client business. Many of our clients are well-known companies that have stable financial profiles and expansive global customer bases which generate high customer contact volumes. In 2011, our largest single client and our top 10 client relationships represented approximately 6.0% and 37.3% of our revenues, respectively, and no single industry end-market represented more than 16.2% of revenues, which we believe makes us one of the most diversified providers in our industry by client and end-market.
We are organized geographically and have two reporting segments: (1) “Americas,” which refers to North America, Latin America and Asia Pacific and (2) “EMEA,” which refers to Europe, the Middle East and Africa. Each reporting segment performs substantially the same services for clients.
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 36 languages through a network of over 120 customer contact centers and related facilities in 26 countries. We have approximately 43,000 employees based in the Americas and approximately 16,000 employees based in EMEA. Our blend of domestic, near-shore and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to ensure consistent, high quality service throughout the world. For the year ended December 31, 2011, 57.9% of revenues were generated in the Americas and 42.1% were generated in EMEA. For further information on our segments, including financial results, see Note 18 to the audited Consolidated Financial Statements included in this report.
Our services are generally provided under discrete, multi-year contracts that are individually negotiated. We typically bill our clients on a monthly basis, generally on a per minute/hour, per call or per transaction basis. In some cases, we also receive incentive-based compensation from our clients that is directly connected to our performance and/or our ability to generate sales for our clients.
For the year ended December 31, 2011, we had revenues, Adjusted EBITDA (as defined by our senior secured credit facility) and operating gain of $1,415,969, $128,556 and $48,084, respectively. See Management's Discussion and Analysis within Item 7 of this report for a reconciliation of Adjusted EBITDA to Net Loss.
Our Services and Solutions
We enable and support processes covering each stage of the customer lifecycle. Our services are delivered through multiple communication channels, including telephone, email, online chat, fax, IVR, internet forums, self service and mail. These service offerings are complemented by a selected range of back office services. Shown below is a summary of the broad array of services and solutions that we offer:

	Customer service	Technical support	Customer acquisition and retention	Back office
Illustrative Offerings:
•  Repeat purchases

•  Account change

•  Issue resolution

•  Billing information

•  Product information

•  Claim processing

•  Reservations

•  Loyalty rewards administration

•  Warranty administration

•  Cloud monitoring & web engagement
		• Troubleshooting • Hardware support • Software support • Internet support • PC/server support • Corporate helpdesk • Warranty & post warranty support • Self-support technologies	• Inbound sales • Order taking • Lead generation • Upsell /cross-sell • Subscription renewal • Customer save programs • Database management • Business to business sales • Outbound sales	• Collections and receivables (early to late stage) management • Transaction processing (orders; payments; claims; insurance; warranty; coupon)

Our Strategy
Our goal is to be the vendor of choice in the customer care outsourcing industry, offering our clients consistent, high-quality, cost-effective, and comprehensive customer care services in multiple regions. We believe this will allow us to grow revenues, improve EBITDA margins and enhance return on capital.
Thematically, our strategy revolves around the concept of “meaning more” to our clients, our people, our stockholders and our lenders. We want our clients and prospective clients to select us over our competitors or their in-house capabilities. We want our employees to select us over our competitors or even opportunities in other industries. And we want our stockholders and lenders to invest in us over other choices. We believe we can work toward achieving our goals by executing the following three strategies:
Commit to the Success of Our Clients’ Own Strategies.    We have a large and globally diverse base of approximately 270 clients. Our existing clients provide us with a significant growth opportunity because many outsource to multiple vendors or have only outsourced some of their customer care needs. Typically the largest portion of new annual revenue growth comes from expanding the breadth of our relationship with existing clients. In order to grow with them, we help them enhance their strategy and business by not only reducing their cost per call/contact but by deploying comprehensive strategies to improve their return on customer investment; this means reducing their total cost of ownership and/or enhancing their sales to customers.
In addition, we intend to continue to develop new client relationships by specifically targeting end-markets that are expected to generate high levels of customer contact such as healthcare, financial services and retail. We believe that our significant industry recognition, breadth of delivery platform, and service offerings make us an attractive option to these companies.
In order to continuously evaluate our client performance and our market position, we have established a Client Advisory Board in each of our major markets comprised of executives from approximately 25 clients. The Client Advisory Boards interact with our management team several times throughout the year and provide us with valuable insight into our clients’ evolving outsourcing requirements in a cooperative forum. Additionally, we have instituted a process wherein we survey our clients bi-annually to measure our performance, solicit feedback, and determine their satisfaction levels. We utilize this feedback, as well as the feedback we receive from individual interactions with our clients during the course of our relationships, to enhance our service offerings and performance to maintain business and more effectively compete for new contracts.
Moreover, we plan to invest selectively in differentiated technology solutions that enhance our core customer care services so that we can continue to provide reliable service, improve the customer experience, and increase our clients’ return on customer investment.
Finally, we also are committed to process excellence and delivery of high quality services across all our customer care facilities. Our internally developed Global Operating System provides a consistent focus on the key levers of success in a contact center environment. This allows us to manage service levels through a single point of accountability, provide a consistent service offering across geographies, leverage our deep domain expertise and achieve efficiencies of scale. We intend to continue to build upon our platforms of globally consistent management systems and coordinated decision support systems that allow our employees and management to make informed decisions quicker.
Invest in Our Talent.    SITEL employs approximately 59,000 people globally. Recognizing that talent is extremely important to our success, we expect to continue to attract, develop and retain a strong team of diverse and high performing professionals. Additionally, we believe we have created a winning culture that provides rewards for performance and innovation and we regularly survey the satisfaction levels of employees to enhance the employees’ experience within our company.
We have significantly increased the capability and reach of our SITEL Leadership Academy and SITEL University learning platforms to ensure that each and every manager at SITEL has the knowledge, ability and skills to do their job effectively.
We anticipate continuing to develop our global workforce by providing flexible work options such as home-based alternatives. These alternatives provide our employees with flexible work options at their convenience while providing us with access to a labor force with specialized skills that would otherwise be unavailable.
Maximize Our Profit Potential, Cash Flow and Return on Capital.    We have adopted a portfolio management mindset in managing our capacity, investments, human resources, clients and infrastructure. We believe we can leverage our existing infrastructure to drive better utilization of our assets. This will allow us to maximize our return on capital and compete effectively at different market price points. We are also targeting specific high growth clients and end-markets or regions (based on potential return per seat) to leverage our service platforms, infrastructure and expertise. We maintain the focus on increasing our capacity utilization by further penetration of existing clients, acquiring new clients and rationalizing seat capacity where necessary. This is a key driver for our revenues.
Furthermore, we continue to focus on productivity to maintain and drive improvement of our margins while offering competitive and cost-effective pricing to our clients. Over the past three years, as we have navigated a challenging global economic environment, we have aggressively pursued rationalization, simplification, standardization and optimization efforts. In the process we have reduced certain of our indirect costs and closed and/or consolidated underperforming or underutilized sites, creating a leaner, more focused and more flexible company.

We believe strong growth potential remains, with short and long-term opportunities from existing and new clients, particularly in the financial services, telecommunications, technology, healthcare, retail and media verticals. However, our ability to renew or enter into new multi-year contracts, particularly regarding large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. Weakening of the U.S. or global economy could lead to reductions in volume from existing clients, attrition of existing clients, or cause delays in closing new business opportunities. We intend to continue to focus on providing customized, high-quality customer care services and solutions to market leaders in industries that place significant value on long-term customer relationships.
As our clients increasingly outsource non-core functions as a way to cut costs and preserve capital, we anticipate that we will generate an increasing portion of our revenues from off-shore customer contact centers. While historically it was primarily U.S.-based clients that were willing to utilize our off-shore delivery capabilities, clients in Europe are increasingly willing to as well. While it is difficult to predict the impact of increased competition for the available workforce and the trend of higher occupancy costs and costs of functional currency fluctuations in off-shore markets, we weigh these factors in pricing business and in re-pricing or replacement of certain sub-profitable target client programs.
Our productivity is influenced by our ability to maximize capacity utilization in our customer contact centers. We measure our utilization percentage by assessing the total number of our “unused” production workstations compared to our total number of available production workstations. We periodically review our capacity utilization and projected demand for future capacity. In addition, management considers the impact of employee scheduling, productivity and absenteeism in optimizing the return on our existing capacity.
Our History
ClientLogic History.    We were founded in April 1998 by Onex with the acquisition of a single contact center in Toronto, Canada. From 1998 through 2000, ClientLogic undertook a number of organic growth initiatives and made several acquisitions that helped ClientLogic build its infrastructure and develop its process capabilities. As of December 31, 2006, ClientLogic delivered services through a network of 22,000 employees in 49 facilities located in 13 countries throughout North America, Europe, Africa, Central America and Asia. Throughout our history our goal has been to provide professional managed, cost efficient, and consistent customer care of the highest quality to our clients.
Legacy SITEL Transaction.    In furtherance of our original and continuing strategy to build a high quality, diversified and global customer care outsourcing company, on January 30, 2007 we acquired Legacy SITEL to form SITEL Worldwide. Prior to our acquisition, in the year ended December 31, 2006, Legacy SITEL had delivered services through a network of 42,000 employees in 101 contact centers located in 26 countries. We believe the Legacy SITEL acquisition provided us an expanded technology infrastructure and the opportunity to apply our management techniques to the Legacy SITEL business operations. We believe the acquisition of Legacy SITEL has not only given us the increased scale to serve large high-growth end-markets within the customer care outsourcing industry, but has also provided us with a more effective, diversified platform from which to continue the growth of our business both organically and through other selective acquisitions. In connection with the Legacy SITEL acquisition, we have achieved synergies and cost reductions. These savings were achieved through elimination of facility and corporate overhead redundancies, consolidation of operating units, changes in benefits programs and operational efficiencies gained from implementing the best practices of ClientLogic and Legacy SITEL across the combined company.
Our Employees
At January 31, 2012, we had approximately 59,000 employees, with approximately 43,000 employees in the Americas and approximately 16,000 in EMEA. We operate in a number of jurisdictions with works council and union collective bargaining requirements as we are parties to collective bargaining and other agreements which stipulate work rules and restrict our ability to hire and fire employees without recourse, severance or adherence to certain due process and grievance procedures. We consider our relations with our employees to be good.
Our employees are critical to the success of our business. Accordingly, we have developed an end-to-end approach that enables us to attract, train, develop, motivate, reward and retain highly talented employees at all levels throughout our organization. To build rewarding careers for our employees and enable effective planning for continued success and growth, we facilitate an environment that yields strong employee satisfaction and high performance.

Information Technology
Strategy Overview.    Our information technology, or IT, strategy is to capitalize on stable technology suppliers and act as a system integrator, rather than developing proprietary technology. We strive to develop global relationships with leading best of breed technology providers and use our combined expertise to provide innovative, flexible and secure solutions for our clients. Our infrastructure allows us to implement our supplier’s solutions in scalable on-demand models to effectively manage both client expansion and capital expense. Not being tied to a single in-house technology supplier means we are able to provide solutions that are better suited to our clients' needs.
A key aspect of our IT operational model is the ability to route voice, using Voice over IP (VoIP) and data traffic, on a common global private network. This allows us to route contact center work from a wide variety of channels to multiple locations to respond to changes in client requirements and provide business continuity. Additionally, this allows us to support other emerging service delivery models, such as at-home agents, as a complement to our traditional brick-and-mortar contact centers.
We attempt to deliver continuous availability to our clients across our network and facilities. We do this by working with our suppliers to develop appropriate backup plans and by spreading our facilities across geographies to minimize any natural or regional threats.
In addition to owning or leasing systems hardware, we license the software programs that form the basis of our IT systems. Due to our scale, we are able to maintain favorable relationships with quality software providers of off the shelf software products. We also utilize software programs that are specific to our industry, including for workforce management, 1st and 3rd party collections, scripting and for computer–telephone integration.
Operational Technologies.    As a provider of customer care services, we promote flexibility in our solutions, by blending commercially available components into solutions that meet each client’s unique business requirements. Our system integration skills enable us to develop tailored solutions utilizing both our systems and our clients’ systems.
The core elements of our information technology infrastructure that support customer contact center operations include systems for automatic call distribution, IVR, computer telephony integration, database systems to support client knowledge bases, and applications to support specific client requirements. In addition, to support our back office operations, we use technologies such as imaging and scanning systems, workflow management systems, order management systems and customer data warehouses. We utilize systems for digital call recording, work force scheduling and adherence, employee training and standardized reporting to ensure our operations are working at optimal efficiency.
Our systems are monitored through a global service desk that coordinates the rapid resolution of any service incident and coordinates planned changes in order to maintain high system availability. The global service desk integrates our operational activities with those of our clients to maintain service levels.
Security and Data Privacy.    We have developed a global security policy, supporting policies and procedures. Through the implementation of these policies and procedures we aim to promote uniform compliance of the management and deployment of security controls and solutions. Executive team members from our internal functions, including operations, IT, finance, human resources and legal, govern the policy process so that security and data risks, including regulatory requirements, are identified and mitigated.
Our strategy is based on deploying and operating a baseline security policy that manages risk at a level suitable for our business; for many of our clients, our security policy meets their needs and enables risks to be managed for their outsource solution requirements. Where clients have a need for higher levels of security, due to the nature of their business risk profile or sector specific legislation, we evaluate their requirements against our policy framework and assist clients to specify their requirements and implement appropriate security controls for their outsource solution.
In addition, our agents generally deliver services to our clients’ customers while connected to our clients’ IT systems and enter customer data directly into those clients’ systems. Other than recordings of our agents’ calls with customers, we generally do not store any customer data on our systems. While our client contracts generally make us liable for our agents’ fraud or misappropriation of customer or client data, we work with our clients to mitigate the fraud risks posed by the configuration of client systems. To date, incidents of agent fraud and/or misappropriation generally have been localized.
Seasonality
Our business has been generally subject to seasonality, with revenues and profits strongest in the fourth quarter due to the high level of sales activity between our clients and their customers during the fall holiday season, with slower business during the summer months.

Competition
The customer care outsourcing industry is a highly fragmented and competitive industry. We face our principal competition from:

•	existing and prospective clients with the resources to provide services in-house;

•	customer care outsourcing companies such as Arvato AG, Convergys Corporation, Stream Global Services, Inc., Sykes Enterprises, Incorporated, Teleperformance SA, and TeleTech Holdings, Inc;

•	large multinational information technology services providers, such as International Business Machines Corporation, ACS, a Xerox Company, and Hewlett-Packard Company; and

•	smaller, niche service providers that provide services in a specific geographic market, industry segment or service area.
Competition for contracts for many of our services takes the form of bidding in response to requests for proposals. We believe that the most significant competitive factors in our business include service quality, price, global coverage, range of service offering (including implementation of customized solutions to meet client needs), technological expertise, security, global coverage and industry experience.
Government Regulations
We are subject to regulation in many jurisdictions around the world as a result of the complexity of our operations and services, particularly in the countries where we have operations and where we deliver services. We are also subject to regulation by regional bodies such as the European Union.
In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations and/or industry standards and rules including payment card industry rules applicable to our clients for who we transact credit card transactions. In some contracts, we are required to comply even if such laws and regulations apply to our clients, but not to us.
If we fail to comply with any applicable laws, rules, standards and regulations, we may be restricted in our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations.
Available Information

Our Website is www.sitel.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge on the SEC's Internet site at http://www.sec.gov. There is a link to all reports SITEL Worldwide Corporation has filed with the SEC on our website. Information is also available at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

The following factors, among others, could cause our future results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, results of operations and cash flows. The risks identified in this section are not exhaustive. We operate in a dynamic and competitive environment. New risk factors affecting us emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on our business or the extent to which any single factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business or results of operations in the future. In addition, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion of our risk factors speaks only as of the date on which they were made and should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance. Any of the following risks could materially adversely affect our business, financial condition, results of operations or cash flows.

RISKS RELATING TO OUR BUSINESS

Ongoing volatility in the global economy (particularly in EMEA) has had an adverse effect on our clients’ and our business and continued weakness in global economic conditions could have a material adverse effect on our business.
The global economy has experienced a period of substantial adverse economic uncertainty with wide-ranging effects, including contraction of overall economic activity in various parts of the world. Global economic conditions affect our clients’ businesses and the markets they serve. The current economic environment continues to have a negative impact on the revenues and sales volumes of many of our clients. Our revenues and call volumes are often highly correlated with the revenues and sales volumes of our clients as well as with renewals by our clients’ customers. In addition, many of our clients are seeking to consolidate their current group of service providers to a smaller more manageable group that is able to provide integrated service offerings on a global basis. Moreover, when client call volumes decrease due to deteriorating economic conditions, some clients decide to take the services provided by us and our competitors in-house, further reducing our revenues.
Our ability to sustain growth and profitability in the current environment is very dependent upon our ability to maintain and/or gain a greater share of business among our current clients, and to attract new clients. There can be no assurance that we will be able to do so in the future. Worsening economic conditions, a prolonged recovery, or continued economic uncertainty could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. In particular, continued depressed consumer spending levels or further reductions in in consumer spending may cause clients to reduce demand for our services or depress pricing of those services and therefore could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance maturing debt instruments and to access the capital markets. In the event that some of our contact centers do not receive sufficient call volume in the future, we may be required to close them and relocate business to other centers. This would require substantial employee severance, lease termination costs and other reorganization costs.
The countries in which our EMEA reporting segment operates in particular continue to experience significant economic turmoil. Continuation of this downturn or further worsening of economic conditions in the countries in the EMEA reporting segment could have a material adverse effect on our and our clients’ businesses. Several countries within the EMEA reporting segment are our highest cost locations due to competitive employee pay and benefit rates. Within these countries, historic client business resulted from local alliances by the client to the location. These alliances are being broken to achieve lower costs by relocating services to other lower cost countries. When services are moved from one country to another country or we lose client volume and business, there are certain exit costs including lease termination, employee severance and other restructuring costs. In several countries, workers councils and employment unions have agreements in place which require calculated severances. These exit costs could be substantial.
Finally, we are exposed to additional risks related to our clients’ ability to pay and the resulting uncollectability of our accounts receivables. Economic volatility and a prolonged recovery, coupled with tightened credit availability, could adversely affect our clients’ liquidity and cause them to delay or reduce their payments to us. Such delays or reductions or the non-payment by our clients of amounts owed to us could require us to increase our allowance for doubtful accounts, negatively impact our cash flow and adversely affect our results of operations.
We process, transmit and store personally identifiable information and the unintended release of this information or a breach of our security measures could result in a claim for damage or loss of business and create unfavorable publicity.
We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. Additionally, databases of our clients and their customers contain personally identifiable information concerning our clients and their customers. We and our clients each take measures to protect against unauthorized access to this information. Circumvention of these security measures, whether caused by a third party or by employee error or malfeasance, could lead to the misappropriation and dissemination of sensitive or proprietary information such as names, addresses, credit and debit card numbers and other personal information, or interrupt our operations or cause a system denial of service. As a result, we are subject to certain contractual terms, as well as federal, state, and foreign laws and regulations designed to protect personally identifiable information. Many of our contracts do not limit our potential liability for breaches of confidentiality or employee fraud or misconduct. Unauthorized access to information or failure to comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, unfavorable publicity and harm to our brand, any of which could negatively affect our operating results and financial condition.
Increases in the cost of voice, data and other technology services or significant interruptions in these services could adversely affect our business, results of operations and financial condition.
We depend on voice and data services and other intellectual property rights provided by and licensed from various telecommunications providers. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could adversely affect our business, results of operations and financial condition. While we have entered into long-term contracts with many of our telecommunications providers, there is no obligation for these vendors to renew their contracts with us or to offer the same or lower rates in the future. In addition, these contracts are subject to termination or modification for various reasons outside of our control. Furthermore, the consolidation of voice and data services to a limited number of telecommunication providers could expose us to risks associated with being dependent upon a limited number of service providers. An adverse change in the pricing of voice, data or other technology services that we are unable to recover through a corresponding change in the price of our services, or any significant interruption in voice, data or other technology services, including a termination or modification of our contracts and licenses with these providers, could adversely affect our business, results of operations and financial condition.
Our business could be adversely affected by a systems or equipment failure or other emergency interruption.
Our operations are dependent upon our ability to protect our customer contact centers, computer and telecommunications equipment, software and other systems against damage and failures. Damage or failures could result from fire, power loss, equipment malfunctions, system failures, problems with Internet access or usage, natural disasters, intentional acts of others and other causes outside of our control. If our business is interrupted for any reason, we may be unable to provide the services we are required to deliver under our client contracts, or we may incur significant expense in reallocating resources and employees to make up for a business interruption. As a result, we may experience a reduction in revenues or be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. In addition, our relationship with these clients may be damaged and our reputation and ability to compete for new clients may be impaired. Our business interruption and property insurance may not adequately cover or compensate us for any losses we may incur. As a result, these interruptions to our business could adversely affect our business, results of operations and financial condition.
Our business is dependent on our information technology and communications platforms.
We have invested in specialized information technology and communications capabilities to service our clients' needs. We expect we will be required to invest continually in new and enhanced technology to manage the increasingly specialized needs of our clients and to maintain our competitiveness. There can be no assurance that any of our information technology platforms will be adequate to maintain our competitiveness or that we will be able to develop or purchase new technology to enhance, develop or maintain our existing platforms.
We are often also dependent on the information technology and communication platforms of our clients. Our contracts typically require us to interface directly with out clients' systems and our agents perform the large majority of their work behind client system firewalls and are given access directly to client customer information. If these client systems do not employ appropriate anti-fraud and other preventative capabilities or are otherwise subject to exploitable weaknesses, we could be exposed to risk to our systems or be held responsible for the actions or omissions of our agents or for unauthorized access to client systems obtained in the contact of the rendering of our services.
Our business could be adversely affected by a cyber incident.
Our operations are dependent upon our ability to rely on our computer networks and are subject to many types of cyber attacks, including but not limited to the gaining of unauthorized access to steal or corrupt sensitive data or to disrupt operations, sophisticated electronic circumvention of network security, and social engineering techniques such as "phishing" to extract passwords or other information which will enable the gaining of access. If our business is interrupted for any reason, we may be unable to provide the services we are required to deliver under our client contracts, or we may incur significant expense in reallocating resources and employees to make up for a business interruption related to the cyber attack. As a result, we may experience a reduction in revenues or be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. In addition, our relationship with these clients may be damaged and our reputation and ability to compete for new clients may be impaired. As a result, these interruptions to our business could adversely affect our business, results of operations and financial condition.
We enter into long-term and fixed rate contracts with our clients. Our failure to correctly price these contracts may negatively affect our profitability.
The pricing of our services is usually included in contracts entered into with our clients, most of which are for terms of one to three years. In many cases, we commit to fixed rate pricing over the contract term with only limited sharing of risk regarding inflation, currency exchange rates and costs of labor, office space and technology. If we fail to accurately estimate future inflation rates, currency exchange rates or other costs, or if we fail to accurately estimate the productivity benefits we can achieve under our contracts or fail to meet certain operating metrics, it could have a material adverse effect on our business, results of operations and financial condition.

Most of our clients have contracts with us that are non-exclusive, are terminable by the clients without cause, and do not provide for revenue commitments.
While we sign multi-year contracts with our clients, our contracts are terminable by our clients without cause, and, in many cases, do not provide for revenue commitments. In addition, most of our contracts are not exclusive, and many of our clients retain other service providers with whom we compete. We may lose business as a result of clients moving business in-house, using our competitors’ services, or otherwise choosing to terminate us for performance issues or lack of demand.
The loss of a key client could adversely affect our business and results of operations.
We derive significant revenues in certain countries in which we operate from a few key clients. The loss of all or a significant portion of our business with these key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts are terminable by the client at their convenience often with only short-term notice. Our contracts further contain few minimum volume commitments and allow clients to reduce their use of our services under these contracts without penalty.
Mergers and acquisitions involving certain of our clients could result in a loss of clients or contract changes that could have a material adverse effect on our business and financial results.
     We do business with clients in end-markets that have historically experienced significant mergers and acquisitions activity and consolidating market share. If any of our key clients is acquired, the client or its acquirer may seek to renegotiate or terminate our contract which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business is dependent on increasing client demand for outsourcing.
Our business and growth depend in large part on the industry trend toward outsourced customer care management services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer care services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations.
We typically face a long selling cycle to secure a new contract as well as long implementation periods that require significant resource commitments, which may delay our realization of revenues from the establishment of new relationships.
We typically face a long selling cycle to secure a new client and incur significant business development expenses during this selling cycle. Typically, before committing to utilize our services, clients or potential clients require us to expend substantial time and resources demonstrating to them the value of our services and the feasibility of successfully integrating our processes and resources with their operations. Our selling cycle, which generally ranges from three to five months, is subject to many risks and delays over which we have no control, including a potential client’s decision to choose a competitor or retain the work in-house. In the event that we are unsuccessful in winning a new client’s business, we receive no revenues and may receive no reimbursement for expenses incurred during the selling cycle.
If we are successful in obtaining an engagement, a long implementation period typically follows before we begin receiving revenues. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby further lengthening the implementation period. We generally hire new employees to provide services to a new client once a contract is signed and we may face significant difficulties in hiring such employees and incur significant costs associated with these hires before we receive corresponding revenues.
If we are not successful in obtaining contractual commitments after the selling cycle, in maintaining contractual commitments after the implementation period or in maintaining or reducing the duration of unprofitable initial periods in our contracts, it may have a material adverse effect on our business, results of operations and financial condition.
We face competition from many sources that could adversely affect our business and create pricing pressures that could reduce our profit margins.
Our industry is highly fragmented and competitive. Our principal competition stems from existing and prospective clients with the resources and ability to provide the same or similar services in-house. We also face competition from customer care outsourcing companies, large multi-national information technology services providers and smaller, niche service providers that provide services in a specific geographic market, industry segment or service area. Many of these providers offer one or more of the same services we do. We expect the intensity of competition to continue to increase in the future as existing competitors enhance and expand their service offerings and as new participants enter the market.

Our success depends, in part, on our ability to respond adequately to pricing pressures from our competitors and clients, license or internally develop leading technologies to enhance our existing services and develop new services, and adapt to changing market conditions, client requirements and emerging industry standards. Some of our competitors have, or could acquire, greater financial, personnel, technological, capacity and other resources than we have. As a result, our competitors may be better able to create or withstand pricing pressures in our industry, and may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in client requirements. Competitors with greater financial resources may be able to offer lower prices, additional services or other incentives that we cannot match or do not offer. Our failure to maintain and enhance our competitive position would limit our ability to maintain or increase our market share, which could adversely affect our business and prospects. Increased competition also may result in price reductions, reduced gross margins and loss of market share. The prices we are able to charge for our services and our ability to retain current or secure new clients may be affected by our clients’ or potential clients’ perceptions of the financial strength of our company compared to that of our competitors.
Risks associated with our international operations may decrease our revenues and increase our costs.
We operate or rely upon customer contact centers located in 26 countries. Approximately 74.9% of our revenues are serviced outside the U.S. As part of our business strategy, we intend to further increase our global presence off-shore by following our clients’ expansion into new international markets. We also provide services to our domestic clients through customer contact centers located abroad. Our operations in foreign countries present additional risks, including risks associated with unexpected events, which may result in increased operational difficulties, lower revenues, higher costs and reduced profitability.
These risks include but are not limited to:

•
compliance with numerous, and sometimes varied, legal or regulatory requirements (including data privacy regulation, employment laws and laws regulating corrupt activity such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act of 2010 (the “U.K. Bribery Act”) and other anti-bribery laws;

•	restrictions on the transfer of funds into or out of a particular country;

•	domestic and foreign customs, tariffs and trade barriers;

•	potential adverse tax consequences, including the expiration of tax holidays or the failure by foreign governments to renew tax holidays or unfavorable resolution of tax controversies;

•	nationalization of foreign assets and other forms of government protectionism;

•	political and economic instability;

•	labor or other disruptions;

•	fluctuations in the exchange rate;

•	delays in collecting accounts receivable;

•	restrictions on our ability to adjust the size of our workforce;

•	acts of war or terrorism or natural disasters, and limits on the ability of regional governments to respond to such acts; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.
As noted above, because we operate internationally we are required to comply with numerous legal and regulatory requirements, including the FCPA and the U.K. Bribery Act. The FCPA generally prohibits U.S. companies and their employees from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business or otherwise obtaining favorable treatment. It also includes certain provisions relating to accounting matters. Our employees are subject to a code of conduct which prohibits, among other matters, violations of law, including the FCPA and the U.K. Bribery Act. We monitor compliance with our code of conduct by requiring executives to certify, on a quarterly basis, that such executive is not aware of any acts or omissions which would constitute a violation of our code of conduct. We have updated our corporate policies and implemented a comprehensive, stand-alone Anti-Bribery and Corruption policy. If for any reason our internal controls relating to bribery and corruption are found to be ineffective, such a determination in and of itself might be construed to be a violation of the FCPA.
The U.K. Bribery Act criminalizes (i) commercial bribery and bribery of domestic and foreign government officials; (ii) receipt of a bribe; and (iii) failure by a corporate entity to prevent bribery. Unlike the FCPA, it does not contain a “books and records” provision. The corporate offense of failure to prevent bribery applies not only to U.K. companies, but to any company that conducts part of its business in the U.K., even if no part of the conduct constituting the bribery took place in the U.K. The U.K. Bribery Act does, however, provide for a defense to liability for failure to prevent bribery if the corporate entity can show that it has “adequate procedures” in place to detect and deter such conduct.
Any of the above factors could impair our current or future international operations and, as a result, harm our overall business.
Pending and future litigation may divert management’s time and attention and result in substantial costs of defense, damages or settlement, which could adversely affect our business, results of operations and financial condition.
In the ordinary course of our business, we are subject to legal proceedings and claims regarding a variety of matters, including contract, intellectual property, tax and employment claims. We may not successfully defend against or otherwise satisfactorily resolve current or future litigation to which we are or may become subject. Furthermore, regardless of the outcome of any current or future lawsuits, actions, claims or investigations, we may incur substantial defense costs and these actions may cause a diversion of management’s time and attention. Also, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of these proceedings, which could adversely affect our business, results of operations and financial condition. Further, litigation with any one of our clients could harm our reputation and adversely affect our ability to obtain and retain other clients.
Certain countries (including some where we do business) have experienced political and economic instability and periodically experience civil unrest and terrorism, which could disrupt our operations and have a material adverse effect on our business and financial condition.
Certain countries (including some where we do business), and in particular the Philippines and India, have experienced significant inflation and fluctuating currencies. There are also limited foreign exchange hedging instruments available for these currencies. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. Certain countries where we do business, such as the Philippines, India, Morocco and certain Latin American countries, also periodically experience civil unrest, terrorism and political turmoil and U.S. companies in particular may experience greater risk. The recent significant rise in political event risk in the Middle East and the policy response could undermine the economies in the Middle East and have other collateral impacts on the world economy, including reduced economic activity due to increases in the price of oil. These conditions could disrupt our operations and have a material adverse effect on our business and financial condition.
Terrorist attacks, other acts of violence or war, such as the attacks in recent years in the United States, Philippines, Spain, England and India and political instability (such as recent events in the Middle East) may adversely affect worldwide financial markets and could potentially lead to economic recession or a lengthened recovery, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our operations around the world.
Our profits from certain client contracts may be adversely impacted by foreign currency exchange risk.
Often, costs incurred to generate our revenues are only partly incurred in the same currencies as our revenues. As a consequence, movements in exchange rates could cause our expenses to fluctuate, affecting our profitability and cash flows. Although we have historically entered into hedging transactions to reduce our exposure to this type of currency exchange risk, such transactions typically cover only 12 to 18 months forward and as such cannot eliminate all of the risks associated with currency fluctuations and there is no assurance we will hedge, or be able to hedge, these risks in the future.
The presentation of our financial results may be impacted by the translation of foreign currencies.
We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar, including primarily the Euro, British pound sterling, Canadian dollar, Indian rupee, Mexican peso and Philippine peso. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate our assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar may affect the value of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and stockholders’ equity.
Wage increases in the countries, regions, or locations in which we have operations may reduce our profit margin.
Salaries and related benefits of our employees are our most significant costs. A majority of our employees work in our off-shore facilities in which wage levels have historically been significantly lower than wage levels in our domestic facilities for comparably skilled professionals. However, wage levels for comparably skilled employees in most of our off-shore facilities have increased and further increases are expected at a faster rate than in our domestic facilities because of, among other reasons, faster economic growth, increased competition for skilled employees and increased demand for business process services. In addition, labor shortages in some of the regions in which we operate could impact our ability to hire workers, increase the wages necessary to attract such workers or prompt us to re-locate some of our customer contact centers to domestic areas having greater labor availability and/or higher wages. We may not be able to increase pricing to offset wage increases, which may impact our margins and profitability.
We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
We intend to continue to expand our global footprint in order to maintain an appropriate cost structure and meet our clients’ delivery needs. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse affect on our business, results of operations and financial condition. In addition, while historically we have been able to obtain favorable governmental and other incentives, including favorable lease rates, bargain purchase options on real estate, employment tax rebates and training grants, for the development of customer contact centers, we may be unable to do so in the future. As a result, if we are unable to obtain such incentives or such incentives decrease, our future profitability may be materially adversely affected, especially in new markets.

We are dependent upon our experienced senior management and key employees who would be difficult to replace.
The success of our business is dependent upon the active participation of our senior management and key employees who have extensive experience and important business relationships within our industry. Our experienced senior management team has developed our business strategies. We do not have key man life insurance covering any of our executive officers. The loss of service of one or more members of our senior management team or key employees or the inability to attract or retain other qualified personnel for any reason may have a material adverse effect on our business, results of operations and financial condition and could impede our ability to meet our clients’ needs, damage our reputation, and make it difficult to execute our growth strategy.
Our results of operations may be subject to significant fluctuations.
Our operating results have fluctuated in the past and may vary in the future due to a wide variety of factors, including:

•	levels of outsourcing demand from clients in the key end-markets we serve;

•	client acquisition and retention rates and the commencement and expiration or termination of contracts;

•	increases in our domestic and international wage rates and other labor costs;

•	movements in currency exchange rates;

•	the expiration of or loss of eligibility under certain tax holidays;

•	compliance with and changes to regulatory or accounting standards;

•	our ability to successfully open new customer contact centers or to expand existing centers in a timely fashion;

•	our ability to successfully implement new business opportunities;

•	the level at which clients’ in-house customer care capacity varies;

•	our ability to satisfy performance standards within our client contracts; and

•	competitive conditions in our industry, including pricing pressures.
Due to these and other factors, our revenues, expenses and results of operations could vary significantly in the future. Because of the potential variability in our operating results, you should not rely upon results of past periods as an indication of our future performance.

Our financial results depend on our ability to forecast accurately client contact volumes and to make timely decisions regarding employee staffing, capital investments and ordinary course operating expenses.
Our forecasting accuracy directly impacts the costs of staffing and operating our facilities. If we fail to forecast accurately and maintain too many or too few employees to efficiently handle received call volumes, our profitability decreases due to excess operational costs or in some cases penalties assessed by clients for failure to achieve certain performance metrics.
Moreover, efficient utilization of our facility capacity is impacted by:

•	Our ability to maintain and increase employment during the course of a day, week or month as call volumes fluctuate; and

•	Our ability to hire and train new employees and manage employee turnover.
Because we must make advance capital investments to support expected client demand, we have often experienced periods of inefficient capacity utilization in our facilities particularly in new sites or in existing sites that support clients whose historical business with us has decreased or been terminated altogether. We rationalize or close sites when utilization rates remain inefficient for significant periods of time to improve our profitability and margins. In the event we consolidate or close sites, we may be required to record restructuring or impairment charges, which could adversely impact our results of operations. There can be no assurance that we will be able to achieve or maintain desired levels of efficiency in our sites.
Our inability to attract, hire and retain qualified employees could adversely affect our growth and depress our profit margins.
We operate in a labor-intensive industry and our business depends in part on our ability to attract, hire and retain qualified employees. Some of our customer support services activities require highly trained employees. High rates of turnover are common in our industry, and, as a result, we are continuously required to recruit and train qualified personnel. If our attrition rate increases, our recruiting and training costs could rise and our operating efficiency and productivity may decrease. In addition, failure to hire or retain necessary personnel may adversely impact our ability to perform under our contracts or to implement our growth strategies.
We could cause disruptions to our clients’ business from inadequate service, and our insurance coverage may be inadequate to cover this risk.
If we fail to deliver the service required under a particular client contract or cause harm to a client’s business or operations, our client’s business could be disrupted significantly and we may be subject to damage claims for breach of contract or other causes of action. While we maintain general liability and errors and omissions insurance policies, this insurance coverage may be inadequate to cover one or more large claims, or our insurers may deny coverage. Further, most of our contracts with our clients contain key service level and performance requirements, including requirements relating to customer retention rates, sales rates and other similar performance metrics. Failure to meet service requirements subjects us to penalties under the terms of the contracts, which are reflected as a reduction in our revenues under that contract.
We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or other limitations on the conduct of our business.
Our business is subject to extensive regulation in each jurisdiction in which we have physical operations as well as in jurisdictions in which we make contact with customers of our clients. Many of these jurisdictions have promulgated and enacted various laws and regulations that govern the methods, timing and processes of making and completing certain types of calls and telephone sales (including sales of insurance and the collecting of consumer debt) or require us to obtain or make various regulatory registrations, approvals or licenses.
Additionally, new federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance. Future consumer protection and privacy protection laws or regulations are likely to impose additional requirements on telephonic sales, internet communications and other portions of our business.
Our clients’ business operations are subject to certain rules and regulations and our clients generally contractually require that we perform our services in a manner that would enable them to comply with such rules and regulations. Failure to perform our services in compliance with these laws could result in breaches of contract with our clients and, in some limited circumstances, civil fines and criminal penalties for us.
While we believe that we can continue to operate our business in substantial compliance with these requirements, there can be no assurance that we will satisfy all laws in a timely manner or that compliance with all such requirements would not be costly or time consuming. Any failure on our part to comply with laws and regulations applicable to our or our clients’ businesses could have an adverse impact on our business, may damage our reputation and business and may result in civil or criminal sanctions, penalties, court injunctions or administrative enforcement.
Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and harm our business.
Our clients may adopt new or existing technologies that decrease the need for live client interactions, such as interactive voice response, web-based or social media facilitated self-help and other technologies used to automate or reduce dedicated interactions with clients. The adoption of such technologies could reduce the demand for our services, put downward pressure on our pricing, cause a reduction in our revenues and harm our business.
Any future acquisitions we decide to undertake will involve risks.
We have in the past completed, and may selectively continue to pursue, strategic acquisitions to supplement our growth. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and material liabilities and cause diversion of our management’s time and resources. Any businesses we acquire may not generate sales and profitability sufficient to justify our investment. If we fail to successfully integrate an acquired business, we may not be able to realize the synergies we anticipated in valuing that business. We will not be able to acquire other businesses or assets if we cannot identify suitable acquisition opportunities, reach mutually agreeable terms with acquisition candidates or obtain, if necessary, additional financing to pay for any acquisitions that we undertake. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels and thus limit our ability to grow through acquisitions.
If others claim that we or our clients are infringing on their intellectual property, we could incur significant expenses or be prevented from providing our services.
Others may assert claims alleging that we infringe, dilute, misappropriate or otherwise violate their intellectual property rights. If someone asserts a claim that our systems, services, trademarks, software or other technologies or materials infringe on their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against use of our systems. A successful claim of patent or other intellectual property infringement against us could adversely affect our business, results of operations and financial condition. Further, we generally receive contractual indemnities from our vendors in the event our use of their systems, services, or software infringes, misappropriates or otherwise violates the intellectual property rights of others. In turn, we generally indemnify our customers against claims alleging that their use of our systems, services or software infringes, misappropriates or otherwise violates the intellectual property rights of others. In the event any such claims are asserted against us or our customers, our vendors may challenge their obligation to indemnify us, and any contractual indemnities we do receive from our vendors may not be sufficient to cover the costs that could arise as a result of any such claims, either of which could adversely affect our business, results of operations and financial condition.
Existing and future legislation could significantly affect the ability of our clients to utilize our services and significantly increase our costs.
The issue of companies outsourcing services to organizations operating in other countries has been and continues to be a topic of political discussion in many countries. There has been publicity about negative experiences associated with off-shore outsourcing, such as theft and misappropriation of sensitive client data. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from domestic to off-shore providers to avoid negative perceptions that may be associated with using an off-shore provider. In the United States, measures aimed at limiting or restricting off-shore outsourcing have been proposed. Such measures have been enacted in a few states and there is currently legislation pending in several other states as well as in Congress. The measures that have been enacted to date generally have restricted the ability of governmental entities to outsource work to off-shore business process service providers and have not materially adversely affected our business. Certain new proposed legislation has focused on banning companies who offshore U.S. jobs from receiving governmental grants and subsidies and requiring such companies to report offshoring activity to regulators. There can be no assurance that pending or future legislation, either in the United States or abroad, will not be proposed or enacted that would significantly adversely affect our business, results of operations and financial condition.
Further, legislation enacted in certain European jurisdictions and any future legislation in Europe, Asia or any other region in which we have clients restricting the performance of business process services from an off-shore location could also have a material adverse effect on our business, results of operations and financial condition. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive which has been adopted in some form by many European Union ("EU") countries, provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the United Kingdom and other EU countries who have adopted similar laws who outsource business to us. This legislation may materially affect our ability to obtain new business from companies in the EU and, after including the cost of the potential compensation paid for unfair dismissal claims or redundancies, to provide outsourced services to our current and future clients in the EU in a cost-effective manner.
We recognized significant non-cash impairment charges during 2009. Going forward, we may incur additional impairment charges on our goodwill and other intangible assets with indefinite lives, which could negatively impact our business, financial condition and results of operations.
We test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an interim test. In recent periods we have taken significant charges relating to the impairment of goodwill. See Note 4 to our audited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
As discussed in Note 4 to the audited Consolidated Financial Statements included in this Report, we performed our annual impairment test as of December 31, 2011, 2010 and 2009. During the year ended December 31, 2009, the test indicated that the goodwill and trade names associated with our operations in Europe, the Middle East and Africa (“EMEA”) were impaired. Therefore, we recognized goodwill impairment charges of $46.2 million during the second quarter of 2009.
We did not recognize any impairment charges relating to goodwill and other intangible assets with indefinite lives during the years ended December 31, 2011 and 2010. As of December 31, 2011, goodwill and other intangible assets with indefinite lives represented 23.7% of our total assets. If in the future we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.
Our business may not develop in ways that we currently anticipate due to negative public reaction to outsourcing.
We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Outsourcing is a politically sensitive topic in the U.S. and elsewhere. For example, several organizations in the U.S. have publicly expressed concern about a perceived association between outsourcing providers and the loss of jobs in the U.S. In response to such expressions, federal legislative measures have been proposed, such as limiting income tax credits for companies that off-shore American jobs.
In addition, there has been recent publicity about some negative experiences that organizations have had with outsourcing, such as theft and misappropriation of sensitive client data. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to off-shore providers to avoid negative perceptions that may be associated with using an off-shore provider. Any slowdown or reversal of existing industry trends toward off-shore outsourcing could harm our ability to compete effectively with competitors that operate solely out of facilities located in the United States or Canada.
Our ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.
At December 31, 2011, we had U.S. federal net operating loss carryforwards (“NOLs”) of $411.6 million, which may be used to offset future taxable income. Of this amount, $131.3 million may only be used to offset future taxable income of up to $13.6 million in any calendar year, including carryover of amounts not used in prior years as a result of a prior ownership change under Section 382. U.S. federal NOLs began to expire in 2010 with the majority of federal NOLs set to begin expiring in 2020. In addition, at December 31, 2011, we had NOLs relating to foreign jurisdictions of $250.2 million, which may be used to offset future foreign taxable income that began to expire in 2011.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” generally may utilize its pre-change NOLs only to the extent of an annual amount determined by multiplying the applicable long-term tax exempt rate by the equity value of such corporation. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% stockholders has increased by more than 50 percentage points over a three-year period. It is impossible for us to ensure that an ownership change will not occur in the future as changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. For example, the sale by one or more 5% stockholders of our common stock and changes in the beneficial ownership of such stock could result in an ownership change under Section 382 of the Code. Similarly, the exercise of outstanding stock options by our employees would count for purposes of determining whether we had an ownership change.
If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. The extent to which our use of our NOLs would be limited depends on a number of legal and factual determinations, some of which may be subject to varying interpretations, including the date on which an ownership change occurs, the long-term tax exempt rate, whether the equity value of the entire company or only one or more of its subsidiaries would be used in the application of the Section 382 limitation and the equity value of the company or such subsidiaries, as applicable. If the limitation were significant, our limited ability to use these NOLs to offset future taxable income could materially increase our future U.S. federal income tax liability.

RISKS RELATING TO OUR INDEBTEDNESS
The 11.5% Notes due 2018 are unsecured and are effectively subordinated to our secured indebtedness, including our senior secured credit facility ("Senior Secured Credit Facility").
Our obligations under the 11.5% Notes due 2018 (the “Notes”) and the guarantors' obligations under the guarantees of the Notes are not secured by any of our or our subsidiaries' assets. As a result, the Notes and the guarantees are effectively subordinated to all of our and the guarantors' secured indebtedness and other obligations to the extent of the value of the assets securing such obligations. As of December 31, 2011, we had $399,351 of secured indebtedness and an additional $37,460 of availability under the revolving portion of our Senior Secured Credit Facility. If the issuers and the guarantors of the Notes were to become insolvent or otherwise fail to make payments on the Notes, holders of the issuer's and the guarantors' secured obligations would be paid first and would receive payments from the assets securing such obligations before the holders of the Notes would receive any payments. Holders of the Notes may not be fully repaid in the event we become insolvent or otherwise fail to make payments on the Notes.
The Notes are structurally subordinated to all indebtedness and other liabilities of our subsidiaries that are not guarantors of the Notes.
The subsidiary guarantors include only our U.S. subsidiaries. As a result, the Notes are effectively subordinated to all existing and future liabilities (including trade payables) of our non-guarantor subsidiaries. As a result, our right to participate in any distribution of assets of our non-guarantor subsidiaries upon the liquidation, reorganization or insolvency of any such subsidiary (and the consequential right of the holders of the Notes to participate in the distribution of those assets) will be subject to the prior claims of such subsidiary's creditors.
In addition, the indenture governing the Notes permits, subject to some limitations, these subsidiaries to incur additional indebtedness and does not contain any limitation on the amount of other liabilities that may be incurred by these non-guarantor subsidiaries.
 Our substantial debt and lease obligations could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes.
As of December 31, 2011, our total outstanding long-term debt (including capital leases) was $697,213, which will require significant interest and principal payments. In addition, we had $37,460 of unused availability under the revolvers as of December 31, 2011. Subject to the limits contained in the indenture governing the Notes and the Senior Secured Credit Facility, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. We also lease certain property and equipment under long-term leases. As of December 31, 2011, our minimum rental expense under non-cancelable leases for the calendar year 2012 was $59,626. As of December 31, 2011, our total lease obligations totaled $163,246. See note 13 to the audited Consolidated Financial Statements included in this report. Our high level of debt and lease obligations could have important consequences to the holders of the Notes, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments and lease obligations instead of other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	exposing us to the risk of increased interest rates under certain of our borrowings, including borrowings under our revolvers, which are at variable rates of interest;

•
limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy, or other purposes, including incurring additional indebtedness;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
 In addition, our Senior Secured Credit Facility contains financial and other covenants and the indenture governing the Notes contains other restrictive covenants that limits our ability to engage in activities that may be in our best interests.
Finally, a continued economic downturn or prolonged recovery will put increasing pressure on our revenues, cash flows and operating margins and consequently our ability to service our substantial debt. In addition, ongoing or future restructuring activities will require certain cash outlays that may put further pressure on our cash flows.
 Our business may be affected by our ability to obtain financing and enter into foreign currency hedges.
From time to time, we may need to obtain debt or equity financing for capital expenditures, refinancing of debt, payment of existing obligations, acquisitions or joint ventures. Additionally, certain revolving and fixed term portions of our existing Senior Secured Credit Facility are coming to maturity in 2013 and 2014. There can be no assurance that we will be able to extend the maturing loans or alternatively obtain additional debt or equity financing to refinance such maturing loans, or that any such financing would be on terms acceptable to us. Our ability to hedge foreign currency exposures for 2013 and beyond may be impacted in the event we are unable to extend our revolving and fixed term portions of our Senior Secured Credit Facility. Accordingly, there is no assurance that we will hedge, or be able to hedge, against these types of risks in the future.
We and our subsidiaries may be able to incur substantial additional debt. This could further exacerbate the risks associated with our current debt levels.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us or our subsidiaries from incurring additional debt. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify and our ability to satisfy our obligations with respect to the Notes could be adversely affected.
The restrictive covenants in the indenture governing the Notes and the agreement governing the Senior Secured Credit Facility impose significant operating and financial restrictions on our company and our restricted subsidiaries, which may prevent us from capitalizing on business opportunities.
The indenture governing the Notes and the Senior Secured Credit Facility impose significant operating and financial restrictions on us and our restricted subsidiaries. For example, these restrictions limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens; and

•	merge, consolidate or sell substantially all of our assets.
As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.
Our failure to comply with the restrictive covenants described above as well as the terms of any future indebtedness we may incur from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings or amend our Senior Secured Credit Facility on less favorable terms, our results of operations and financial condition could be adversely affected.
In addition, our obligations under our Senior Secured Credit Facility are secured, among other things, by certain fixed assets as well as receivables and pledged cash assets. If we are unable to repay our indebtedness under our Senior Secured Credit Facility when due, the lenders could seek to foreclose on these assets. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
To service our indebtedness, we will require a significant amount of cash flow. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
Our cash interest expense for the year ended December 31, 2011 was $76,853. Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.
If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness, including the Notes, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indenture governing the Notes offered hereby, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Notes.
In addition, if the issuers of the Notes are unable to meet their debt service obligations under the Notes, the holders of the Notes would have the right to cause the entire principal amount of the Notes to become immediately due and payable. If the amounts outstanding under these instruments are accelerated, our assets may not be sufficient to repay in full the money owed to our debt holders, including holders of the Notes.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.
If there were an event of default under any of the agreements relating to our outstanding indebtedness (including the agreement governing our Senior Secured Credit Facility), the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Upon acceleration of our other indebtedness in excess of $25.0 million, holders of the Notes could declare all amounts outstanding under the Notes immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure any of our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.
Under certain circumstances a court could cancel the Notes or the related guarantees and any guarantees under fraudulent conveyance laws.
The issuance of the Notes and the related guarantees may be subject to review under federal or state fraudulent transfer law. If either issuer of the Notes becomes a debtor in a case under the United States Bankruptcy Code or encounters other financial difficulty, a court might void (that is, cancel) its obligations under the Notes. The court might do so, if it found that, when it issued the Notes, (i) such issuer received less than reasonably equivalent value or fair consideration and (ii) such issuer either (1) was rendered insolvent, (2) was left with inadequate capital to conduct its business or (3) believed or reasonably should have believed that it would incur debts beyond its ability to pay. The court could also void the Notes, without regard to factors (i) and (ii), if it found that an issuer issued the Notes with actual intent to hinder, delay or defraud its creditors.
Similarly, if one of the guarantors becomes a debtor in a case under the United States Bankruptcy Code or encounters other financial difficulty, a court might cancel its guarantee if it finds that when such guarantor issued its guarantee (or in some jurisdictions, when payments became due under the guarantee), factors (i) and (ii) above applied to such guarantor, such guarantor was a defendant in an action for money damages or had a judgment for money damages docketed against it (if, in either case, after final judgment the judgment is unsatisfied), or if it found that such guarantor issued its guarantee with actual intent to hinder, delay or defraud its creditors.
In addition, a court could void any payment by an issuer or any guarantor pursuant to the Notes or a guarantee, and require the return of any payment to the issuer of the Notes or the guarantor, as the case may be, or to a fund for the benefit of the creditors of the issuer or the guarantor. In addition, under the circumstances described above, a court could subordinate rather than void obligations under the Notes or the guarantees. If the court were to void any guarantee, there may not be funds available to pay the Notes from another guarantor or from any other source.
The test for determining solvency for purposes of the foregoing will vary depending on the law of the jurisdiction being applied. In general, a court would consider an entity insolvent either if the sum of its existing debts exceeds the fair value of all of its property, or its assets' present fair saleable value is less than the amount required to pay the probable liability on its existing debts as they become due. For this analysis, “debts” includes contingent and unliquidated debts.
The indenture governing the Notes limits the liability of each guarantor on its guarantee to the maximum amount that such guarantor can incur without risk that its guarantee will be subject to voidance as a fraudulent transfer. This limitation may not protect such guarantees from fraudulent transfer challenges and, if it does, the remaining amount due and collectible under the guarantees may not suffice, if necessary, to pay the Notes in full when due.
If a court voided the issuers' obligations under the Notes and the obligations of all of the guarantors under their guarantees, holders of the Notes would cease to be the issuers' creditor or creditor of the guarantors and likely have no source from which to recover amounts due under the Notes. Even if the guarantee of a guarantor is not voided as a fraudulent transfer, a court may subordinate the guarantee to that guarantor's other debt. In that event, the guarantees would be structurally subordinated to all of that guarantor's other debt.
Any future note guarantees provided after the Notes are issued could also be voided by a trustee in bankruptcy.
The indenture governing the Notes provides that certain of our future subsidiaries will guarantee the Notes. Any future note guarantee for the benefit of the noteholders might be voidable by the grantor (as debtor-in-possession) or by its trustee in bankruptcy or other third parties if certain events or circumstances exist or occur. For instance, if the entity granting the future note guarantee were insolvent at the time of the grant and if such grant was made within 90 days, or in certain circumstances, a longer period, before that entity commenced a bankruptcy proceeding, and the granting of the future note guarantee enabled the noteholders to receive more than they would if the grantor were liquidated under chapter 7 of the U.S. Bankruptcy Code, then such note guarantee could be avoided as a preferential transfer.
Our holding company structure may impact your ability to receive payment on the Notes.
We operate in a multiple-tiered holding company structure. SITEL Worldwide, the parent company of Sitel Finance Corp. ("Sitel Finance") and SITEL, LLC, the issuers of the Notes, unconditionally guarantee the Notes. However, SITEL Worldwide is a holding company whose entire operating income and cash flow is derived from its subsidiaries and whose only material asset is the capital stock of its subsidiaries. As a result, SITEL Worldwide's guarantee provides little, if any, additional credit support for the Notes.

SITEL, LLC, a co-issuer of the Notes, is also a holding company that does not directly conduct any business operations or hold any material asset other than the capital stock of its subsidiaries. Furthermore, Sitel Finance, the other co-issuer, does not have any operations or assets of any kind and will not have any sales. Because substantially all of SITEL, LLC's operating assets are held by its subsidiaries, the issuers of the Notes rely principally on cash generated from the operations of certain SITEL, LLC subsidiaries to pay the principal and interest on the Notes. The subsidiaries of SITEL, LLC and SITEL Worldwide are separate and distinct legal entities, and may be restricted from making distributions by, among other things, applicable corporate laws, other laws and regulations and the terms of agreements to which they are or may become a party. While SITEL Worldwide and certain domestic subsidiaries of SITEL, LLC unconditionally guarantee the Notes, such guarantees could be rendered unenforceable pursuant to state or federal fraudulent transfer laws or for the reasons described above. In the event that such guarantees were rendered unenforceable, the holders of the Notes would lose their direct claim against the entities holding substantially all of our total operating assets.
The issuers of the Notes may be unable to repurchase the Notes upon a change of control.
Upon the occurrence of specified kinds of change of control events, the issuers of the Notes will be required to offer to repurchase all outstanding Notes at a price equal to 101% of the principal amount of the Notes, together with accrued and unpaid interest to the date of repurchase.
However, it is possible that the issuers will not have sufficient funds at the time of the change of control to make the required repurchase of the Notes. If the issuers are required to repurchase the Notes, the issuers would probably require third party financing. We cannot be sure that the issuers would be able to obtain third party financing on acceptable terms, or at all.
One of the circumstances under which a change of control may occur is upon the sale or disposition of all or substantially all of our assets. However, the phrase “all or substantially all” will likely be interpreted under applicable state law and will be dependent upon particular facts and circumstances. As a result, there may be a degree of uncertainty in ascertaining whether a sale or disposition of “all or substantially all” of our capital stock or assets has occurred, in which case, the ability of a holder of the Notes to obtain the benefit of an offer to repurchase all of a portion of the Notes held by such holder may be impaired.
It is also possible that the events that constitute a change of control may also be events of default under the Senior Secured Credit Facility. These events may permit the lenders under such facility to accelerate the indebtedness outstanding thereunder. If the issuers are required to repurchase the Notes pursuant to a change of control offer and the issuers are required to repay certain amounts outstanding under the Senior Secured Credit Facility if such indebtedness is accelerated, the issuers would probably require third-party financing. We cannot be sure that the issuers would be able to obtain third-party financing on acceptable terms, or at all. If the indebtedness under our revolvers is not paid, the lenders thereunder may seek to enforce security interests in the collateral securing such indebtedness, thereby limiting our ability to raise cash to purchase the Notes, and reducing the practical benefit of the offer to purchase provisions to the holders of the Notes.
Our principal equityholder's interests may conflict with the interest of the holders of the Notes.
Onex has voting ownership of approximately 88% of the fully-diluted equity of SITEL Worldwide. As a result of its equity ownership, Onex is effectively able to control the outcome of votes on all matters submitted to a vote of SITEL Worldwide's equityholders, including the adoption of amendments to its certificate of incorporation and by-laws and approval of significant corporate transactions. Onex can also appoint up to five members of our board of directors. As a result of their equity ownership, Onex may also be able to substantially influence our operations and business strategy.
Onex and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. The interests of Onex could conflict with the interests of the holders of the Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Onex might conflict with the interests of a holder of the Notes. Onex may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their respective judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the Notes. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our principal executive offices are located in Nashville, Tennessee. This facility currently serves as the headquarters for several of our senior executives and our global and North America finance, legal, human resources, information technology and general administrative functions. The following table sets forth information concerning all of our facilities. We believe our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion. In addition, we operate from time to time in temporary facilities to accommodate growth before new customer contact centers are available. Less than 15% of our customer contact centers are currently owned by us. We have locations with approximately 2,489,618 square feet in the Americas reporting segment and approximately 1,111,110 in the EMEA reporting segment.
The table below summarizes our sites (excluding sites that are owned/leased by customers but operated by us):

Country	Locations	Owned / Leased
Americas:
Australia	1	0/1
Brazil	3	0/3
Canada	3	0/3
Chile	1	0/1
Columbia	2	0/2
India	4	0/4
Mexico	1	0/1
New Zealand	2	0/2
Nicaragua	2	0/2
Panama	3	1/2
Philippines	13	1/12
United States	28	8/20
Total Americas	63	10/53
EMEA:
Belgium	3	0/3
Bulgaria	1	0/1
Denmark	1	0/1
France	3	0/3
Germany	7	0/7
Serbia	1	0/1
Italy	2	0/2
Morocco	3	0/3
Netherlands	2	0/2
Poland	1	0/1
Portugal	1	0/1
Spain	7	0/7
United Kingdom	7	1/6
Total EMEA	39	1/38
Total	102	11/91
From time to time, we evaluate our portfolio of sites against client demand, the macro-economic environment, profitability and various other factors and restructure our sites as appropriate, either through lease renegotiations, termination, acquisition at term, disposition, sublease or inactivating a facility.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings involving us is set forth in Note 14 to our consolidated financial statements included in Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

Market and other information
We are a privately-owned company with no established public trading market for our common stock.
Holders
As of January 31, 2012, there were 324 holders of our Class A Common Stock, 2 holders of our Class B Common Stock and 10 holders of our Class C Common Stock. See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of our common stock.
Dividends
We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our Senior Secured Credit Facility and the indenture governing our Notes. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant.
Securities authorized for issuance under equity compensation plans
As of December 31, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	21,200	$3.44	—
Equity compensation plans not approved by security holders	—	—	—
Total	21,200	$3.44	—
For further information about our equity compensation plans, see Note 9 of the audited Consolidated Financial Statements for the year ended December 31, 2011, included in Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our consolidated financial statements for 2011, 2010, 2009, 2008 and 2007. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements for 2011, 2010 and 2009 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended December 31,
(in thousands of U.S. dollars)	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues	$1,415,969	$1,340,545	$1,558,167	$1,746,724	$1,746,642
Operating expenses:
Costs of services (exclusive of depreciation and amortization shown below)	921,137	856,463	998,584	1,128,550	1,126,413
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	370,611	363,177	424,381	489,478	484,858
Depreciation and amortization of property and equipment	38,902	37,346	53,643	58,134	51,161
Amortization of intangible assets	13,272	15,523	17,074	17,777	16,169
Restructuring and exit charges	20,048	38,065	23,763	34,701	4,789
Loss (gain) on foreign currency transactions	2,112	4,628	5,301	(8,512)	1,086
Impairment and loss on disposal of capital assets	634	179	1,728	2,868	379
Impairment of goodwill and trade name	—	—	46,199	102,022	—
Other expense (income), net	1,169	(285)	240	4,470	(1,465)
Operating income (loss)	48,084	25,449	(12,746)	(82,764)	63,252
Interest and other financing costs, net	70,690	65,775	50,872	79,031	68,787
Loss on extinguishment of debt, net	—	3,019	—	1,700	1,637
Loss before income taxes, non-controlling interest, and discontinued operations	(22,606)	(43,345)	(63,618)	(163,495)	(7,172)
Income tax provision (benefit)	9,179	(4,488)	13,371	4,339	18,007
Loss from continuing operations	(31,785)	(38,857)	(76,989)	(167,834)	(25,179)
Income from discontinued operations, net of tax	—	—	—	192	414
Loss before non-controlling interest	(31,785)	(38,857)	(76,989)	(167,642)	(24,765)
Less: income from non-controlling interest	—	—	—	(781)	(3,504)
Net loss	$(31,785)	$(38,857)	$(76,989)	$(168,423)	$(28,269)
Other Financial Data:
Capital expenditures(1)	$40,258	$29,187	$23,912	$42,638	$41,548
Ratio of earnings to fixed charges(2)	0.6x	0.5x	0.2x	(0.4)x	0.9x
Earnings deficiency to cover fixed charges	$(43,614)	$(55,328)	$(80,150)	$(167,503)	$(7,832)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$19,337	$29,894	$26,915	$46,239	$33,245
Working capital(3)	107,482	91,155	118,999	126,822	179,127
Total assets	649,204	682,417	707,008	846,848	1,009,968
Property and equipment, net	100,468	106,359	103,146	126,608	139,449
Total debt	700,784	656,274	623,449	657,262	711,927
Preferred stock(4)	108,933	94,560	82,561	70,508	—
Stockholders’ deficit(5)	433,615	369,022	323,356	245,927	54,798

(1)	Capital expenditures for 2009 excludes $3.2 million of purchase options that we exercised but did not settle as of December 31, 2009 related to two leased properties in the Philippines.

(2)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes, non-controlling interest, plus fixed charges. Fixed charges consist of interest expense, amortized discounts and capitalized expenses related to indebtedness, an estimate of interest within rental expense and preference security dividend requirements.

(3)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt).

(4)
At December 31, 2011 there were 48,244 and 30,983 shares of our redeemable series B preferred stock and series C preferred stock outstanding with an aggregate liquidation value of $64,292 and $44,641, respectively. Our redeemable series B and series C preferred stock accrue cumulative dividends at a rate of 12% and 16%, respectively, of the liquidation preference per share per annum. Our redeemable series B and series C preferred stock can be redeemed for cash at our option any time prior to maturity but are mandatorily redeemable for cash 91 days following the maturity of the notes. However, we may only make redemption payments to the extent we have the funds legally available and if permitted by the terms of our Senior Secured Credit Facility as amended, supplemented or refinanced. Our Senior Secured Credit Facility does not currently permit any such redemption payments.

(5)
As of December 31, 2011, there were 1,713,321 of exchangeable preferred shares of a subsidiary of SITEL Worldwide Corporation issued to the three stockholders of 1293220 Ontario Inc. under the terms of a support agreement between Customerone Holding Corporation (now SITEL Worldwide Corporation) and 1293220 Ontario Inc., dated December 17, 1998. The exchangeable preferred shares have no voting rights or other rights of redemption but are exchangeable for SITEL Worldwide class A voting shares, plus any dividends declared thereon at any time. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements, which are subject to numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” and “Forward-Looking Statements” of this annual report. Actual results may differ materially from those contained in any forward-looking statements.
Overview
We believe we are one of the world’s largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support and customer acquisition, retention and revenue generation services. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, IVR, and social media channels. We serve a broad range of industry end-markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance, public sector and healthcare.
We provide our clients with high quality customer care expertise customized for their specific end-markets in order to improve their interactions with their customers and, in turn, increase their return on customer investment. Our clients can reduce their customer care costs by leveraging our economies of scale and technology infrastructure, gaining access to our skilled labor force, and benefiting from our strategically located facilities in cost-effective labor markets throughout the world. Our clients can increase their revenues through improved customer satisfaction, increased retention, and more effective sales conversions. In addition, our services allow our clients to reduce capital expenditures, better manage working capital and transform fixed customer care-related costs into variable costs. We have worked closely with our clients through the global economic downturn to drive efficiency and effectiveness throughout their customer care operations. We have also provided many clients with social media-based customer relationship management solutions that enable our clients to see what their customers are saying about them and actually respond to customer requests, queries and comments on social media websites.
We are organized geographically and have two reporting segments: (1) “Americas,” which refers to North America, Latin America and Asia Pacific and (2) “EMEA,” which refers to Europe, the Middle East and Africa. Each reporting segment performs substantially the same services for clients.
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 36 languages through a network of over 120 customer contact centers and related facilities in 26 countries. We have approximately 43,000 employees based in the Americas and approximately 16,000 employees based in EMEA. Our blend of domestic, near-shore and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
For the years ended December 31, 2011 and 2010, we reported revenues of $1,415,969 and $1,340,545, respectively, representing an increase of 5.6%. Of our revenues for the year ended December 31, 2011, 42.1% were generated in EMEA and 57.9% were generated in Americas. We experienced quarterly revenue increases during the second, third, and fourth quarters of 2011, with the average increase being 2.0%. While new customer sales were consistent with 2010, the revenue increase was primarily due to a lower level of attrition and erosion during 2011, which we believe is a result of our focus on account management and customer satisfaction. Included within the increase for the year ended December 31, 2011 was approximately $23,700 of foreign exchange gains due to weakening of the US dollar in relation to the Euro.
Components of Revenues and Expenses
Revenues
We generate revenues from our clients through the provision of a wide array of services. Our services include the provision of customer service and technical support services to our clients’ customers as well as services that assist our clients in acquiring or retaining customers and generating revenue from customers. The majority of our services result from inbound telephonic contacts, but we are increasingly asked to provide services through other communication channels, including email, online chat, web, and IVR.
Revenues are recognized only when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured. We recognize revenues at the time services are performed based on the rate detailed in the client contract, such as per: minute, hour, month, employee, subscriber or user, or item basis for each transaction processed. A portion of revenues may be subject to performance standards, such as sales per hour, average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may result in bonuses or penalties, which are recognized as earned or incurred. Reward and penalty provisions rarely result in material changes to contract revenues.
We determine the price for our services based on a variety of factors including the complexity of the service, the contractual service levels and the cost of the labor to provide the service. The nature of our business is such that we generally compete with other outsourced service providers as well as the retained in-house operations of our clients. This can create pricing pressures and impact the rates we can charge in our contracts. We generally price our bids with a long-term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids, including inflation and foreign exchange assumptions.
Most of our contracts provide for terms ranging from one to three years. In addition, our client contracts typically allow for between 90 and 180 days advance notice of cancellation and include “claw-back” penalties, which allow us to recover certain start up costs we incur in the case of qualifying early terminations.
During the years ended December 31, 2011, 2010 and 2009, our largest 10 clients represented approximately 37.3%, 37.1% and 39.4% of revenues, respectively. No client represented more than 10% of our total 2011, 2010 or 2009 revenues.
Operating Expenses
Our operating expenses primarily consist of:

•	costs of services;

•	selling, general and administrative expenses;

•	depreciation and amortization of property and equipment;

•	amortization of intangible assets;

•	restructuring and exit charges;

•	losses or gains on foreign currency transactions;

•	impairment of goodwill and trade name charges; and

•	other expenses.
Of the foregoing, costs of services and selling, general and administrative expenses are our primary operating expenses, accounting collectively for over 90% of our revenues during 2011, 2010 and 2009. Each component of our operating expenses is described in further detail below.
Costs of Services.    Costs of services represent operating costs specifically associated with client programs. These costs, which include direct labor wages and benefits, telecommunication charges, and sales commissions, are primarily variable in nature. Costs of services represent 65.1%, 63.9% and 64.1% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively.
Direct labor costs (including payroll taxes and benefits) are the primary driver of our costs of services, representing approximately 95.3%, 95.8% and 95.6% of our costs of services for the years ended December 31, 2011, 2010 and 2009, respectively. As such, customer service representative wages have been and are expected to continue to be a key component of operating expenses.
Selling, General and Administrative Expenses (SG&A).    SG&A expenses represent overhead costs associated with support functions, such as finance, human resources, legal, IT, sales and marketing and senior management. Typically, costs of these support functions are wages and benefits, systems costs, trade costs, insurance, certain telecommunications costs, professional services and facilities costs. SG&A expenses are fixed in nature but a significant portion of these costs typically shift with revenues over time. The percentage of SG&A expenses to revenues was 26.2%, 27.1% and 27.2% for the years ended December 31, 2011, 2010 and 2009, respectively, and evidence the effective management of our cost structure through the challenging economic environment.
Depreciation and Amortization of Property and Equipment.    Our depreciation and amortization of property and equipment relates to capital expenditures, including leasehold improvements for new customer contact centers, and computers and related software which we own or license. We depreciate property and equipment on a straight-line basis over their estimated useful life.
Depreciation and amortization of property and equipment represent 2.7%, 2.8% and 3.4% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively.
Amortization of Intangible Assets.    Our intangible assets are primarily comprised of non-amortizable goodwill, trademarks and trade names and amortizable customer relationships, primarily related to our January 30, 2007 acquisition of Legacy SITEL. Our amortizable customer relationships have useful lives of four to seven years. Amortization of intangible assets respresent 0.9%, 1.2% and 1.1% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively.
Restructuring and Exit Charges.    Restructuring and exit charges consist of costs incurred in conjunction with reductions in our work force or decisions to exit facilities, including employee severance benefits and lease liabilities net of expected sublease rentals. Restructuring and exit charges represent 1.4%, 2.8% and 1.5% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively.
Loss (Gain) on Foreign Currency Transactions.    We are exposed to market risk from fluctuations in foreign currencies. Foreign currency transaction gains and losses primarily result from exchange rate fluctuations on intercompany transactions denominated in different currencies and the resulting revaluation of cash and other assets and liabilities. Although these settlements occur in multiple currencies, our most common fluctuations result from the translation of Philippine pesos, Euros, Indian rupees or Canadian dollars into U.S. dollars, as well as intra-European settlements translated to U.S. dollars.
Impairment of Goodwill and Trade Name.    At least annually or more frequently, as changes in circumstances indicate, we evaluate the estimated fair value of our goodwill and indefinite-lived intangibles. To the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we may be required to take goodwill impairment charges. In addition, an impairment charge is recorded if the carrying value of the intangible exceeds its estimated fair value. We did not record goodwill and trade name impairment charges for the years ended December 31, 2011 and 2010. For the year ended December 31, 2009 we recorded goodwill and trade name impairment charges of $46,199. Our combined goodwill and other intangible assets as of December 31, 2011 and 2010 totaled $167,675 and $180,948, respectively. We will continue to monitor the economic situations that could impact fair value of goodwill and/or other indefinite-lived intangibles and finite-lived intangibles.
Interest and Other Financing Costs
Interest and other financing costs consist primarily of interest charges under our Notes, interest charges under our Senior Secured Credit Facility and amortization of costs incurred in connection with the execution of and amendments to our Senior Secured Credit Facility. We recognized interest and other financing costs of 5.0%, 4.9% and 3.3% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively.
Provision for Income Taxes
Our income tax provision includes U.S. federal, state, local and foreign income taxes that are currently payable or recoverable, as well as, income taxes that are deferred. We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.
Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in certain tax jurisdictions. We weigh cumulative losses heavily in the overall assessment. We have established valuation allowances for future tax benefits related to net operating losses incurred in certain federal, state, and foreign tax jurisdictions. We expect to continue to record a valuation allowance on future tax benefits in certain tax jurisdictions until an appropriate level of profitability is sustained.
U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. We record interest and penalties related to uncertain tax positions as components of income tax expense. Determining the existence and amount of an uncertain tax position involves judgment as to the interpretation of tax laws and the application of those tax laws to the particular facts. We regularly evaluate current information available to us to determine whether such accruals for uncertain tax positions should be adjusted. Given the judgment involved and inherent uncertainty in the resolution of uncertain tax positions, our actual income tax liability for such positions may be different than the accruals established.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Year Ended December 31,
	2011	2010	Dollar Change	Percentage Change
	(U.S. dollars, in thousands)
Statement of Operations Data:
Revenues:
Americas	$819,299	$770,261	$49,038	6.4%
EMEA	596,670	570,284	26,386	4.6%
Total revenues	1,415,969	1,340,545	75,424	5.6%
Operating expenses:
Costs of services:
Americas	495,877	455,272	40,605	8.9%
EMEA	425,260	401,191	24,069	6.0%
Total costs of services	921,137	856,463	64,674	7.6%
Selling, general and administrative expenses:
Americas	228,300	212,991	15,309	7.2%
EMEA	142,311	150,186	(7,875)	(5.2)%
Total selling, general and administrative expenses	370,611	363,177	7,434	2.0%
Depreciation and amortization of property and equipment	38,902	37,346	1,556	4.2%
Amortization of intangible assets	13,272	15,523	(2,251)	(14.5)%
Restructuring and exit charges	20,048	38,065	(18,017)	(47.3)%
Loss on foreign currency transactions	2,112	4,628	(2,516)	(54.4)%
Impairment and loss on disposal of capital assets	634	179	455	254.2%
Other expense (income), net	1,169	(285)	1,454	(510.2)%
Operating income	48,084	25,449	22,635	88.9%
Interest and other financing costs, net	70,690	65,775	4,915	7.5%
Loss on extinguishment of debt, net	—	3,019	(3,019)	—
Loss before income taxes	(22,606)	(43,345)	20,739	(47.8)%
Income tax provision (benefit)	9,179	(4,488)	13,667	(304.5)%
Net loss	$(31,785)	$(38,857)	$7,072	(18.2)%
Revenues
Revenues increased $75,424 or 5.6% to $1,415,969 for the year ended December 31, 2011 as compared to $1,340,545 for the year ended December 31, 2010. Our reporting segments experienced proportionately similar increases in revenues. Revenues in Americas increased $49,038 or 6.4% to $819,299 for the year ended December 31, 2011 as compared to $770,261 for the year ended December 31, 2010. Revenues in EMEA increased $26,386 or 4.6% to $596,670 for the year ended December 31, 2011 as compared to $570,284 for the year ended December 31, 2010.
Revenue increases in 2011 were primarily attributable to approximately $6,000 in net growth of existing client campaigns combined with new wins of approximately $106,000, 79% of which came from existing clients. We believe the substantial growth from existing clients is being largely driven by our focus on account management, customer satisfaction and retaining revenue of existing clients. Additionally, approximately $23,700 of the increase in revenues was due to foreign exchange translation related to the weakening US dollar in relation to the Euro.
These increases were partially offset by approximately $60,400 of attrition, of which approximately $34,000 related to client losses in 2010.
Operating Expenses
Costs of Services
Costs of services increased $64,674 or 7.6% to $921,137 for the year ended December 31, 2011 as compared to $856,463 for the year ended December 31, 2010. Costs of services for the year ended December 31, 2011 increased as a result of the aforementioned increase in revenues for 2011. Cost of services as a percentage of sales increased 1.9% due primarily to market pressures, particularly in the technology and utilities industries.
Our gross margin for the year ended December 31, 2011 decreased 1.2 percentage points to 34.9% of revenues, compared to 36.1% of revenues for the year ended December 31, 2010. Gross margin for Americas and EMEA for the year ended December 31, 2011 was 39.5% and 28.7%, respectively, compared to 40.9% and 29.7%, respectively, for the year ended December 31, 2010. Challenging market conditions and unstable economic conditions have contributed to this decline.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses increased $7,434 or 2.0% to $370,611 for the year ended December 31, 2011 as compared to $363,177 for the year ended December 31, 2010. SG&A declined in EMEA compared to an increase in the Americas. SG&A expenses in Americas increased $15,309 or 7.2% to $228,300 for the year ended December 31, 2011 as compared to $212,991 for the year ended December 31, 2010 primarily due to growth and investment spent on process improvements and market initiatives which are not present in the prior year. SG&A expenses in EMEA decreased $7,875 or 5.2% to $142,311 for the year ended December 31, 2011 as compared to $150,186 for the year ended December 31, 2010.
The $7,434 increase was primarily driven by approximately $10,900 increased investment in our infrastructure.  The investments were primarily in the Americas region, and include investment in new facilities, global standardization initiatives, global marketing and our employees.  In addition, approximately $6,300 of the increase related to the weakening of the US dollar in relation to the Euro.

These increases were partially offset by approximately $10,300 in IT savings related to rationalization of our IT footprint and renegotiation of contracts across both segments.  Further cost rationalizations relating to the 2010 restructuring plan in EMEA also drove decreases in that segment.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment increased $1,556 or 4.2% to $38,902 for the year ended December 31, 2011 as compared to $37,346 for the year ended December 31, 2010. The increase in depreciation and amortization of property and equipment is primarily due to increased investments in fixed assets in 2011 and an adjustment to amortization expense on leasehold improvements as described in Note 1 of the audited Consolidated Financial Statements for the year ended December 31, 2011, included in Item 8 of this report.
Amortization of Intangible Assets
Amortization of intangible assets decreased $2,251 or 14.5% to $13,272 for the year ended December 31, 2011 as compared to $15,523 for the year ended December 31, 2010. This decrease primarily relates to certain customer relationship intangibles becoming fully amortized.
Restructuring and Exit Charges
Restructuring and exit charges decreased $18,017 to $20,048 for the year ended December 31, 2011 as compared to $38,065 for the year ended December 31, 2010.

The restructuring plan for the year ended December 31, 2011 (the "2011 Plan") is in response to reduced volumes stemming from continuing economic instability, primarily in EMEA. The 2011 Plan consisted of workforce reductions and site closures. Information regarding the 2011 Plan and the restructuring and exit charges of $20,048 for the year ended December 31, 2011 is summarized below:

(dollar amounts in $millions)
Headcount reduction	1,826
Sites eliminated	6
Estimated annualized cash savings	$24,177

Restructuring and exit charges related to the 2011 Plan	$14,973
Restructuring and exit charges related to restructuring plans from earlier years	$5,075
Total restructuring and exit charges for the year ended December 31, 2011	$20,048
Restructuring expense for the year ended December 31, 2011 included severance costs of $15,455 and facility exit and other costs totaling $4,593, which are primarily ongoing lease and other contractual obligations. The estimated annualized cash savings will be substantially offset by anticipated reductions in revenues. We estimate that approximately $5.1 million of cash payments related to the 2011 Plan will be made from 2012 through 2016 as the related leases expire.
Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions in the amount of $2,112 for the year ended December 31, 2011 as compared to a loss of $4,628 for the year ended December 31, 2010. The change was primarily related to foreign exchange rate fluctuations.
Interest and Financing Costs
Interest and other financing costs increased $4,915 or 7.5% to $70,690 for the year ended December 31, 2011 as compared to $65,775 for the year ended December 31, 2010. Increases in interest and financing costs in 2011 were primarily attributable to a full year of interest paid in 2011 on the Notes and higher average debt outstanding during the year. These increases were partially offset by the lower interest rate obtained from the recent amendment of our interest rate swap.
Loss on Extinguishment of Debt
We recognized a $3,019 loss relating to extinguishment of debt for the year ended December 31, 2010 as a result of the partial pay down of our senior secured term loans with the proceeds from the offering of the Notes. For a further description of our loss on extinguishment of debt, refer to Note 8 to our audited Consolidated Financial Statements for the year ended December 31, 2011, included in Item 8 of this report. No such loss was recorded in 2011.

Income Tax Provision (Benefit)
We recognized an income tax provision of $9,179 for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2011 was (40.6)%. The effective tax rate for the year ended December 31, 2011 differed from the statutory rate due to increases in valuation allowances primarily related to operating losses, foreign dividends and interest and nondeductible expenditures. We have recognized tax expense on a consolidated book loss because we recognize tax expense in certain profitable jurisdictions which cannot be offset by tax benefit in loss jurisdictions due to the existence of valuation allowances in these jurisdictions.
In 2011, we released valuation allowances on the deferred tax assets of our Australian, Denmark and Brazilian subsidiaries during the first, second and third quarters of 2011, respectively, resulting in a discrete benefit of $9,145. Management concluded that strong first quarter performance coupled with cumulative profitability overcame historic inconsistent financial performance to warrant the release of the valuation allowance on the deferred tax assets of our Australian subsidiary while our Denmark and Brazilian subsidiaries demonstrated the same facts during the second and third quarters, respectively.  During the third quarter, we also established a valuation allowance on the deferred tax assets of our German subsidiary as management concluded that the historic profitability of the subsidiary could no longer justify the recognition of the deferred tax assets, resulting in discrete expense of $8,836.
We have significant deferred tax assets in many of the jurisdictions in which we operate. Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain foreign and U.S. state and local jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such goals can be achieved and sustained throughout 2012, we may release all or a portion of the remaining valuation allowance as early as the first half of 2012 with respect to these operations. Such release would have a positive impact on our income tax expense and net income in the period of release.

We have not recorded deferred U.S. income tax liabilities of $26,686 and $15,846 applicable to undistributed earnings of $76,257 and $46,460 at December 31, 2011 and 2010, respectively, related to certain foreign subsidiaries as these undistributed earnings are indefinitely reinvested in foreign operations. We continuously review the assertion for indefinitely reinvested earnings in line with our global cash strategy. Based on forecasted cash needs, no changes to the assertion are necessary.
For the year ended December 31, 2010, we recognized a $4,488 benefit for income taxes. The effective tax rate for the year ended December 31, 2010 was 10.4%. The income tax provision differed from the statutory rate due to increases in valuation allowances primarily related to operating losses, foreign dividends and interest and nondeductible expenditures, partially offset by decreases in our tax reserves related to settlements with taxing authorities.
The provision for income taxes increased to $9,179 for the year ended December 31, 2011 from an income tax benefit of $4,488 for the year ended December 31, 2010 primarily due to favorable resolutions of uncertain tax positions in 2010 not present in 2011 in the amount of $8,478 and the release of valuation allowances on the state and local deferred tax assets of our U.S. company in 2010 in the amount of $4,137.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Year Ended December 31,
	2010	2009	Dollar Change	Percentage Change
	(U.S. dollars, in thousands)
Statement of Operations Data:
Revenues:
Americas	$770,261	$886,912	$(116,651)	(13.2)%
EMEA	570,284	671,255	(100,971)	(15.0)%
Total revenues	1,340,545	1,558,167	(217,622)	(14.0)%
Operating expenses:
Costs of services:
Americas	455,272	524,957	(69,685)	(13.3)%
EMEA	401,191	473,627	(72,436)	(15.3)%
Total costs of services	856,463	998,584	(142,121)	(14.2)%
Selling, general and administrative expenses:
Americas	212,991	242,537	(29,546)	(12.2)%
EMEA	150,186	181,844	(31,658)	(17.4)%
Total selling, general and administrative expenses	363,177	424,381	(61,204)	(14.4)%
Depreciation and amortization of property and equipment	37,346	53,643	(16,297)	(30.4)%
Amortization of intangible assets	15,523	17,074	(1,551)	(9.1)%
Restructuring and exit charges	38,065	23,763	14,302	60.2%
Loss on foreign currency transactions	4,628	5,301	(673)	(12.7)%
Impairment and loss on disposal of capital assets	179	1,728	(1,549)	(89.6)%
Impairment of goodwill and trade name	—	46,199	(46,199)	(100.0)%
Other expense (income), net	(285)	240	(525)	(218.8)%
Operating income (loss)	25,449	(12,746)	38,195	(299.7)%
Interest and other financing costs, net	65,775	50,872	14,903	29.3%
Loss on extinguishment of debt, net	3,019	—	3,019	—
Loss before income taxes	(43,345)	(63,618)	20,273	(31.9)%
Income tax provision (benefit)	(4,488)	13,371	(17,859)	(133.6)%
Net loss	$(38,857)	$(76,989)	$38,132	(49.5)%

Revenues
Revenues decreased $217,622 or 14.0% to $1,340,545 for the year ended December 31, 2010 as compared to $1,558,167 for the year ended December 31, 2009. Our reporting segments experienced proportionately similar declines in revenues. Revenues in Americas decreased $116,651 or 13.2% to $770,261 for the year ended December 31, 2010 as compared to $886,912 for the year ended December 31, 2009. Revenues in EMEA decreased $100,971 or 15.0% to $570,284 for the year ended December 31, 2010 as compared to $671,255 for the year ended December 31, 2009.
Revenue decreases in 2010 were primarily attributable to:

•	approximately $230,000 of attrition of existing client programs, of which approximately $212,000 was carryover from 2009, with the remainder being new attrition during 2010;

•
Approximately $151,000 softer volume in certain end-markets (particularly telecommunications, wireless and media and entertainment), stemming from the global economic recession and related competitive pricing pressures; and

•	Approximately $14,000 of negative impact in comparison to prior year based on changes in foreign currency exchange rates;
partially offset by:

•
Approximately $176,000 in incremental revenues from new customers and new campaigns. As in prior years, most of our new revenues in 2010 came from expanding the breadth of our relationships with existing customers (new campaigns, new countries, and/or new services as distinguished from normal growth in existing activities). In 2010, about 23% of our incremental revenues came from new customers who were not using our services previously.

Operating Expenses
Costs of Services
Costs of services decreased $142,121 or 14.2% to $856,463 for the year ended December 31, 2010 as compared to $998,584 for the year ended December 31, 2009. Costs of services for the year ended December 31, 2010 declined as a result of the aforementioned decline in revenues for 2010 and was relatively consistent as a percentage of sales in both years.
Our gross margin for the year ended December 31, 2010 improved 0.2 percentage points to 36.1% of revenues, compared to 35.9% of revenues for the year ended December 31, 2009. Gross margin for Americas and EMEA for the year ended December 31, 2010 was 40.9% and 29.7%, respectively, compared to 40.8% and 29.4%, respectively, for the year ended December 31, 2009.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses decreased $61,204 or 14.4% to $363,177 for the year ended December 31, 2010 as compared to $424,381 for the year ended December 31, 2009. SG&A declined more significantly in EMEA compared to the Americas. SG&A expenses in Americas decreased $29,546 or 12.2% to $212,991 for the year ended December 31, 2010 as compared to $242,537 for the year ended December 31, 2009. SG&A expenses in EMEA decreased $31,658 or 17.4% to $150,186 for the year ended December 31, 2010 as compared to $181,844 for the year ended December 31, 2009.
The $61,204 decrease was primarily driven by the cost reduction programs begun in 2009 and completed in 2010, which resulted in the following reductions:

•	$22,900 in SG&A labor expenses;

•	$9,100 in SG&A occupancy expenses;

•	$4,800 in SG&A telecommunication expenses;

•	$4,700 in SG&A professional services expenses;

•	$4,500 in SG&A computer-related expenses; and

•	$15,200 in all other SG&A expenses.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment decreased $16,297 or 30.4% to $37,346 for the year ended December 31, 2010 as compared to $53,643 for the year ended December 31, 2009. The decrease in depreciation and amortization of property and equipment was primarily the result of assets becoming fully depreciated and our low level of capital expenditures in 2010 and 2009.
Amortization of Intangible Assets
Amortization of intangible assets decreased $1,551 or 9.1% to $15,523 for the year ended December 31, 2010 as compared to $17,074 for the year ended December 31, 2009. This decrease primarily relates to a $4,100 customer relationship intangible that became fully amortized during 2009.
Restructuring and Exit Charges
Restructuring and exit charges increased $14,302 to $38,065 for the year ended December 31, 2010 as compared to $23,763 for the year ended December 31, 2009.
In response to reduced volumes stemming from the recent global economic downturn and the likelihood of a prolonged and sluggish recovery period, management initiated a restructuring plan for the year ended December 31, 2010 (the “2010 Plan”). The 2010 Plan consisted of workforce reductions and several site closures. Information regarding the 2010 Plan and the restructuring and exit charges of $38,065 for the year ended December 31, 2010 is summarized below:

(dollar amounts in $millions)
Headcount reduction	1,135
Sites eliminated	26
Estimated annualized cash savings	$32,500

Restructuring and exit charges related to the 2010 Plan	$38,339
Restructuring and exit charges related to restructuring plans from earlier years	$(274)
Total restructuring and exit charges for the year ended December 31, 2010	$38,065
Restructuring expense for the year ended December 31, 2010 included severance costs of $30,849 and facility exit and other costs totaling $7,216, which are primarily ongoing lease and other contractual obligations.
In response to the need to rationalize facility and labor costs, streamline our operations to align resources to support growth and to shift the geographic mix of some of our resources, management initiated a restructuring plan for the year ended December 31, 2009 (the “2009 Plan”). The 2009 Plan consisted of workforce reductions and several site closures. Information regarding the 2009 Plan and the restructuring and exit charges of $23,763 for the year ended December 31, 2009 is summarized below:

(dollar amounts in $millions)
Headcount reduction	233
Sites eliminated	6
Estimated annualized cash savings	$28,000

Restructuring and exit charges related to the 2009 Plan	$23,249
Restructuring and exit charges related to restructuring plans from earlier years	$514
Total restructuring and exit charges for the year ended December 31, 2009	$23,763
Restructuring expense for the year ended December 31, 2009 included severance costs of $13,704 and facility exit and other costs totaling $10,059, which are primarily ongoing lease and other contractual obligations.
Loss on Foreign Currency Transactions
The amounts for loss on foreign currency transactions were similar for the years ended December 31, 2010 and 2009. We recognized a loss on foreign currency transactions in the amount of $4,628 for the year ended December 31, 2010 as compared to a loss of $5,301 for the year ended December 31, 2009.
Impairment of Goodwill and Trade Name
We did not record goodwill and trade name impairments charges for the year ended December 31, 2010 vs. a charge of $46,199 in the year ended December 31, 2009, which was attributable to a write down of goodwill from lower activity levels in the EMEA region.

In the second quarter of 2009, due to significant declines in historical and forecasted revenues and profitability, we conducted a test of our goodwill amounts. We estimated fair value of our reporting units to determine if the carrying value of the reporting units was greater than their estimated fair value. The estimation was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital. Significant assumptions included in our estimate of future cash flows included forecasted revenues by reporting units and the related costs of services, gross margin and SG&A. We then used a public company model (which uses peer group valuation metrics) to confirm the measurements. As a result of our tests, we determined that the estimated fair value of the EMEA reporting unit was less than its carrying value, and we took goodwill impairment charges of $46,199 related to EMEA.
Interest and Financing Costs
Interest and other financing costs increased $14,903 or 29.3% to $65,775 for the year ended December 31, 2010 as compared to $50,872 for the year ended December 31, 2009. Increases in interest and financing costs in 2010 were primarily attributable to higher weighted average interest rates resulting from the issuance of the Notes at a fixed interest rate of 11.50%, as well as the amortization of the related deferred financing costs and, to a lesser extent, increases in average debt outstanding.
Loss on Extinguishment of Debt
We recognized a $3,019 loss relating to extinguishment of debt for the year ended December 31, 2010 as a result of the partial pay down of our senior secured term loans with the proceeds from the offering of the Notes. For a further description of our loss on extinguishment of debt, refer to Note 8 to our audited Consolidated Financial Statements for the year ended December 31, 2010 included in Item 8 of this Report.

(Benefit) Provision for Income Taxes
We recognized an income tax benefit of $4,488 for the year ended December 31, 2010. The effective tax rate for the year-ended December 31, 2010 was 10.4%. The income tax provision differed from the statutory rate due to increases in valuation allowances primarily related to operating losses, foreign dividends and interest and nondeductible expenditures, partially offset by decreases in our tax reserves primarily related to settlements with taxing authorities.
We recognized a $13,371 million provision for income taxes for the year ended December 31, 2009. The effective tax rate for the year-ended December 31, 2009 was (21%). The income tax provision differed from the statutory rate primarily due to the non-deductible nature of the charge related to the impairment of goodwill and our trade name, increases in valuation allowances primarily related to historical operating losses, and increases in our tax reserves related to current year tax positions.
The provision for income taxes decreased to a benefit of $4,488 for the year-ended December 31, 2010 from income tax expense of $13,371 for the year-ended December 31, 2009 primarily due to favorable resolutions of uncertain tax positions in 2010 not present in 2009 in the amount of $8,478 and, the establishment of valuation allowances on deferred tax assets of our French, Canadian, Spanish and United Kingdom subsidiaries in the amount of $8,600 in 2009 not present in 2010.
Client Concentration
During the years ended December 31, 2011, 2010 and 2009, our largest 10 clients represented approximately 37.3%, 37.1% and 39.4% of revenues, respectively. No client represented more than 10% of our total 2011, 2010 or 2009 revenues.

Liquidity and Capital Resources
We manage a centralized global treasury function in the United States with a particular focus on concentrating and safeguarding our global cash and cash equivalent reserves. While we generally prefer to hold U.S. dollars, we maintain adequate cash in the functional currency of our foreign subsidiaries to support local operating costs. We protect our cash reserves by maintaining sound cash management practices, relationships with reputable banking partners, and low-risk investments. We continuously review our assertion for indefinitely reinvested earnings in line with our global cash strategy. Based on forecasted cash needs, no changes to our assertion are necessary at this time.
Our principal sources of liquidity have been net cash provided by operating activities, borrowings under our Senior Secured Credit Facility and proceeds from our issuance of the Notes and equity. We expect that these will continue to be our principal sources of cash in the future. Our principal uses of cash have included debt service, capital expenditures, and the financing of working capital. We expect that these will continue to be our principal uses of cash in the future. We anticipate a decrease in interest expense due to the recent amendment of our interest rate swap, partially offset by the increased interest rate on our extended Term Loans and Revolvers.
Subject to a decline in our operating performance (which would adversely affect the availability of funds), we believe that cash generated from operations and borrowings under our Senior Secured Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments until the expiration of the un-extended portions of our revolvers (which total approximately $54,000) in January 2013. While we believe we will be able to extend a sufficient portion of the un-extended revolvers or refinance our Senior Secured Credit Facility prior to the expiration of such revolvers in January 2013 to fund our continuing cash and capital needs, this can not be assured.
If we are not able to extend the maturity date of our maturing revolving lines of credit, we will take actions within our control, to adjust our growth initiatives and otherwise reduce or delay certain capital and operational expenses.  We believe these actions will be sufficient to allow us to operate the business with a reduction in the revolvers expiring in January 2013.
The amount of capital required over the next 12 months will also depend on our levels of investment in infrastructure necessary to maintain, upgrade, or replace existing assets or to develop new customer contact centers. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing or reduce certain capital and other expenditures.
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
During the year ended December 31, 2011, fixed asset capital expenditures and other related investments totaled $40,258. The capital expenditure line item includes the following categories: facilities and information technology repair and maintenance, growth, retention and incremental new sites. It is anticipated that total 2012 capital expenses will be consistent with 2011 spending levels.
The maximum capital expenditures covenant in our Senior Secured Credit Facility limits our annual capital spending, cash restructuring in excess of $10,000 and our acquisition expenses in excess of $10,000, to a pre-established limit for each year and allows for carryover of unused spend.
As of December 31, 2011, our total cash and cash equivalents and indebtedness were $19,337 and $700,784, respectively. This compares with $29,894 and $656,274 as of December 31, 2010. Adjusted working capital was $107,482 at December 31, 2011, compared to $91,155 at December 31, 2010, an increase of $16,327. These fluctuations are explained in the Cash Flow comparisons.
Cash Flows
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Year Ended December 31,		Increase (Decrease) to Net Cash Flow
	2011	2010	Amount
Cash provided by (used in):
Operating activities	$(9,968)	$891	$(10,859)
Investing activities	(39,465)	(28,562)	(10,903)
Financing activities	39,727	30,949	8,778

During 2011, cash decreased $10,557 from $29,894 in 2010 to $19,337 in 2011. The decrease was primarily driven by cash flows used in operating activities of $9,968, capital expenditures of $40,258 (primarily computer software and equipment), capital lease activity of $1,567, payment of interest rate swap and debt related costs of $3,618 and effects of foreign exchange on cash of $851 offset by proceeds from our increased revolver debt of $46,596 and proceeds from the sale of disposal of fixed assets of $793.
Cash used in operating activities decreased $10,859 from cash provided by operating activities of $891 in 2010 to cash used in operating activities of $9,968 in 2011. The decrease was due to a net decrease in cash flows from operating assets and liabilities of $24,666 partially offset by a $7,072 decrease in net loss and a $13,241 increase in non-cash reconciling items such as depreciation and amortization, deferred income taxes, non-cash derivative activity, non-cash interest and dividend expense and impairment of property and equipment. The decrease in cash flows from operating assets and liabilities was principally a result of an increase in accounts receivable of $35,951 (due to revenue growth), a decrease in accrued expenses of $15,398 (including restructuring expenses), partially offset by an increase in prepaids and other assets of $21,117 and Other noncurrent liabilities of $10,737.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Year Ended December 31,		Increase (Decrease) to Net Cash Flow
	2010	2009	Amount
Cash provided by (used in):
Operating activities	$891	$59,456	$(58,565)
Investing activities	(28,562)	(23,155)	(5,407)
Financing activities	30,949	(57,688)	88,637
Operating Activities
Cash from operations decreased to $891 in 2010 compared to $59,456 in 2009. The $58,565 decrease was primarily driven by:

•
a $34,838 decrease in cash provided by accounts receivable (to a $21,727 provision of cash in 2010 from a $56,565 provision of cash in 2009). During 2009, we benefited from a significant improvement in our collections of accounts receivable, which reduced our days sales outstanding to approximately 58 at December 31, 2009 from approximately 64 at December 31, 2008, providing a one-time increase in our cash provided by accounts receivable. At December 31, 2010 we maintained our days sales outstanding at approximately 58, which resulted in the smaller provision of cash from accounts receivable when compared to the one-time increase in 2009;

•	a $17,091 decrease in cash provided by other noncurrent liabilities, primarily due to reductions in our unrecognized tax benefits;

•	a $20,729 decrease in income before noncash items, to $5,655 in 2010 from $26,384 in 2009; and

•	a $8,516 decrease in cash provided by prepaids and other assets to $18,719 in 2010 from $10,203 in 2009;
partially offset by:

•	a $10,691 increase in cash provided by the net proceeds of sales of marketable securities; and

•	a $11,918 increase in cash provided by accounts payable and accrued liabilities.
Investing Activities
We used cash in investing activities of $28,562 during 2010 compared to $23,155 during 2009, primarily related to purchases of property and equipment. The $5,407 increase in cash used in investing activities was primarily related to a $5,300 increase in capital spending as we began to recover from the historically low levels of capital spending in 2009.
Financing Activities
We generated $30,949 in financing activities in 2010 compared to cash used in financing activities of $57,688 in 2009. During 2010, we received net proceeds from the offering of the Notes (after original issue discount "OID"), which we used to partially pay down our existing term loans and revolvers. The $30,949 in cash provided by financing activities was primarily the result of a $38,200 increase in total debt excluding capital leases, to $646,213 as of December 31, 2010 compared to $608,040 as of December 31, 2009, offset by payments of debt issuance costs of $8,203.
We used cash in financing activities of $57,688 during 2009, primarily as a result of the reductions in borrowings under our revolving credit facility of $44,000 as well as the $13,700 acquisition of the remaining non-owned interest in the India JV.

Contractual Obligations and Commercial Commitments
The following table represents our contractual commitments associated with our debt and other contractual obligations as of December 31, 2011.

	Payments Due By Period
Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
	(dollars in thousands)
Long-term debt obligations(1)	$—	$167,515	$7,439	$524,397	$699,351
Interest obligation(2)	63,699	117,263	101,643	44,462	327,067
Capital lease obligations(3)	4,273	4,496	2,202	—	10,971
Operating lease obligations(4)	59,565	63,776	24,296	7,665	155,302
Purchase commitments(5)	36,005	52,655	3,166	—	91,826
Total(6)	$163,542	$405,705	$138,746	$576,524	$1,284,517

(1)
Represents principal on our Senior Secured Credit Facility and the Notes. For further information on our long-term debt obligations, see Note 8 to our audited Consolidated Financial Statements for the year ended December 31, 2011. As of December 31, 2011, we had outstanding borrowings of $46,596 under our revolvers which provide for aggregate borrowings of up to $85.0 million, less $944 of letters of credit outstanding for a total availability of $37,460 as of December 31, 2011. The actual amounts of interest and payments under our revolvers will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period.

(2)
Represents interest payments on our Senior Secured Credit Facility as well as the Notes. Because we have hedged $350,000 of our outstanding term loan borrowings through an interest rate swap agreement expiring December 2016, the interest payments reflected above for that $350,000 are based on the swap rate of 2.3% through the expiration date of that agreement, rather than the interest rate of the term loans. Effective March 31, 2012, the notional amount will decrease to $175,000. Variable interest rates under our Senior Secured Credit Facility have been assumed to remain constant through the end of the term. For further information, see Notes 8 and 15 to our audited Consolidated Financial Statements for the year ended December 31, 2011, included in Item 8 of this report.

(3)
Consists of payments under our capital leases for certain equipment. For further information, see Note 13 to our audited Consolidated Financial Statements for the year ended December 31, 2011, included in Item 8 of this report.

(4)
Represents payments under our non-cancelable operating leases for various property and equipment. For further information, see Note 13 to our Audited Consolidated Financial Statements for the year ended December 31, 2011.

(5)	Consists primarily of contractual obligations to purchase goods or services, primarily telecommunications services, which are enforceable and legally binding on us.

(6)
Because we are uncertain as to when and if cash settlement may occur, this table does not reflect our net long-term liability of $31,500 related to uncertain tax positions. See Note 10 of the audited Consolidated Financial Statements for the year ended December 31, 2011, included in Item 8 of this report.

The Notes
On March 18, 2010, Sitel Finance and SITEL, LLC issued the Notes having an aggregate principal amount of $300,000 with an original issuance discount of $7,638. The Notes are general unsecured obligations of SITEL Worldwide Corporation and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Notes. The Notes are guaranteed by our domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1. Proceeds from the Notes offering were used to pay down approximately $231,600 of the Term Loans and 100% of the outstanding balance on the Revolvers, both of which are discussed further below.
We are not required to make mandatory redemptions or sinking fund payments with respect to the Notes; however at any time prior to April 1, 2013, the issuers of the Notes may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Notes with the net proceeds of certain equity offerings at 111.5%. Prior to April 1, 2014, the Notes may be redeemed in part of in full at a redemption price equal to 100% of the principal amount of the Notes, plus a make-whole premium calculated in accordance with the indenture governing the Notes and accrued and unpaid interest. On or after April 1, 2014, the Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 105.750% prior to April 1, 2015; 102.875% on or after April 1, 2015, but prior to April 1, 2016; and 100% on or after April 1, 2016.

The indenture governing the Notes contains customary covenants and restrictions on the activities of SITEL, LLC, Sitel Finance and SITEL, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of SITEL, LLC's assets. Certain of these covenants will be suspended if the Notes are assigned an investment grade rating by both Standard & Poor's Rating Services and Moody's Investor Service, Inc. and no default has occurred or is continuing. If either rating on the Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated.
As a result of the partial pay down of the Term Loans, we recorded a loss on extinguishment of debt of $3,019, consisting of fees paid of $2,648 and write off of deferred financing fees of $371. Additionally, there is an OID associated with the Notes of $7,638, and we deferred debt issuance costs relating to the Notes of $8,203, both of which will be amortized over the term of the Notes.
2007 Senior Secured Credit Facility
Overview
On January 30, 2007, we entered into a Senior Secured Credit Facility among a syndicate of banks with Goldman Sachs Credit Partners L.P. as joint lead arranger, joint bookrunner, administrative agent and collateral agent and GE Capital Markets, Inc. as joint lead arranger and joint bookrunner. The Senior Secured Credit Facility originally provided for total available borrowings in an aggregate principal amount of approximately $760,000, which includes $85,0000 of revolvers maturing on January 30, 2013, consisting of a $50,000 U.S. revolver, a $7,000 Canadian revolver (made available in Canadian dollars) and a $28,000 U.K. revolver (made available in Euro and British pound sterling), and $675,000 of term loans maturing on January 30, 2014, consisting of a $550,000 U.S. term loan, a €51,447 Euro term loan, and a £30,000 British pound sterling term loan. SITEL, LLC is the borrower under the U.S. term loan and the U.S. revolver, ClientLogic Holding Limited is the borrower under the Euro term loan, the British pound sterling term loan and the U.K. revolver, and SITEL Canada Corporation (formerly known as ClientLogic Canada Corporation) is the borrower under the Canadian revolver. We used the proceeds from the Senior Secured Credit Facility to repay our August 2006 credit facility and to fund acquisitions, including the acquisition of Legacy SITEL on January 30, 2007.
As of December 31, 2011, we had an aggregate of $399,351 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $352,755 of term loan borrowings. Our Term Loans consisted of approximately $286,740 outstanding on the U.S. term loan, $38,932 outstanding on the Euro term loan, and $27,083 oustanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $944 as of that date. As of December 31, 2011, we had $46,596 of borrowings outstanding and $37,460 available for additional borrowings under our Revolvers.
First Amendment
On December 9, 2008, we entered into the first amendment to our Senior Secured Credit Facility (the "First Amendment") which, among other matters, modified applicable interest rates, certain negative covenants and financial covenant thresholds. In addition, the First Amendment permitted us to offer to purchase the outstanding Term Loans at a discount to par using a portion of the net proceeds we received from the sales of our series C preferred stock we completed in 2008. We received approximately $29,600 through the issuance of series C preferred stock which was a condition to entering into the First Amendment. As required under the First Amendment, we offered to purchase Term Loans under the Senior Secured Credit Facility, and in December 2008, we purchased $27,047 of outstanding principal under the Term Loans for $15,000, which Term Loans were subsequently cancelled and retired.
Second Amendment
In April 2009, we entered into the second amendment to our Senior Secured Credit Facility which effected a technical amendment clarifying certain terms governing minimum borrowing amounts under certain interest rates including London Interbank Offer Rate (“LIBOR”).
Third Amendment
In February 2010, we entered into a third amendment to the Senior Secured Credit Facility (the "Third Amendment") to, among other things, permit the issuance of the Notes, improve the terms of mandatory prepayment requirements, and modify our leverage covenant and interest coverage covenant.

Fourth Amendment
During the second quarter of 2011, we entered into the fourth amendment to the Senior Secured Credit Facility (the "Fourth Amendment") to, among other things, allow flexibility to refinance or prepay the non-extended portions of the Term Loans prior to the extended portions, and to refinance, extend or replace the Revolvers and Term Loans; increase the Senior Secured Leverage Ratio covenant levels; and decrease the Minimum Interest Coverage Ratio covenant levels.
Interest
The non-extended Term Loans mature in January 2014. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.3% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the non-extended Term Loans is based, at our option, on floating LIBOR plus the applicable margin of 5.5%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 4.5%. Interest on the extended portion of the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75% or the higher of (i) the federal funds rate plus 0.5% or (ii) the banks’ prime rate, plus the applicable margin of 5.75%. Interest on the extended portion of the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the extended portion of the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for the notional amount of $350,000 against our Term Loans that was based on a rate of 4.9% versus three month LIBOR for the first nine months of 2011. In November 2011, we amended our interest rate swap agreement to reduce the rate to 2.3% , effective September 30, 2011, and to reduce the notional amount to $175,000 as of March 31, 2012.
The non-extended Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended Canadian revolver is based on the Banker's Acceptance Rate plus the applicable margin of 4.5%. Interest on the non-extended U.K. revolver is based on LIBOR plus the applicable margin of 5.5%. Interest on the non-extended U.S. revolver is based on the prime rate plus the applicable margin of 4.5%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the U.K. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75% or EURIBOR plus the applicable margin of 6.75%.
At December 31, 2011, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 10.5%. At December 31, 2011, the weighted average rate on the revolvers was 7.6%. Specified interest rates for the Euro term loan and Canadian term loan are as described in the Senior Secured Credit Facility.
Prepayments
Beginning on April 2, 2007, our Term Loans began amortizing in equal quarterly installments of $1,700 with the balance payable at maturity. We may be required to prepay certain amounts under the Senior Secured Credit Facility should we initiate specified transactions, including certain issuances of equity, sale of certain assets or receipt of certain insurance proceeds, or additional debt issuances if not otherwise extended as well as from certain percentages of any excess cash flow. We may voluntarily prepay all or part of the term loan under certain conditions. Amounts borrowed under the Term Loans that are repaid or prepaid may not be re-borrowed. Amounts repaid under our Revolvers may be re-borrowed, as long as the total commitment under the Revolvers is not permanently reduced.
On April 2, 2007, we made our first quarterly installment of $1,700. On April 30, 2007, we received an equity investment of $32,600. Our Senior Secured Credit Facility required us to use 50% of such equity proceeds to prepay the Term Loans. As such, we repaid $16,300 against the Term Loans and, as a result, we were not required to make quarterly principal installments on the Term Loans until September 2009. In addition, in September 2008, we made a voluntary prepayment on the Term Loans of $31,500 using proceeds from a $31,500 convertible subordinated note from Onex. As a result, we will not incur any further quarterly principal installments on our Term Loans before maturity. Furthermore, on December 19, 2008, we received a $30,000 equity investment and used $15,000 of the proceeds to repurchase $27,047 of the Term Loans pursuant to a tender offer process. We subsequently cancelled and retired these tendered term loans.
Covenants
We are required under the terms of the Senior Secured Credit Facility to maintain certain financial covenants on a quarterly and annual basis, specifically:
Senior Secured Leverage Ratio.    The senior secured leverage ratio is the ratio of our total funded debt that is secured by a lien on any of our assets or equity interests or any of our subsidiaries to our Adjusted EBITDA (as defined in the amended Senior Secured Credit Facility) for each period of four consecutive quarters ending during the term of the Senior

Secured Credit Facility.
Minimum Interest Coverage Ratio.    The minimum interest coverage ratio is the ratio of Adjusted EBITDA to cash interest expense (net of interest income) for each period of four consecutive quarters ending during the term of the Senior Secured Credit Facility.
Maximum Capital Expenditures.    The maximum capital expenditures covenant in our Senior Secured Credit Facility limits our annual capital spending, cash restructuring in excess of $10,000 and our acquisition expenses in excess of $10,000 to a pre-established limit each year and allows for carryover of unused spend.
The Senior Secured Credit Facility also contains customary affirmative and negative covenants such as restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates.
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of December 31, 2011. We believe that we will continue to be able to comply with the restrictive covenants in our Senior Secured Credit Facility throughout 2012.

Off Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At December 31, 2011, the future lease commitments relating to our operating leases were $155,302. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through October 2012, and are renewed as required. The outstanding commitment on these obligations at December 31, 2011 was $944.
Inflation
We believe inflation has not had a material effect on our financial condition or results of operations in recent years. We are generally aware of increasing inflationary pressure in emerging markets in which we operate but have not yet identified any specific trends that will have a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future.
Seasonality
Our business has been generally subject to seasonality, with revenues and profits strongest in the fourth quarter due to the high level of sales activity between our clients and their customers during the fall holiday season, with slower business the summer months.
Non-GAAP Measures
We use one financial measure not calculated in accordance with U.S. GAAP, Adjusted EBITDA. The computation of Adjusted EBITDA is as follows:

December 31, 2011
Net Income (Loss)	$(31,785)
Adjustments:
Income taxes	9,179
Interest expense	70,690
(Gain)Loss on disposal of PP&E	634
Amortization of intangibles	13,272
Depreciation	38,902
Restructuring and exit charges	21,231
Non-cash (gain) loss on FX	3,334
Non-cash (gain) loss on FX hedges	1,727
Non-cash stock compensation	203
Other	1,169
Total Adjustments	160,341
Adjusted EBITDA	$128,556
The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP and may not be comparable to other companies' non-GAAP measures with similar titles.
We use Adjusted EBITDA to enhance our understanding of our operating performance in the ordinary, ongoing and customary course of our operations. We historically have found it helpful, and believe that investors have found it helpful.
We also provide information relating to Adjusted EBITDA so that analysts, investors and other interested persons have the same data that we use to assess our core operating performance. We believe that Adjusted EBITDA should be viewed only as a supplement to the U.S. GAAP financial information. We also believe, however, that providing this information in addition to, and together with, U.S. GAAP financial information permits analysts, investors and other interested persons to obtain a better understanding of our core operating performance and to evaluate the efficiency of the methodology and information used by our management to evaluate and measure such performance on a standalone and a comparative basis.
The use of Adjusted EBITDA has certain limitations.  Restructuring, depreciation and amortization expense for various long-term assets, income tax expense or benefit, interest expense, interest income, non-cash gain or loss on foreign exchange and non-cash gain or loss on foreign exchange hedges have been and will be incurred and are not reflected in the presentation of Adjusted EBITDA. Each of these items should also be considered in the overall evaluation of the results. We compensate for these limitations by providing the relevant disclosure of the depreciation and amortization, interest expense, income tax expense and other relevant items both in the reconciliations to the U.S. GAAP financial measures and in the consolidated financial statements, all of which should be considered when evaluating performance.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the audited Consolidated Financial Statements. Actual results could differ from our estimates under different assumptions or conditions.
These policies are those that we consider to be the most critical. This should be read in conjunction with Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this report.
Revenue Recognition
We generate revenues from our clients through the provision of a wide array of services. Our services include the provision of customer service and technical support services to our clients’ customers as well as services that assist our clients in acquiring or retaining customers and generating revenue from customers. The majority of our services result from inbound telephonic contacts, but we are increasingly asked to provide services through other communication channels, including email, online chat, web, and IVR. Revenues are recognized only when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured.

We recognize revenues at the time service is performed based on the rate detailed in the client contract, such as per: minute, hour, month, employee, subscriber or user, or item basis for each transaction processed. A portion of revenues may be subject to performance standards, such as sales per hour, average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may result in bonuses or penalties, which are recognized as earned or incurred. In certain circumstances, we receive payment in advance of providing service.
We may incur certain upfront project start-up costs specific to each customer contract. In certain instances, our contracts allow us to bill the customer for these costs; however, because these upfront start-up services (mostly employee training services) do not have stand-alone value to the customer, revenues from upfront start-up services are deferred (and included in accrued liabilities and other for the current portion and in other noncurrent liabilities) and are recognized in revenues as services are provided over the contract term.
We are reimbursed by clients for certain pass-through out-of-pocket expenses, consisting principally of telecommunication, employee performance incentive, and postage and shipping costs. The reimbursement and related costs are reflected in the accompanying Consolidated Statements of Operations and Comprehensive Loss as revenues and costs of services, respectively.
Revenue-related taxes collected from customers and remitted to governmental authorities are netted and not included in revenues.
Accounts Receivable and Allowance for Doubtful Accounts
Trade receivables are comprised primarily of amounts owed to us by clients and are presented net of an allowance for doubtful accounts, which represents management's estimate of the amount of its receivables that may not be collectible. This estimate is based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in client payment patterns. The financial condition of our clients may deteriorate, which may require us to increase its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Financial Instruments
We have cash and cash equivalents, short-term investments, short-term trade receivables and payables, and long-term debt instruments, including capital leases.
Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure, but do not allow derivatives to be used for speculative purposes. Derivatives used are primarily foreign currency forward contracts and interest rate swaps. Derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Board of Directors at least annually. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. On the date the derivative contract is entered, the derivative is either (1) designated as a hedge of a forecasted transaction or (2) undesignated. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a hedge are recorded in other comprehensive income (loss) until earnings are affected by the forecasted transaction and are then reported in current earnings (in the same line items as the gain or loss on the item hedged). Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings (in the same line item as the gain or loss on the item hedged). We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions. For derivatives designated as a hedge for accounting purposes, we also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the exposure of the hedged items. If it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. For financial instruments that no longer qualify for hedge accounting, changes in fair value are recognized in loss (gain) on foreign currency transactions in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Impairment of Goodwill and Other Indefinite-Lived Intangibles
At least annually or more frequently, as changes in circumstances indicate, we evaluate the estimated fair value of our goodwill and indefinite-lived intangibles. Regarding goodwill, to the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we may be required to take goodwill impairment charges. Regarding indefinite-lived intangibles, an impairment charge is recorded if the carrying value of the intangible exceeds its estimated fair value. We are required to make certain assumptions and estimates regarding the fair value of goodwill and indefinite-lived intangibles when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses.

 Income Taxes
Our income tax provision includes U.S. federal, state, local and foreign income taxes that are currently payable or recoverable, as well as, income taxes that are deferred.

We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in certain tax jurisdictions. We consider cumulative losses which weigh heavily in the overall assessment. We have established valuation allowances for future tax benefits related to net operating losses incurred in certain federal, state, and foreign tax jurisdictions. We expect to continue to record a valuation allowance on future tax benefits in certain tax jurisdictions until an appropriate level of profitability is sustained.

U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. We record interest and penalties related to uncertain tax positions as components of income tax expense. Determining the existence and amount of an uncertain tax position involves judgment as to the interpretation of tax laws and the application of those tax laws to the particular facts. We regularly evaluate current information available to us to determine whether such accruals for uncertain tax positions should be adjusted. Given the judgment involved and inherent uncertainty in the resolution of uncertain tax positions, our actual income tax liability for such positions may be different than the accruals established.

See Note 10 of the Audited Consolidated Financial Statements for the year ended December 31, 2011 included in Item 8 of this Report for additional discussion regarding income taxes.
Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update “ASU” 2011-05, “Presentation of Comprehensive Income” which amended the presentation of comprehensive income. ASU 2011-5 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update should be applied retrospectively and will be effective for annual and interim periods beginning after December 15, 2011. We are already presenting comprehensive income as required by the amendment and therefore do not expect the adoption of this amendment to impact our financial condition, results of operations, and cash flows.

In September 2011, the Financial Accounting Standards Board issued ASU 2011-8, “Testing Goodwill for Impairment,” which amended the accounting for testing goodwill for impairment. ASU 2011-8 allows an entity the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The update will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this amendment to materially impact our financial condition, results of operations, and cash flows.

In September 2011, the Financial Accounting Standards Board also issued ASU 2011-9, “Disclosures about an Employer's Participation in a Multiemployer Plan” which leads employers to provide more information about their financial obligations to multiemployer pension plans. The update will be required for fiscal years ending after December 15, 2011, with early adoption permitted. We have evaluated this update and determined that it is not applicable as we do not have any multi-employer plans.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" which mandates that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The standard is effective for annual reporting periods beginning on or after January 1, 2013. We are currently assessing the impact to our financial statements and related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Condensed Consolidated Financial Statements, included in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are exposed to market risks primarily as a result of changes in interest and foreign currency exchange rates. We primarily use foreign currency forward contracts and interest rate swaps to minimize the impact of these market risks. Our derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are reviewed by the Audit Committee of our Board of Directors at least annually.
We perform a sensitivity analysis to determine the effects that market risk exposures may have on our debt and other financial instruments. Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that would be incurred under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant.
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2011, we had $399,351 of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to increase interest expense by approximately $3,994, in each case for the year ended December 31, 2011 before giving effect to the interest rate swap agreement described below. Substantially all of our term loan debt at December 31, 2011 was covered by an interest rate swap derivative instrument. The interest rate swap agreement described below reduces our exposure to interest rate risk associated with our variable rate debt for the periods in which the agreement is in effect. We do not use derivative financial instruments for trading or other speculative purposes.
In March 2007, we entered into an interest rate swap derivative instrument, which we refer to as the interest rate swap, to minimize the risk associated with fluctuations in interest rates on our variable rate debt. The objective of the swap is to more effectively balance our borrowing costs and interest rate risk. The interest rate swap was to expire in March 2012. Under the terms of the interest rate swap, we make payments to a counterparty at a fixed rate of 4.91% on a $400,000 notional amount of the interest rate swap and we receive a variable rate of three-month LIBOR. The notional amount was reduced to $350,000 in March 2009 for the remainder of the term. On November, 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016. The fixed rate changed to 2.315% as of September 30, 2011. The notional amount changes to $175,000 on March 31, 2012 and remains constant through the remainder of the revised term.
Foreign Currency Risk
We are exposed to market risk from fluctuations in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Europe, Asia and other foreign markets in which we have operations.
Foreign Currency Translation.    We experience foreign currency translation exposure upon translation of foreign denominated revenues and profit into U.S. dollars. Material portions of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future. Substantially all of our expenses and revenues in our European operations are denominated in foreign currencies, principally the British pound sterling and the Euro. We do not hedge the Euro and British pound sterling as our costs are generally in the same currency as our revenues and therefore our exposure is only in translation and not cash.
Cash Flow Hedges.    We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which the Consolidated Financial Statements are reported. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Significant costs are incurred in our foreign locations where we service a number of our U.S. and European based clients using non-U.S. and non-European based customer care centers, such as customer care centers in the Philippines, India, Mexico and others. Conversely, related revenues from the client contracts are invoiced and collected in a different currency, principally in U.S. dollars, as well as, other currencies such as the Euro,

British pound sterling, and Australian and New Zealand dollars. To hedge against the risk of fluctuations in the invoiced currency, we have contracted with financial institutions to set (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of December 31, 2011, we had forward contracts maturing within the next 14 months. The principal currency exposures hedged are in relation to the Philippine peso (PHP), Indian rupee (INR) and Mexican peso (MXN).
To help minimize variability and exposure to changes in these currencies on a year over year basis, we have a corporate hedging program in place that incorporates “tiered and rolling” quarterly hedge entry dates. In any given calendar year hedges are entered every quarter for 25% of the exposure of each quarter of the next calendar year. Under this program we have entered into forward contracts with several financial institutions to acquire these foreign currencies set forth in the table below:

Currency to be Acquired	USD Equivalent Amount of Foreign Currency to be Acquired, in thousands	Blended Exchange Rate	Contract Term
PHP	$126,280	43.69	2012 / 2013
INR	$42,716	53.92	2012 / 2013
MXN	$12,006	13.99	2012
GBP	$1,047	0.65	2012
We do not use derivative foreign exchange instruments for trading or other speculative purposes.
Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had a 10% depreciation against our non-U.S. dollar denominated business in 2011, revenues would have been increased by approximately $90,400 and operating income would have been decreased by approximately $15,500, respectively, before giving effect to the forward contracts described above.

While we have implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect our consolidated operating results. Further, there is no assurance that we will hedge, or be able to hedge, against these types of risks in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Beginning on the next page are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, the supplementary financial information specified by Item 302 of Regulation S-K and Financial Statement Schedule II – Valuation and Qualifying Accruals.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SITEL Worldwide Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of SITEL Worldwide Corporation and its subsidiaries (the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee
February 22, 2012

SITEL Worldwide Corporation
Consolidated Balance Sheets
December 31, 2011 and 2010

(in thousands of U.S. dollars, except share and per share data)

	2011	2010
Assets
Current assets
Cash and cash equivalents	$19,337	$29,894
Accounts receivable (net of allowance for doubtful accounts of $3,129 and $6,142, respectively)	247,292	236,092
Prepaids and other current assets	61,364	78,243
Total current assets	327,993	344,229
Property and equipment, net	100,468	106,359
Goodwill	117,710	117,711
Other intangible assets, net	49,965	63,237
Deferred income taxes	17,156	20,026
Other noncurrent assets	35,912	30,855
Total assets	$649,204	$682,417
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$24,556	$27,534
Accrued payroll and benefits	73,437	65,967
Accrued liabilities and other	99,974	123,280
Income taxes payable	2,921	3,200
Current portion of capital lease obligations	3,571	3,224
Total current liabilities	204,459	223,205
Long-term debt	692,840	646,213
Capital lease obligations	4,373	6,837
Deferred income taxes	10,283	8,303
Other noncurrent liabilities	61,931	72,321
Total liabilities	973,886	956,879
Commitments and contingencies (see Note 14)

SITEL Worldwide Corporation Consolidated Balance Sheets December 31, 2011 and 2010 (in thousands of U.S. dollars, except share and per share data)

	2011	2010
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 48,244 shares issued and outstanding at December 31, 2011 and 2010	64,292	57,282
Series C, $0.01 par value; 30,983 shares issued and outstanding at December 31, 2011 and 2010	44,641	37,278
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at December 31, 2011 and December 31, 2010	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 31,977,536 shares (including 1,810,475 restricted shares) and 31,174,824 shares (including 1,133,975 restricted shares) issued at December 31, 2011 and 2010, respectively; 29,512,429 shares and 28,881,055 shares outstanding at December 31, 2011 and 2010, respectively	302	301
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at December 31, 2011 and 2010	882	882
Class C, $0.01 par value; 6,751,263 shares issued and outstanding at December 31, 2011 and 2010	68	68
Additional paid-in capital	376,629	391,297
Accumulated deficit	(765,508)	(733,723)
Accumulated other comprehensive loss	(38,326)	(19,689)
Stock subscriptions receivable	(1,852)	(2,653)
Treasury shares, at cost	(8,475)	(8,170)
Total stockholders’ deficit	(433,615)	(369,022)
Total liabilities and stockholders’ deficit	$649,204	$682,417

See accompanying notes to the Consolidated financial statements.

SITEL Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2011, 2010 and 2009

(in thousands of U.S. dollars)

	2011	2010	2009
Revenues	$1,415,969	$1,340,545	$1,558,167
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	921,137	856,463	998,584
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	370,611	363,177	424,381
Depreciation and amortization of property and equipment	38,902	37,346	53,643
Amortization of intangible assets	13,272	15,523	17,074
Restructuring and exit charges	20,048	38,065	23,763
Loss on foreign currency transactions	2,112	4,628	5,301
Impairment and loss on disposal of capital assets	634	179	1,728
Impairment of goodwill and trade name	—	—	46,199
Other expense (income), net	1,169	(285)	240
Operating income (loss)	48,084	25,449	(12,746)
Interest and other financing costs, net	70,690	65,775	50,872
Loss on extinguishment of debt, net	—	3,019	—
Loss before income taxes	(22,606)	(43,345)	(63,618)
Income tax provision (benefit)	9,179	(4,488)	13,371
Net loss	(31,785)	(38,857)	(76,989)
Other comprehensive loss
Foreign currency translation adjustments	(7,976)	3,209	6,052
Unrealized (loss) gain on derivative valuation, net of tax of $0	(11,413)	284	6,473
Unrecognized pension gain (loss), net of tax of $0	752	1,038	(744)
Comprehensive loss	$(50,422)	$(34,326)	$(65,208)
See accompanying Notes to the Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
Years Ended December 31, 2011, 2010 and 2009

(in thousands of U.S. dollars, except per share amounts)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at January 1, 2009	31,369,567	88,281,647	6,751,263	$298	$882	$68	$415,131	$(617,877)	$(201,498)
Restricted shares granted	134,775	—	—	—	—	—	—	—	—
Restricted shares forfeited	(356,500)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(254)	—	(254)
Non-cash stock granted	90,912	—	—	1	—	—	250	—	251
Noncontrolling interest dividends paid	—	—	—	—	—	—	(1,277)	—	(1,277)
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(11,080)	—	(11,080)
Unrecognized pension loss, net of tax	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(76,989)	(76,989)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at December 31, 2009	31,238,754	88,281,647	6,751,263	$299	$882	$68	$402,770	$(694,866)	$(290,847)
Restricted shares converted	—	—	—	1	—	—	277	—	278
Restricted shares forfeited	(164,778)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Non-cash stock granted	100,848	—	—	1	—	—	249	—	250
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(11,999)	—	(11,999)
Unrecognized pension gain, net of tax	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(38,857)	(38,857)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at December 31, 2010	31,174,824	88,281,647	6,751,263	$301	$882	$68	$391,297	$(733,723)	$(341,175)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2010	31,174,824	88,281,647	6,751,263	301	882	68	391,297	(733,723)	(341,175)
Restricted shares granted	750,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(73,500)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(498)	—	(498)
Non-cash stock granted	114,114	—	—	1	—	—	202	—	203
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(14,372)	—	(14,372)
Unrecognized pension gain, net of tax	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(31,785)	(31,785)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at December 31, 2011	31,965,438	88,281,647	6,751,263	$302	$882	$68	$376,629	$(765,508)	$(387,627)
See accompanying notes to the consolidated financial statements.

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at January 1, 2009	$(201,498)	$(30,376)	$472	$(6,097)	$2,665	$(3,981)	1,908,950	$(7,112)	$(245,927)
Restricted shares granted	—	—	—	—	—	—	—	—	—
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	646	—	—	646
Purchase of treasury stock	(254)	—	—	—	—	—	184,476	(507)	(761)
Non-cash stock granted	251	—	—	—	—	—	—	—	251
Noncontrolling interest dividends paid	(1,277)	—	—	—	—	—	—	—	(1,277)
Preferred B and C stock accretion and BCF	(11,080)	—	—	—	—	—	—	—	(11,080)
Unrecognized pension loss, net of tax	—	—	(744)	—	—	—	—	—	(744)
Unrealized gain on derivative	—	—	—	6,473	—	—	—	—	6,473
Net loss	(76,989)	—	—	—	—	—	—	—	(76,989)
Foreign currency translation adjustment	—	6,052	—	—	—	—	—	—	6,052
Balances at December 31, 2009	$(290,847)	$(24,324)	$(272)	$376	$2,665	$(3,335)	2,093,426	$(7,619)	$(323,356)
Restricted shares converted	278	—	—	—	—	—	—	—	278
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	682	—	—	682
Purchase of treasury stock	—	—	—	—	—	—	200,343	(551)	(551)
Non-cash stock granted	250	—	—	—	—	—	—	—	250
Preferred B and C stock accretion and BCF	(11,999)	—	—	—	—	—	—	—	(11,999)
Unrecognized pension gain, net of tax	—	—	1,038	—	—	—	—	—	1,038
Unrealized gain on derivative	—	—	—	284	—	—	—	—	284
Net loss	(38,857)	—	—	—	—	—	—	—	(38,857)
Foreign currency translation adjustment	—	3,209	—	—	—	—	—	—	3,209
Balances at December 31, 2010	$(341,175)	$(21,115)	$766	$660	$2,665	$(2,653)	2,293,769	$(8,170)	$(369,022)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2010	(341,175)	(21,115)	766	660	2,665	(2,653)	2,293.769	(8,170)	(369,022)
Restricted shares granted	—	—	—	—	—	—	—	—	—
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	801	—	—	801
Purchase of treasury stock	(498)	—	—	—	—	—	171.338	(305)	(803)
Non-cash stock granted	203	—	—	—	—	—	—	—	203
Preferred B and C stock accretion and BCF	(14,372)	—	—	—	—	—	—	—	(14,372)
Unrecognized pension gain, net of tax	—	—	752	—	—	—	—	—	752
Unrealized loss on derivative	—	—	—	(11,413)	—	—	—	—	(11,413)
Net loss	(31,785)	—	—	—	—	—	—	—	(31,785)
Foreign currency translation adjustment	—	(7,976)	—	—	—	—	—	—	(7,976)
Balances at December 31, 2011	$(387,627)	$(29,091)	$1,518	$(10,753)	$2,665	$(1,852)	2,465	$(8,475)	$(433,615)

See accompanying notes to the consolidated financial statements.

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

(in thousands of U.S. dollars)

	2011	2010	2009
Cash flows from operating activities
Net loss	$(31,785)	$(38,857)	$(76,989)
Adjustments to reconcile net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	52,174	52,869	70,717
Deferred income taxes	1,384	(4,614)	(4,531)
Non-cash derivative activity	4,322	(11,115)	(11,163)
Non-cash stock compensation expense	152	219	250
Amortization of debt issue costs and OID	2,466	1,574	665
Write off of deferred financing fees	—	371	—
Amortization of deferred training revenue, net of costs	(3,297)	(5,090)	(2,214)
Loss on disposal of capital assets	29	179	1,728
Impairment of goodwill and trade name	—	—	46,199
Impairment of property and equipment	605	—	—
Non-cash interest and dividend expense	1,107	8,638	88
Loss on extinguishment of debt	—	2,648	—
Other non-cash items, net	391	413	(2,367)
Proceeds (purchases) of marketable securities, net	—	8,683	(2,008)
Change in book overdrafts	597	(1,580)	4,001
Changes in operating assets and liabilities
Accounts receivable	(14,224)	21,727	56,565
Prepaids and other current assets	6,058	(15,059)	(10,493)
Other noncurrent assets	(8,831)	(3,660)	290
Accounts payable and accrued liabilities and taxes	(23,866)	(8,468)	(20,386)
Other noncurrent liabilities	2,750	(7,987)	9,104
Net cash (used in) provided by operating activities	(9,968)	891	59,456
Cash flows from investing activities
Purchases of property and equipment	(40,258)	(29,187)	(23,912)
Proceeds from disposition of property and equipment	793	625	757
Net cash used in investing activities	(39,465)	(28,562)	(23,155)

	2011	2010	2009
Cash flows from financing activities
Proceeds related to series C preferred stock	—	—	983
Purchases of treasury shares	—	(551)	—
Noncontrolling interest dividends paid	—	—	(1,277)
Acquisition of redeemable noncontrolling interest in CL13L (India JV)	—	—	(13,269)
Payments on long-term debt and capital lease obligations	(493,962)	(642,355)	(544,999)
Proceeds from long-term debt	537,307	389,726	500,953
Proceeds from issuance of Notes	—	292,362	—
Payment of interest rate swap amendment, net	(1,722)	—	—
Payments of debt issue costs	(1,896)	(8,233)	(79)
Net cash provided by (used in) financing activities	39,727	30,949	(57,688)
Effect of exchange rate on cash and cash equivalents	(851)	(299)	2,063
Net change in cash and cash equivalents	(10,557)	2,979	(19,324)
Cash and cash equivalents:
Beginning of year	29,894	26,915	46,239
End of year	$19,337	$29,894	$26,915
Cash paid for interest	$76,853	$63,293	$64,865
Cash paid for income taxes	$7,788	$21,119	$11,411
Non-cash activities:
Purchases of assets under capital leases	$2,590	$1,489	$1,147
See accompanying notes to the consolidated financial statements.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(in thousands of U.S. dollars, except share and per share amounts)

1. Nature of Business and Summary of Significant Accounting Policies
References in the Notes to Consolidated Financial Statements to “the Company”, “we”, and “our” are to SITEL Worldwide Corporation and its subsidiaries, collectively.
The Company is a majority-owned subsidiary of Onex Corporation (“Onex”) and is one of the world’s largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support and customer acquisition, retention and revenue generation services. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, IVR, and social media channels. We provide services to a broad range of industry end-markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance, public sector and healthcare.
We are organized geographically and have two reporting segments: (1) “Americas,” which refers to North America, Latin America, and Asia Pacific and (2) “EMEA,” which refers to Europe, the Middle East, and Africa. Each reporting segment performs substantially the same services for clients.
Basis of Presentation and Preparation
The accompanying Consolidated Financial Statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its majority owned subsidiaries after elimination of intercompany transactions. Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.
Use of Estimates
Management makes estimates and assumptions when preparing financial statements under U.S. GAAP that affect our reported amounts of assets and liabilities at the dates of the Consolidated Financial Statements, our disclosure of contingent assets and liabilities at the dates of the Consolidated Financial Statements, and our reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, income taxes, allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill and other indefinite-lived intangibles, projected compliance with debt covenants, contingencies, restructuring charges, asset retirement obligations, stock-based compensation, derivatives, and employee benefit plans. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.
Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments, such as disbursement accounts, term deposits, money market instruments, and commercial paper carried with original maturities of three months or less. Restricted cash (primarily cash collected on behalf of customers and lease deposits) of $3,804 and $6,121 as of December 31, 2011 and 2010, respectively, are included in prepaids and other current assets in the Consolidated Balance Sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade receivables are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts, which represents management’s estimate of the amount of its receivables that may not be collectible. This estimate is based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in client payment patterns. The financial condition of our clients may deteriorate, which may require the Company to increase its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The transactions in the allowance for doubtful accounts for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$6,142	$5,783	$6,762
Charges to costs and expenses	1,526	2,349	305
Write-offs, net of recoveries	(4,559)	(1,876)	(1,607)
Currency translation	20	(114)	323
Balance, end of year	$3,129	$6,142	$5,783
Financial Instruments
We have cash and cash equivalents, short-term investments, short-term trade receivables and payables, and long-term debt instruments, including capital leases.
Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure, but do not allow derivatives to be used for speculative purposes. Derivatives used are primarily foreign currency forward contracts and interest rate swaps. Derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Board of Directors at least annually. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. On the date the derivative contract is entered, the derivative is either (1) designated as a hedge of a forecasted transaction or (2) undesignated. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a hedge are recorded in other comprehensive income (loss) until earnings are affected by the forecasted transaction, and are then reported in current earnings (in the same line items as the gain or loss on the item hedged). Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings (in the same line item as the gain or loss on the item hedged). We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions. For derivatives designated as a hedge for accounting purposes, we also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the exposure of the hedged items. If it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. For financial instruments that no longer qualify for hedge accounting, changes in fair value are recognized in loss (gain) on foreign currency transactions in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Significant Customers and Concentrated Credit Risk
The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been minimal. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services and on an on-going basis as part of the processes for revenue recognition and accounts receivable. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the counter parties are established, well-capitalized financial institutions.
No customer represented greater than 10% of 2011, 2010, or 2009 revenues or 10% of accounts receivable at December 31, 2011, 2010, or 2009.
Property and Equipment
Property and equipment are carried at cost and depreciated over their estimated useful lives on a straight-line basis. Estimated useful lives for the principal asset categories are as follows:

Buildings - structure	40 years
Buildings - interior / mechanical	15 years
Buildings - roof	20 years
Leasehold improvements	Shorter of useful life or term of lease
Computer software	3 to 7 years
Equipment	3 to 7 years
Furniture and fixtures	5 years
Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting thereon are credited or charged to operating income. Cost of property and equipment having a useful life of less than one year, and maintenance and repairs are charged to operations as incurred; major overhauls that extend the useful lives of existing assets are capitalized.
Fixed asset costs, including leasehold improvements, include actual costs plus capitalized interest accruing during the construction process.
Internal-use software costs incurred during the application development stage are capitalized as incurred. The application development stage does not begin until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. Those costs related to the development of internal-use software, other than those incurred during the application development stage, are expensed as incurred. Capitalized internal-use software costs are amortized using the straight-line method over the remaining estimated economic life of the software.
Intangible Assets
The Company’s intangible assets are primarily comprised of nonamortizable goodwill, trademark/trade name, and amortizable customer relationships, primarily related to the January 30, 2007 acquisition of SITEL Corporation (“Legacy SITEL”). The customer relationships have useful lives of four to seven years.
Impairment of Long-lived Assets
We evaluate long-lived assets (property and equipment and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in their physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets. The interpretation of such events requires judgment from management as to whether such an event has occurred.
Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that we expect to recover from the future use of the asset, undiscounted and without interest, plus the asset’s residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value, which is based on discounted estimated cash flows from the future use of the asset.
Due to the business climate in some of our countries, the Company reviewed certain long-lived assets for possible impairment as of December 31, 2011. Based on the results of our review, the Company recorded impairment charges of $605 to write off the remaining carrying value of certain fixed assets. No such impairment charges were recorded during the years ended December 31, 2010 and 2009.
The estimated cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the assets, management’s plans, and the determination of the useful life of the assets could significantly change the recoverable amount of the asset or the calculation of the fair value and the resulting impairment loss, which could significantly affect the results of operations.
Impairment of Goodwill and Other Indefinite-Lived Intangibles
At least annually or more frequently, as changes in circumstances indicate, we evaluate the estimated fair value of our goodwill and indefinite-lived intangibles. Regarding goodwill, to the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we may be required to take goodwill impairment charges. Regarding indefinite-lived intangibles, an impairment charge is recorded if the carrying value of the intangible exceeds its estimated fair value. We are required to make certain assumptions and estimates regarding the fair value of goodwill and indefinite-lived intangibles when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses.
No impairment charges were recorded to goodwill during the years ended December 31, 2011 and 2010. We recorded impairment charges to goodwill of $46,199 during the year ended December 31, 2009, on the EMEA segment. See Note 4.

Other Assets
Other assets consist primarily of debt issue costs, deferred training costs, and deposits. Debt issue costs are amortized using the effective interest method over the terms of the related debt agreements. Deferred costs are amortized using the straight-line method over the expected customer relationship period. See Note 8 for additional discussion regarding our debt issue costs.
Long-lived assets are classified as held for sale and presented within other current assets if their carrying amount will be recovered principally through a sale transaction rather than through continuing use. Assets are classified as held for sale only when the sale is highly probable and the asset is available for immediate sale in its present condition subject to terms that are usual and customary. Long-lived assets held for sale are measured at the lower of carrying amount or fair value, and any differences between carrying amount and fair value are recognized in the Consolidated Statements of Operations and Comprehensive Loss during the period in which a long-lived asset is classified as held for sale. During the year ended December 31, 2010, the Company closed its Port Arthur, Texas site (included within the Americas segment) and reclassified the fair value of the office building of $1,741 from property and equipment to other current assets. No amounts related to assets held for sale were recognized in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2011, 2010 or 2009. This property continues to be actively marketed for sale.
Contingencies
An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine the appropriate amount to be recorded for such accruals. See Note 14 for additional discussion regarding our contingencies.
Revenue Recognition
The Company generates revenues from its clients through the provision of a wide array of services. Our services include the provision of customer service and technical support services to our clients’ customers as well as services that assist our clients in acquiring or retaining customers and generating revenue from customers. The majority of our services result from inbound telephonic contacts, but we are increasingly asked to provide services through other communication channels, including email, online chat, web, and IVR. Revenues are recognized only when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured. The Company recognizes revenues at the time services are performed based on the rate detailed in the client contract, such as per: minute, hour, month, employee, subscriber or user, or item basis for each transaction processed. A portion of revenues may be subject to performance standards, such as sales per hour, average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. The Company’s performance against such standards may result in bonuses or penalties, which are recognized as earned or incurred. In certain circumstances, the Company receives payment in advance of providing service. Amounts billed but not earned under these contracts are excluded from revenues and included in accounts payable in the Consolidated Balance Sheets. The Company had $3,001 and $1,712 of unearned revenues recorded on the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively.
The Company may incur certain upfront project start-up costs specific to each customer contract. In certain instances, our contracts allow us to bill the customer for these costs; however, because these upfront start-up services (mostly employee training services) do not have stand-alone value to the customer, revenues from upfront start-up services are deferred (and included in accrued liabilities and other for the current portion and in other noncurrent liabilities) and are recognized in revenues as services are provided over the expected term of the client relationship. The Company recognized $8,564, $6,063, and $12,728 of cost and $11,861, $11,153, and $14,942 of revenues for the years ended December 31, 2011, 2010, and 2009, respectively, relating to these deferrals.
The Company is reimbursed by clients for pass-through out-of-pocket expenses, consisting principally of telecommunication, employee performance incentive, and postage and shipping costs. The reimbursement and related costs are reflected in the accompanying Consolidated Statements of Operations and Comprehensive Loss as revenues and costs of services, respectively. Telecommunication, postage and shipping, and other costs were $24,483, $18,763, and $14,862 for 2011, 2010, and 2009, respectively. Reimbursed employee performance incentives were $7,875, $7,835, and $4,803 in 2010 and 2009, respectively.
Revenue-related taxes collected from customers and remitted to governmental authorities are netted and not included in revenues.
Deferred Costs and Deferred Revenues
As more fully described under the heading “Revenue Recognition,” the Company follows guidance on how to account for multiple element contracts. The Company capitalizes direct and incremental multiple-element training related costs to the extent recovery of these costs is probable. Both the training revenues and related costs are amortized straight-line over the term of the expected client relationship as a component of revenues and costs of services, respectively. The deferred costs are recorded as a component of prepaids and other current assets or other assets, while the deferred revenues are recorded as a component of accrued liabilities and other or other noncurrent liabilities in the accompanying Consolidated Balance Sheets based upon the remaining term of the underlying client contracts.
Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the costs are immediately expensed. The Company evaluates probability of recovery by considering remaining profits to be earned during the term of the related contract, including any related deferred revenues, the creditworthiness of the client, and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. The company recorded impairments of deferred training costs of $1,100 during 2009. No such charges were recorded during 2011 or 2010.
The balance of deferred training revenues was $13,072 and $12,698 at December 31, 2011 and 2010, respectively. The balance of deferred training costs was $12,617 and $7,231 at December 31, 2011 and 2010, respectively.
Costs of Restructuring and Exit Activities
The Company has incurred various costs in an effort to reposition its business and information processes in order to lower its cost structure and improve its long-term competitive position. The costs are mainly comprised of employee severance and facility exit costs (see Note 7).
Debt Issue Costs
Costs related to the acquisition of long-term debt are amortized using the effective interest method over the expected life of the related debt instrument. Amortization of the debt issue costs amounted to $2,466, $1,890, and $655 during the years ended December 31, 2011, 2010, and 2009, respectively, and is included in interest and other financing costs, net in the Consolidated Statements of Operations and Comprehensive Loss.
On March 18, 2010, the Company issued Notes having an aggregate principal amount of $300,000 and used the proceeds to pay down a portion of the outstanding balance on the Company’s senior secured term loans (the "Term Loans") as well as the then outstanding balance of its revolvers (the "Revolvers") (see Note 8). As a result, the Company reported a loss on extinguishment of debt, which included a charge of $371 to write off unamortized deferred financing fees relating to the credit facility.
During the second quarter of 2011, the Company entered into a fourth amendment to the Senior Secured Credit Facility to, among other things, allow flexibility to refinance or prepay the non-extended portions of the Term Loans prior to the extended portions, and to refinance, extend or replace the Revolvers and Term Loans; increase the Senior Secured Leverage Ratio covenant levels; and decrease the Minimum Interest Coverage Ration covenant levels. See Note 8.
Employee Benefit Plans
The Company has defined benefit pension plans covering certain employees outside of the U.S. We estimate the projected benefit obligations using an assumed discount rate, expected return on plan assets, and a rate of compensation increase. As of December 31, 2011 and 2010, our projected benefit obligations were $6,719 and $6,863, respectively.
Income Taxes
Our income tax provision includes U.S. federal, state, local and foreign income taxes that are currently payable or recoverable, as well as, income taxes that are deferred.

We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in certain tax jurisdictions. The Company considers cumulative losses which weigh heavily in the overall assessment. We have established valuation allowances for future tax benefits related to net operating losses incurred in certain federal, state, and foreign tax jurisdictions. We expect to continue to record a valuation allowance on future tax benefits in certain tax jurisdictions until an appropriate level of profitability is sustained.

U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. We record interest and penalties related to uncertain tax positions as components of income tax expense. Determining the existence and amount of an uncertain tax position involves judgment as to the interpretation of tax laws and the application of those tax laws to the particular facts. We regularly evaluate current information available to us to determine whether such accruals for uncertain tax positions should be adjusted. Given the judgment involved and inherent uncertainty in the resolution of uncertain tax positions, our actual income tax liability for such positions may be different than the accruals established.

See Note 10 for additional discussion regarding income taxes.
Stock Awards
All equity-based payments to employees (stock awards) are recognized in the Consolidated Statements of Operations and Comprehensive Loss based on the grant date fair value of the award. See Note 9 for additional discussion regarding stock-based compensation.
Stock Subscription - Notes Receivable
Notes receivable issued to the Company as consideration for the purchase of the Company’s common stock are reflected as a component of stockholders’ deficit. Interest income on such notes is recognized in the Consolidated Statements of Operations and Comprehensive Loss to the extent collection is deemed probable.
Treasury Stock
The Company accounts for treasury stock under the cost method, which requires the Company to record the value of the shares at the purchased amount.
Incentive Grants
The Company has received grants from various local government entities as incentives for the creation of jobs and training credits. These grants generally take the form of forgivable loan or lease obligations or cash subsidies of current wages paid. In the instance of forgivable loans or leases, the Company’s obligations under the arrangements are forgiven as certain employment or payroll dollar criteria are achieved, and in some cases, maintained. With respect to cash grants, the amount of grant monies that may be received by the Company over the term of the grant agreement is a function of eligible payroll dollars paid or employment levels achieved.
Forgiveness of loan or lease obligations is recognized as other income in the Consolidated Statements of Operations and Comprehensive Loss when the terms of the forgiveness are met and when continued compliance with the grant terms is reasonably assured. Cash grant subsidies relating to operating expenditures are recorded as a reduction of the related expense in the period in which the expenditure is recorded.
Unforgiven loan balances and lease obligations of $1,557 and $2,732 at December 31, 2011 and 2010, respectively are reflected in the accompanying Consolidated Balance Sheets as a component of other current and other noncurrent liabilities. In the case of forgivable loan and lease obligations, interest expense is not recognized on the obligations to the extent management believes there is reasonable assurance that the grant criteria will be met over the term of the agreement. Training grants receivable of $354 and $314 at December 31, 2011 and 2010, respectively, are recorded in prepaids and other current assets in the Consolidated Balance Sheets.

The Company recognized $151, $75 and $262 of other income and $697, $426, and $1,188 of reductions to operating expense for the years ended December 31, 2011, 2010, and 2009, respectively, relating to the various incentive grants.
Foreign Currency
The reporting currency of the Company is the U.S. dollar. Subsidiaries utilize their various local currencies as their functional currency and convert to U.S. dollars for reporting purposes.

The accounts of the Company’s foreign operations are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of the financial statements of foreign operations are deferred and recognized as a separate component of stockholders’ deficit. Transactional currency gains or losses are recorded in the Consolidated Statements of Operations and Comprehensive Loss as gain or loss on foreign currency transactions.
Asset Retirement Obligations
We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management’s estimates of current market restoration costs, inflation rates, and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is depreciated, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the Consolidated Statements of Operations and Comprehensive Loss. Discount rates used are based on incremental borrowing rates. Liabilities incurred and settled during 2011 were $204 and $302, respectively. Liabilities incurred and settled during 2010 were $131 and $297, respectively. Accretion expense totaled $117 and $177 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company’s asset retirement obligations totaled $3,555 and $3,638, respectively.
Liquidity
Subject to a decline in our operating performance (which would adversely affect the availability of funds), we believe that cash generated from operations and borrowings under our Senior Secured Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments until the expiration of the un-extended portions of our revolvers (which total approximately $54,000) in January 2013. While we believe we will be able to extend a sufficient portion of the un-extended revolvers or refinance our Senior Secured Credit Facility prior to the expiration of such revolvers in January 2013 to fund our continuing cash and capital needs, this can not be assured.
If we are not able to extend the maturity date of our maturing revolving lines of credit, we will take actions within our control, to adjust our growth initiatives and otherwise reduce or delay certain capital and operational expenses.  We believe these actions will be sufficient to allow us to operate the business with a reduction in the revolvers expiring in January 2013.
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

In September 2011, the Financial Accounting Standards Board also issued ASU 2011-9, “Disclosures about an

Employer's Participation in a Multiemployer Plan” which leads employers to provide more information about their financial obligations to multiemployer pension plans. The update will be required for fiscal years ending after December 15, 2011, with early adoption permitted. The Company has evaluated this update and determined that it is not applicable as we do not have any multi-employer plans.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Condensed Consolidated Financial Statements.
Out of Period Adjustments
During the year ended December 31, 2011, adjustments to correct items identified during the year that related to prior years, in the aggregate, increased loss before taxes and net loss by approximately $2,523. The errors primarily related to an under-accrual of restructuring charges of $1,275, an under-recognition of amortization expense on leasehold improvements of $2,288, and an under-recognition of net gains on foreign currency transactions of $1,608. Because these errors, both individually and in the aggregate, were not material to any of the prior years' financial statements and the impact of correcting these errors in the current year is not material to the 2011 financial statements or results, we recorded the correction of these errors in the year ended December 31, 2011 Consolidated Financial Statements.

2. Prepaids and Other Current Assets
The composition of prepaids and other current assets is as follows:

	2011	2010
Prepaid expenses	$10,498	$14,042
Other tax receivable	9,321	8,959
Deferred training costs	9,132	5,115
Value-added tax receivables	6,189	9,625
Income tax receivable	5,876	10,613
Restricted cash	3,804	6,121
Taxes recoverable	2,696	1,164
Assets held for sale	1,741	1,741
Deferred income taxes - current	1,362	2,104
Derivatives	1,215	7,155
Refundable deposits	749	2,631
Other receivables	1,252	3,036
Other current assets	7,529	5,937
	$61,364	$78,243

At December 31, 2011, other current assets and other receivables consist primarily of payroll withholding taxes receivables, vendor receivables, employee advances, and deposits. At December 31, 2010, other current assets and other receivables consist primarily of payroll withholding taxes receivable, vendor receivables, employee advances, deposits, and prepaid taxes.

3. Property and Equipment
The composition of property and equipment is as follows:

	2011	2010
Land	$3,554	$3,579
Buildings and improvements	28,770	30,877
Leasehold improvements	63,042	61,813
Computer software	40,681	35,354
Equipment	151,389	151,305
Furniture and fixtures	28,107	29,239
Total original cost	315,543	312,167
Less: Accumulated depreciation and amortization	(225,964)	(211,918)
Net, excluding construction in progress	89,579	100,249
Construction in progress	10,889	6,110
Property and equipment, net	$100,468	$106,359
Depreciation expense was $38,902, $37,346, and $53,643 for the years ended December 31, 2011, 2010, and 2009, respectively.
Impairment and loss on disposal of property and equipment was $634, $179, and $1,728 for the years ended December 31, 2011, 2010, and 2009, respectively. During the year ended December 31, 2011, the Company recorded impairment charges of $605 related to certain long-lived assets. No such charges were recorded during the years ended December 31, 2010 and 2009.
Capitalized computer software costs are comprised of internal-use software acquired direct from vendors or in an acquisition. Amortization of computer software amounted to $5,010, $2,768, and $3,396 for the years ended December 31, 2011, 2010, and 2009, respectively. Unamortized computer software costs were $20,902, $21,762, and $4,467 at December 31, 2011, 2010, and 2009, respectively.
Included in property and equipment are the following assets under capital leases:

	2011	2010
Buildings and improvements	$4,823	$6,234
Leasehold improvements	989	2,420
Computer software	2,180	2,235
Equipment	14,997	14,817
	22,989	25,706
Less: Accumulated amortization	(18,084)	(18,700)
	$4,905	$7,006

4. Goodwill and Other Intangible Assets
We test all existing goodwill for impairment at least annually and more frequently if circumstances require. Annual impairment tests are conducted by the Company on December 31.
For purposes of testing goodwill, the Company estimated the fair value utilizing multiple measurement techniques. The estimation was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because the Company does not have an active trading market for its equity or debt. We then used a public company model (which uses peer group valuation metrics) to confirm the measurement.
Based on the results of our reviews, we did not record goodwill and trade name impairment charges for the years ended December 31, 2011 or 2010. For the year ended 2009, it was determined that the fair value of one of our reporting units was less than the carrying value, and therefore, the Company was required to calculate the implied fair value of goodwill in order to determine the possible impairment charge. This calculation resulted in the Company recognizing pre-tax impairment charges in its EMEA segment of $46,199 for the year ended December 31, 2009. Such charges are reflected in impairment of goodwill and trade name in the accompanying Consolidated Statements of Operations and Comprehensive Loss and have no effect on the Company’s cash flows or liquidity.
The change in the carrying amount of goodwill for the Company’s segments during 2011, 2010, and 2009 is as follows:

	2011	2010	2009
EMEA
Balances at January 1
Goodwill	$—	$—	$144,041
Accumulated impairment losses	—	—	(97,842)
		—	46,199

Impairment losses	—	—	(46,199)

Balances at December 31
Goodwill	—	—	144,041
Accumulated impairment losses	—	—	(144,041)
	$—	$—	$—

	2011	2010	2009
Americas
Balances at January 1
Goodwill	$117,711	$117,703	$118,141
Accumulated impairment losses	—	—	—
		117,703	118,141

Restructuring adjustments - purchase accounting	—	—	(441)
Currency translation adjustments	(1)	8	3

Balances at December 31
Goodwill	117,710	117,711	117,703
Accumulated impairment losses	—	—	—
	$117,710	$117,711	$117,703

The restructuring adjustments relate to estimate revisions and settlements of reserves established in 2007 purchase allocations based upon actual activity and updated information arising during 2009.
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Amortization of intangible assets for the years ended December 31, 2011, 2010, and 2009 was $13,272, $15,523, and $17,074, respectively. We evaluate the remaining useful life of these assets at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. In addition, at least annually, we review our indefinite-lived intangibles for impairment. No impairment charges were recorded during 2011, 2010 or 2009.
The following tables present our intangible assets as of December 31, 2011 and 2010:

	2011
	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$89,686	$(75,001)	$(740)	$13,945
Trademark and trade name	40,200	(4,180)	—	36,020
	$129,886	$(79,181)	$(740)	$49,965

	2010
	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$89,686	$(61,966)	$(507)	$27,213
Trademark and trade name	40,200	(4,180)	—	36,020
Developed technology	4,800	(4,800)	—	—
Cash grant contracts	605	(601)	—	4
	$135,291	$(71,547)	$(507)	$63,237
Our estimated future amortization expense is as follows:

Years Ending
2012	$6,803
2013	6,228
2014	914
2015	—
2016	—

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Further deterioration in global economic conditions and/or additional changes in assumptions or circumstances could result in additional impairment charges in goodwill or other indefinite-lived intangibles in future periods in which the change occurs.

5. Accrued Liabilities and Other
The composition of accrued liabilities and other is as follows:

	2011	2010
Accrued expenses	$26,695	$37,222
Accrued interest	14,065	13,252
Deferred revenues	11,919	11,364
Derivatives	11,309	17,104
Restructuring - current	9,414	20,168
Accrued value-added tax	8,497	4,633
Software license liabilities	7,077	5,900
Book overdrafts	3,518	2,921
Sales and use tax liability	2,665	3,307
Deferred income taxes	1,983	5,113
Other	2,832	2,296
	$99,974	$123,280
At December 31, 2011, Other consists primarily of deferred rent and certain foreign government tax-related liabilities. At December 31, 2010, Other consists primarily of deferred rent and deferred grant income.

6. Other Noncurrent Liabilities

The composition of other noncurrent liabilities is as follows:

	2011	2010
Unrecognized tax benefits	$31,487	$38,479
Derivatives	9,083	4,133
Deferred revenues	3,909	3,529
Asset retirement obligation	3,555	3,638
Restructuring - noncurrent	3,439	3,099
Pension liability	3,400	3,434
Deferred rent - noncurrent	2,199	2,347
Deferred grant income	1,352	1,922
Deferred lease premiums	718	1,292
Software license liabilities	490	5,900
Other	2,299	4,548
	$61,931	$72,321
At December 31, 2011, Other consists primarily of unclaimed property and client retainers. At December 31, 2010, Other consists primarily of unclaimed property, deferred compensation, and client retainers.

7. Restructuring and Exit Activities
The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company's operations in order to align resources to support growth, and to shift the geographic mix of some of the Company's resources. Reduced volumes in some regions and/or loss of certain clients have resulted in further workforce reductions and site closures. Total expected costs relating to restructuring activities initiated in 2011 are $14,721. For activities initiated in 2011, the remaining accrual as of December 31, 2011 of $1,798 related to severance is expected to be paid during the first quarter of 2012, and the remaining accrual for facility exit costs of $1,955 is expected to be paid in 2012 or through 2016 as the related leases expire. Restructuring activities initiated in 2010 are expected to be completed by the end of 2015 as the related leases expire. For restructuring activities initiated in 2010, the remaining accrual for severance-related activities of $5,380 is expected to be paid by the first quarter of 2012, and the remaining accrual for facility exit costs of $3,327 is expected to be paid by 2012 or through 2016 as the related leases expire.
Restructuring expenses recorded in the years ended December 31, 2011, 2010, and 2009 were $20,048, $38,065, and $23,763, respectively.

The liability for restructuring activity initiated in 2011 consisted of the following:

	Severance	Facility Exit and Other	Total
December 31, 2010	$—	$—	$—
Costs accrued (offset was to expense)	9,147	2,990	12,137
Cash payments	(7,213)	(1,262)	(8,475)
Foreign exchange	(136)	227	91
December 31, 2011	$1,798	$1,955	$3,753

Current portion of restructuring included in Accrued liabilities and other	$1,798	$373	$2,171
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$1,582	$1,582

Activity not reflected within the restructuring liability:
Costs expensed	$2,337	$247	$2,584
Cash payments	$(1,836)	$(398)	$(2,234)

Restructuring expense during the year ended December 31, 2011 for activities initiated in 2011 was $9,540 for EMEA and $5,181 for the Americas.
The liability for restructuring activity initiated in 2010 consisted of the following:

	Severance	Facility Exit and Other	Total
December 31, 2010	$17,042	$5,990	$23,032
Costs accrued (offset was to expense)	3,541	1,330	4,871
Cash payments	(15,536)	(4,529)	(20,065)
Foreign exchange	333	536	869
December 31, 2011	$5,380	$3,327	$8,707

Current portion of restructuring included in Accrued liabilities and other	$5,380	$1,470	$6,850
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$1,857	$1,857

Activity not reflected within the restructuring liability:
Costs expensed	$—	$337	$337
Cash payments	$—	$(337)	$(337)

Restructuring expense during the year ended December 31, 2011 for activities initiated in 2010 was $3,684 for EMEA and was $1,524 for the Americas. Cumulative restructuring costs related to such activities are $43,252 as of December 31, 2011, of which $30,950 relates to EMEA and $12,302 relates to the Americas.
In January 2007, we approved a plan to restructure certain operations during 2007 related to the acquisition of Legacy SITEL. The plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. This activity is detailed below.

Restructuring Purchase Allocation	Severance	Facility Exit and Other	Total
January 1, 2009	214	1,668	1,882
Costs accrued (offset to expense)	30	147	177
Adjustments (offset to goodwill)	(200)	(241)	(441)
Cash payments	(46)	(1,102)	(1,148)
Foreign currency adjustments	3	(7)	(4)
December 31, 2009	1	465	466
Costs accrued (offset to expense)	—	21	21
Cash payments	—	(270)	(270)
Foreign currency adjustments	(1)	19	18
December 31, 2010	—	235	235
Costs accrued (offset to expense)	178	(59)	119
Cash payments	—	(2)	(2)
Foreign currency adjustments	9	32	41
December 31, 2011	$187	$206	$393
The remaining accrual for all restructuring and exit activities related to the purchase allocation is to be paid in 2012 and is recorded as $393 in accrued liabilities in the accompanying Consolidated Balance Sheet.

8. Long-Term Debt
The composition of long-term debt is as follows:

	2011	2010
Notes	$293,489	$292,829
Senior secured credit facility:
Revolvers:
U.S. revolver	20,100	—
Canadian revolver	5,668	—
U.K. revolver	20,828	—
Term loans:
U.S. dollar term loan	286,740	286,739
Euro term loan	38,932	39,592
British pound sterling term loan	27,083	27,053
Total debt	692,840	646,213
Less: Debt maturing within one year	—	—
Total long-term debt	$692,840	$646,213

Notes

On March 18, 2010, Sitel Finance and SITEL, LLC issued Notes having an aggregate principal amount of $300,000 with an original issuance discount of $7,638. The Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Notes. The Notes are guaranteed by the Company’s domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1.
The Company is not required to make mandatory redemptions or sinking fund payments with respect to the Notes; however at any time prior to April 1, 2013, the Issuers may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Notes issued under the indenture (including any additional Notes issued subsequent to the initial offering), subject to certain terms and conditions.
Proceeds from the Notes offering were used to pay down approximately $231,600 of the Company’s senior secured term loans and 100% of the outstanding balance on the Company’s senior secured revolving credit facilities, both of which are discussed further below. During 2010, the Company paid $50,000 of the outstanding balance on the Revolvers with the proceeds from the issuance of Notes as discussed above.
As a result of the partial pay down of the Term Loans, the Company reported a loss on extinguishment of debt of $3,019 on the 2010 Consolidated Statement of Operations and Comprehensive Loss, as detailed in the following table:

Write-off of deferred financing fees	$(371)
Fees paid	(2,648)
Loss on extinguishment of debt	$(3,019)
Additionally, there is an Original Issue Discount associated with the Notes of $7,638, and the Company deferred debt issuance costs relating to the Notes of $8,203, both of which are amortized over the term of the Notes.

Senior Secured Credit Facility

The Company's Senior Secured Credit Facility provides for available borrowings in an aggregate amount of $760,000. Components of the Senior Secured Credit Facility are (1) the $675,000 aggregate principal amount Term Loans, including a $550,000 U.S. dollar loan, a €51,447 Euro loan, and a £30,000 British pound sterling loan, and (2) the $85,000 aggregate principal amount Revolvers.
During 2011, the Senior Secured Credit Facility was amended to, among other things, allow flexibility to refinance or prepay the non-extended portions of the Term Loans prior to the extended portions, and to refinance, extend or replace the Revolvers and Term Loans; increase the Senior Secured Leverage Ratio covenant levels; and decrease the Minimum Interest Coverage Ratio covenant levels. Subsequently, we extended certain tranches of the Senior Secured Credit Facility in exchange for paying an increased interest rate, as follows:

	Tranche		Maturity
	Extended	Rate	Date

Revolvers:
U.S. revolver	$21,250	PRIME + 5.8%	January 30, 2016
U.K. revolver	$10,000	LIBOR + 6.8%	January 30, 2016
Term loans:
U.S. dollar term loan	$177,973	LIBOR + 6.8%	January 30, 2017
Euro term loan	€21,928	LIBOR + 6.8%	January 30, 2017
British pound sterling term loan	£11,723	LIBOR + 6.8%	January 30, 2017

The non-extended Term Loans mature in January 2014. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the non-extended Term Loans is based, at our option, on floating LIBOR plus the applicable margin of 5.5%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 4.5%. Interest on the extended portion of the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the extended portion of the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for a notional amount of $350,000 against our Term Loans that was based on a rate of 4.91% versus three month LIBOR. In November 2011, we amended our interest rate swap agreement to reduce the rate to 2.315% , effective September 30, 2011, and to reduce the notional amount to $175,000 as of March 31, 2012. At December 31, 2011, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 10.47%.
The nonextended Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.5% per annum of the undrawn portion of the Revolvers. Interest on the non-extended Canadian revolver is based on the Banker's Acceptance Rate plus the applicable margin of 4.5%. Interest on the non-extended U.K. revolver is based on LIBOR plus the applicable margin of 5.5%. Interest on the non-extended U.S. revolver is based on the prime rate plus the applicable margin of 4.5%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.5% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the U.K. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75% or EURIBOR plus the applicable margin of 6.75%. At December 31, 2011, the weighted average rate on the Revolvers was 7.6%. At December 31, 2011, we had $37,460 available under the Revolvers after utilizing $944 for letters of credit outstanding.
Borrowings under the Senior Secured Credit Facility are collateralized by interests granted on a substantial portion of our worldwide assets and are guaranteed by certain subsidiary guarantors. We paid debt issuance costs of $1,896, $30, and $79 during 2011, 2010, and 2009, respectively, relating to the Senior Secured Credit Facility. The unamortized balance of debt issuance costs relating to the Senior Secured Credit Facility and the Notes is reflected in other noncurrent assets and was $9,004, $8,755 and $2,310 at December 31, 2011, 2010 and 2009, respectively.
We are required to prepay certain amounts under the Senior Secured Credit Facility should we initiate specified transactions, including the issuance of equity, sale of certain assets, or additional debt issuance. As a result of voluntary repayments on the Term Loans made during 2008, we will not incur any quarterly principal installments before maturity in January 2014.
The Senior Secured Credit Facility also contains customary affirmative and negative covenants such as restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates. Under the Senior Secured Credit Facility, we are required to comply with the following financial covenants on a quarterly and annual basis:
Senior Secured Leverage Ratio.  The senior secured leverage ratio is a maximum ratio of our total funded debt that is secured by a lien on any assets or equity interests of the Company or any of our subsidiaries to our Adjusted EBITDA (as defined in our Senior Secured Credit Facility) for each period of four consecutive quarters during the term of the Senior Secured Credit Facility.
Minimum Interest Coverage Ratio.  The minimum interest coverage ratio is the ratio of Adjusted EBITDA to cash interest expense (net of interest income) for each period of four consecutive quarters during the term of the Senior Secured Credit Facility.
Maximum Capital Expenditures.  The maximum capital expenditures covenant in our Senior Secured Credit Facility limits our annual capital spending, cash restructuring in excess of $10,000, and our acquisition expenses in excess of $10,000 to a pre-established limit each year and allows for carryover of unused spend.
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of December 31, 2011.

Future maturities of the Company’s outstanding long-term debt as of December 31, 2011 are summarized as follows:

2012	$—
2013	39,157
2014	128,358
2015	—
2016	7,439
2017 and thereafter	524,397
Total debt payments	699,351
Less amount representing unamortized debt discount	(6,511)
Total debt balance at December 31, 2011	$692,840

9. Capital Stock
Authorized
20.00 million preferred shares, par value $0.01 per share issuable in series. The Board of Directors determines the voting rights, dividend policy, and conversion rights of these preferred shares.

•
On December 10, 2008, the Company authorized the issuance of 125,000 shares of Series C Preferred Stock. At December 31, 2011 and 2010, the number of Series C Preferred shares issued and outstanding were 30,983. These preferred shares, the majority held by Onex and other related parties, have a mandatory redemption date of July 2, 2018 for cash, and also have the right to be converted, at any time through the redemption date at the option of the holder, into the Company’s Class A Voting Common Stock (initially at $1.50 per share), in settlement of the Company’s obligations (including all accumulated and unpaid dividends through the redemption date. The liquidation value, including accrued dividends payable, at December 31, 2011, 2010 and 2009 of $44,641, $37,278 and $31,566, respectively, is net of deferred financing costs of $269, $311 and $366, respectively, and the Beneficial Conversion Feature (“BCF”) of $3,720, $4,325 and $4,192, respectively. The net value is recorded as redeemable securities (outside of permanent equity) on the accompanying Consolidated Balance Sheets. The Series C Preferred Stock ranks senior to each other class of the Company’s stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors. Dividends accrued in 2011, 2010 and 2009 amounted to $6,717, $5,789 and $5,141, respectively, and are recorded to additional paid-in capital.

•
When the conversion option of the Series C Preferred Stock into Class A Voting Common Stock at $1.50 per share is less than the fair value of the common stock on the issuance dates, there is a BCF associated with this preferred stock. The value of the BCF has been recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. For the Series C Preferred Stock owned by certain other related parties, this discount is then being accreted from the date of issuance to the stated redemption date of July 2, 2018. For the Series C Preferred Stock owned by Onex, the BCF is immediately amortized to temporary equity at the date of issuance due to the existence of an in-substance put on the stock (see below). The BCF discount at December 31, 2011, 2010 and 2009 is $3,720, $4,325 and $4,192, respectively. The Company recognized $605, $718 and $923 of accretion within equity related to the BCF during 2011, 2010 and 2009, respectively.

•
On April 3, 2008, the Company authorized the issuance of 125,000 shares of Series B Preferred Stock. At December 31, 2011 and 2010, the number of shares of Series B Preferred Stock issued and outstanding were 48,244. These preferred shares, the majority held by Onex and other related parties, have a mandatory redemption date of July 2, 2018 for cash, and also have the right to be converted, at any time through the redemption date at the option of the holder, into the Company’s Class A Voting Common Stock (initially at $4.85 per share), in settlement of the Company’s obligations (including all accumulated and unpaid dividends through the redemption date). The liquidation value, including accrued dividends payable, at December 31, 2011, 2010 and 2009 of $64,292, $57,282

and $50,995, respectively, is net of deferred financing costs of $462, $533 and $626, respectively. The net value is recorded as redeemable securities (outside of permanent equity) on the accompanying Consolidated Balance Sheets. The Series B Preferred Stock ranks senior to each class of common stock in liquidation rights. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors. Dividends accrued in 2011, 2010 and 2009 amounted to $6,938, $6,195 and $5,605, respectively, and are recorded to additional paid-in capital.

•
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of the Board of Directors, accounting guidance requires the Company to account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. The Company has determined that the value is immaterial as of December 31, 2011, 2010 and 2009, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.

205.00 million Class A voting common shares, par value $0.01 per share, entitled to one vote per share and to receive dividends as declared. At December 31, 2011, 2010 and 2009, the number of Class A voting common shares issued was 31,977,536, 31,174,824 and 31,238,754. At December 31, 2011, 2010 and 2009, there were 29,512,429, 28,881,055 and 29,145,328 Class A voting common shares outstanding, respectively, net of treasury shares of 2,465,107, 2,293,769 and 2,093,426, respectively. Also, the Company is required to at all times reserve and keep available out of its authorized but unissued shares of Class A voting common stock, solely for the purpose of issuance upon the conversion of the Series B and Series C Preferred Stock, such number of shares of Class A voting common stock as are issuable upon the conversion of all outstanding shares of Series B and Series C Preferred Stock.
During 2011, 2010, and 2009, an additional 114,114, 201,898, and 90,912 Class A voting common shares were issued primarily related to director and executive compensation.
20.00 million Class A nonvoting common shares, par value $0.01 per share. No Class A nonvoting shares have been issued.
120.00 million Class B voting common shares, par value $0.01 per share, entitled to 25 votes per share and to receive dividends as declared, and convertible into the same number of shares of Class A voting common stock at any time. At December 31, 2011, 2010 and 2009, the number of Class B voting common shares issued and outstanding was 88,281,647.
8.50 million Class B nonvoting common shares, par value $0.01 per share. No Class B nonvoting common shares have been issued.
7.50 million Class C voting common shares authorized, par value $0.01 per share, entitled to one vote per share and to receive dividends as declared. At December 31, 2011, 2010 and 2009, 6,751,263 Class C voting common shares were issued and outstanding.
The Company is precluded from paying dividends under the Senior Secured Credit Facility and the Notes, which are discussed in Note 8.
Exchangeable Preferred Stock
Pursuant to a charter and related support agreement, as of December 31, 2011, 2010 and 2009, 1,713,321 shares of exchangeable preferred stock held in a subsidiary of the Company have the right to exchange their shares for Class A voting common shares, plus any dividends declared on the Class A voting common shares. These exchangeable preferred shares have no voting rights or other rights of redemption. If exchanged, the preferred shares will be exchanged for Class A voting common shares on a 1 to 1 basis. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares. None of these exchangeable preferred shares were converted into shares of Class A voting common shares during 2011, 2010, or 2009. The exchangeable preferred shares are recorded at $2,665 at December 31, 2011, 2010 and 2009 in the accompanying Consolidated Balance Sheets.

Treasury Shares
The Company purchased 171,338, 200,343 and 184,476 Class A shares for $305, $551 and $507, the estimated fair value at the time of purchase, during 2011, 2010 and 2009, respectively. From March 2001 through December 31, 2011, the Company has purchased a total of 2,465,107 treasury shares for $8,475, but currently does not have an authorized stock repurchase plan.
Stockholders’ Agreement
Pursuant to the Company’s Stockholders’ Agreement, as amended and restated, the Company has a contingent call option on all common shares of the Company held by any management stockholder (as defined). Upon termination of employment for any reason (other than retirement, death, or disability), the Company has the option to purchase the common shares held by the management stockholder at the then fair market value of such common shares. The Company has not elected to exercise this contingent call option since inception of the Stockholders’ Agreement.
Stock-Based Compensation
The Company maintains several equity compensation plans, which are described below.
Stock Option Plan
The Company’s 1998 Stock Option Plan (the “1998 Option Plan”), which is stockholder approved, permits the grant of stock options to directors, officers, and key employees. Option awards are generally granted with an exercise price not less than 100% of the fair value of the Company’s stock at the date of the grant, generally vest over a four-year period, and are generally exercisable for 10 years from the date of the grant. Upon the termination of the option holder’s employment with the Company, or upon a change in control, the Company has the option (but not the obligation) to purchase the original stock options from the option holder, or if the option had been exercised, the stock resulting from such exercise. The option purchase price to be paid by the Company, if such contingent call option is exercised, is the current fair market value of the Company’s Class A voting common shares less the applicable per share option price. For option shares, the purchase price is the current fair market value of the Company's Class A voting common shares. An aggregate of 10,197,000 shares of the Company’s Class A common stock have been reserved for issuance under the 1998 Option Plan.
Since January 2005, following the decision of the Company to issue restricted stock and restricted stock units pursuant to individual employee restricted stock and restricted stock unit grant plans and agreements (the “Restricted Plans”) described more fully below, the Company has not granted any stock options. The unvested portion of previously granted stock options outstanding resulted in the recognition of compensation cost of less than $100 for 2011, 2010, and 2009. This amount is included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss and was determined on a straight-line basis. The fair values of unvested stock options granted by the Company are determined using the Black-Scholes valuation model that uses various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. The expected volatility is based on the S&P 500’s 100-day historical price volatility over a period of time commensurate with the expected life of the option grant. There were no related income tax benefits recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss, and no realization of the benefit of tax deductions in excess of recognized tax benefits from the exercise of stock options for 2011, 2010, and 2009.

A summary of nonqualified and incentive stock option activity under the 1998 Option Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	149,398	$4.09
Exercised	—	—
Forfeited	(113,587)	3.28
Options outstanding at December 31, 2009	35,811	6.67
Exercised	—	—
Forfeited	(11,111)	11.24
Options outstanding at December 31, 2010	24,700	4.62
Exercised	—	—
Forfeited	(3,500)	11.75
Options outstanding at December 31, 2011	21,200	$3.44	1.54	$—
Exercisable at December 31, 2011	21,200	$3.44	1.54	$—
Options outstanding at December 31, 2011 consist of the following:

Range of Exercise	Options Outstanding	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise
$2.30 - 4.00	21,200	1.54	21,200	$3.44
	21,200		21,200
No options were exercised during 2011, 2010, or 2009. No options vested during 2011, 2010 or 2009.
Restricted Stock and Restricted Stock Unit Plans
In 2005, the Company made offers to certain employees whereby the Company would grant to the employee a stated number of restricted Class A voting common shares pursuant to the Restricted Plans in return for cancellation of all the employee’s stock options and in consideration for the employee’s past and future contributions to the Company. No restricted shares were issued in exchange for the cancellation of stock options in 2011, 2010, or 2009. See later discussion and table regarding restricted stock units granted.
The restricted shares vest over a two-year period commencing upon a change in control, initial public offering, or liquidation (a liquidity event). A portion of the restricted shares vest if a liquidity event occurs within six months of the date an employee is involuntarily terminated due to death, disability or reduction in force within six months of the liquidity event. These grants fully vest upon the employee's termination or constructive termination in connection with a change in control. The Company has a right of first refusal to acquire the restricted shares held by an employee at the current fair value, even after the restriction period lapses.

In 2009, we also awarded 134,775 restricted shares to certain executives under terms that differ from the terms of our Restricted Plans (the “Modified Restricted Plans”) that permit such restricted shares and restricted stock units issued to vest immediately upon a termination of the executive’s employment under most circumstances. No shares were issued under the Modified Restricted Plans during 2010. In 2011, we awarded Mr. Garner, then our Chief Executive Officer, with 750,000 restricted shares under our Modified Restricted Plans.

The summary of restricted stock activity is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	1,621,528	$5,465
Granted	134,775	371
Vested	—	—
Forfeited	(356,500)	(1,107)
Unvested at December 31, 2009	1,399,803	4,729
Granted	—	—
Vested	—	—
Converted	(101,050)	—
Forfeited	(164,778)	(698)
Unvested at December 31, 2010	1,133,975	4,031
Granted	750,000	1,335
Vested	—	—
Converted	—	—
Forfeited	(73,500)	(205)
Unvested at December 31, 2011	1,810,475	$5,161

Additionally, there are unvested restricted stock units, covered under the Restricted Plans, which are similar to restricted shares except that actual shares of Class A voting common stock are only issued to individuals upon vesting and exercise. These restricted stock units vest over a three-year period upon the stock becoming freely tradable and fully vest upon a change in control. In addition, a portion of the stock units vest following an employee's termination for specified reasons if a change in control or an initial public offering occurs within six months the employee's termination. The summary of activity related to restricted stock units is set forth below:

	Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	1,359,500	$6,020
Granted	1,026,000	2,822
Forfeited	(395,000)	(1,771)
Unvested at December 31, 2009	1,990,500	7,071
Granted	321,000	688
Forfeited	(670,500)	(3,048)
Unvested at December 31, 2010	1,641,000	4,711
Granted	406,500	724
Forfeited	(176,000)	(554)
Unvested at December 31, 2011	1,871,500	$4,881
As of December 31, 2011, 2010 and 2009, there was approximately $8,156, $7,339 and $9,347, respectively, of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize that cost over a period of two and three years for restricted shares and restricted stock units, respectively, following the occurrence of a change in control, initial public offering, or liquidity event, as defined in the Restricted Plans.
Deferred Compensation Plan
The Company has a deferred compensation plan pursuant to which certain employees and directors have been given the option to defer compensation. Compensation deferred is in the form of phantom stock units, which are held in the plan for the benefit of the individual until such compensation is distributed in accordance with the terms of the agreement. A total of 35,357 phantom stock units were outstanding at December 31, 2011 and 2010. A total of 70,714 phantom stock units was outstanding at December 31, 2009.
With respect to the remaining 35,357 phantom stock units, the Company has the option of settling the obligation in either cash or Class A voting common shares. These phantom stock units are classified as a liability, as the Company may settle these awards in cash. Accordingly, $11, $63 and $194 is recorded in other noncurrent liabilities at December 31, 2011, 2010 and 2009, respectively. Compensation income of $52, and $34 was recorded in 2011 and 2010, respectively, based on the stock price at the end of the applicable period. No compensation income or expense was recorded during 2009 related to phantom stock units.

10. Income Taxes
Income (loss) before income taxes, noncontrolling interest, and discontinued operations consists of the following:

	2011	2010	2009
Domestic	$(38,176)	$(24,655)	$862
Foreign	15,570	(18,690)	(64,480)
Total	$(22,606)	$(43,345)	$(63,618)
The provision for income taxes attributable to continuing operations consists of the following:

	2011	2010	2009
Current tax provision
U.S. federal	$—	$102	$—
State and local	1,140	1,162	2,245
Foreign	6,655	(1,138)	15,657
Total current tax provision	7,795	126	17,902
Deferred tax provision
U.S. federal	260	276	1,205
State and local	(73)	(3,886)	18
Foreign	1,197	(1,004)	(5,754)
Total deferred tax provision	1,384	(4,614)	(4,531)
Total provision for income taxes	$9,179	$(4,488)	$13,371

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) from continuing operations, before noncontrolling interests, as a result of the following:

	2011	2010	2009
Tax benefit at statutory U.S. tax rate (35%)	$(7,912)	$(15,171)	$(22,266)
State and local taxes, net of federal benefit	796	(1,933)	352
Goodwill and intangible impairment	—	—	16,169
Valuation allowance	(1,888)	10,374	7,325
Impact of foreign operations	10,651	5,079	3,341
Foreign debt waiver	—	—	4,004
Change in tax reserves	1,052	(8,470)	6,627
Nondeductible expenditures	5,725	4,704	2,966
Foreign dividends and interest	9,803	7,039	3,554
Tax rate differences of foreign subsidiaries	(8,819)	(6,547)	(7,930)
Jobs tax credits	—	—	(1,505)
Other	(229)	437	734
	$9,179	$(4,488)	$13,371
Deferred Taxes
Deferred tax assets (liabilities) included in the accompanying Consolidated Balance Sheets consists of the following:

	2011	2010
Operating loss carryforwards	$179,161	$176,663
Accrued liabilities	12,097	10,481
Property, equipment, and amortization	25,906	28,880
Federal, state, and foreign tax credits	13,639	13,961
Accrued and unearned compensation	3,278	2,381
Customer and grant assets	1,447	3,018
Restructuring liabilities	2,023	5,120
Unrealized foreign exchange gain	2,087	2,884
Other	427	—
Total deferred tax assets	240,065	243,388
Definite and indefinite lived intangibles	(16,477)	(18,312)
Unrepatriated foreign earnings	(1,616)	(3,256)
Other	—	(343)
Total deferred tax liabilities	(18,093)	(21,911)
Net deferred tax assets	221,972	221,477
Valuation allowance	(215,720)	(212,763)
Net deferred tax assets	$6,252	$8,714

The balance sheet classification of the net deferred tax assets (liabilities) is as follows:

	2011	2010
Net current deferred tax assets	$1,362	$2,104
Net noncurrent deferred tax assets	17,156	20,026
Net current deferred tax liabilities	(1,983)	(5,113)
Net noncurrent deferred tax liabilities	(10,283)	(8,303)
Total net deferred tax assets	$6,252	$8,714
The Company has not recorded deferred U.S. income tax liabilities of $26,686 and $15,846 applicable to undistributed earnings of $76,257 and $46,460 at December 31, 2011 and 2010, respectively, related to certain foreign subsidiaries as these undistributed earnings are indefinitely reinvested in foreign operations. If earnings of such subsidiaries were not reinvested, the resulting U.S. tax liability would be substantially offset by the utilization of U.S. net operating loss carryforwards. Furthermore, foreign withholding taxes may be imposed on actual distributions. As of the years ended 2011 and 2010, the Company has established deferred tax liabilities in the amount of $1,616 and $3,256, respectively, for anticipated repatriations of earnings from foreign subsidiaries in New Zealand, Spain, Poland, and Portugal, as the Company does not consider the earnings to be indefinitely reinvested.
Valuation Allowances
U.S. GAAP requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts that will result in future profits, etc.
As a result of historical operating losses, the Company has established a valuation allowance of $215,720, $212,763 and $208,885 at December 31, 2011, 2010 and 2009, respectively. The valuation allowance increased $2,957, $3,878 and $10,281 during 2011, 2010 and 2009, respectively.
In 2011, the Company released valuation allowances on the deferred tax assets of our Australian, Denmark and Brazilian subsidiaries during the first, second and third quarters of 2011, respectively, resulting in a discrete benefit of $9,145. Management concluded that strong first quarter performance coupled with cumulative profitability overcame historic inconsistent financial performance to warrant the release of the valuation allowance on the deferred tax assets of our Australian subsidiary while our Denmark and Brazilian subsidiaries demonstrated the same facts during the second and third quarters, respectively.  During the third quarter of 2011, the Company also established a valuation allowance on the deferred tax assets of our German subsidiary as management concluded that the historic results of the subsidiary could no longer justify the recognition of the deferred tax assets, resulting in discrete expense of $8,836.
In 2010, management concluded that the results of certain of our operations in the United States support the release of the valuation allowance related to certain state and local deferred tax assets in the amount of $4,137. Due to the closure of the Company’s Bangalore site, management further concluded that it was more likely than not that the benefit of certain Indian deferred tax assets in the amount of $909 cannot be realized in the future.
In 2009, the Company reviewed the available positive and negative evidence with respect to certain of its subsidiaries in France, Canada, Spain, United Kingdom and Belgium and, as a result of this review, management concluded that the subsidiaries could not realize the benefit of its deferred tax assets due to the recent operating results of such subsidiaries. Based on this conclusion, management established valuation allowances in the amounts of $534, $1,975, $4,296, $1,106 and $721 for France, Canada, Spain, United Kingdom and Belgium, respectively.

The transactions in the valuation allowance for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$(212,763)	$(208,885)	$(198,604)
(Additions) deductions charged to tax expense	1,391	(6,811)	(7,005)
(Additions) deductions charged to other accounts (1)	1,392	—	(4,799)
(Additions) deductions (2)	(5,740)	2,933	1,523
Balance, end of year	$(215,720)	$(212,763)	$(208,885)

(1)	Foreign currency translation adjustments charged to other comprehensive loss

(2)	Offset was to other comprehensive loss
Tax Attributes (Net Operating Losses, Tax Credits, and Tax Holidays)
At December 31, 2011, the Company had $411,573 of U.S. federal net operating loss carryforwards and $624,867 of state net operating loss carryforwards, which began to expire in 2010 and will continue through 2031. At December 31, 2011, the Company had $131,305 of U.S. federal net operating loss carryforwards, which are limited to $13,600 in any calendar year, and $3,445 of U.S. federal tax credits, both of which are subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.
The Company has foreign net operating loss carryforwards in the following jurisdictions, which expire at the dates indicated:

	Amount	Expiration period
United Kingdom	$61,059	Indefinite carryforward
Netherlands	39,798	2012 - 2020
France	26,184	Indefinite carryforward
Germany	29,450	Indefinite carryforward
Australia	13,611	Indefinite carryforward
Spain	24,432	2015-2026
Brazil	13,606	Indefinite carryforward
Other foreign net operating losses with expiration dates	9,665	2012 - 2031
Other foreign net operating losses with indefinite carryforward	32,398	Indefinite carryforward
At December 31, 2011, the Company has $7,628 of U.S. federal tax credit carryforwards, which begin to expire in 2020, and $1,149 of state tax credit carryforwards, which are being used yearly and expected to be fully utilized in 2027. In addition, the Company has tax credits in foreign jurisdictions of $4,770, which will begin to expire in 2017.
In 2011, 2010, and 2009 for U.S. federal income tax purposes, the Company recognized certain unrepatriated dividends and other interest income due to financing terms under third party and intercompany financing arrangements totaling approximately $26,174, $18,082, and $2,591, respectively.

The Company has been granted tax holidays in certain countries. The majority of the tax benefit was generated from the Company's operations in the Philippines and India. The Philippines tax holidays have expired and the Company is applying to extend the tax holidays at an income tax rate of 0% for multiple sites up to May 31, 2012 and October 31, 2013. After the tax holidays expire, a reduced income tax rate of 5% will apply. The tax holiday in India expired on March 31, 2011 and the Company was taxed at the regular income tax rates of 33.22% commencing April 1, 2011. The tax benefit received by the Company related to the tax holidays in the Philippines and India is approximately $1,702 and $803, respectively for 2011, $2,348 and $2,281, respectively for 2010, and $3,369 and $3,900, respectively for 2009.
Unrecognized Tax Benefits
U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as more likely than not to be sustained by the taxing authority. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. U.S. GAAP provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	2011	2010	2009
Beginning balance	$37,179	$40,990	$31,515
Increases (decreases) related to prior year tax positions	(170)	3,798	(55)
Increases related to current year tax positions	3,069	1,858	6,418
Decreases related to settlements with taxing authorities	—	(8,478)	—
Decreases related to lapsing of statute of limitations	(1,104)	(885)	(1,192)
Currency translation adjustment	(1,053)	(104)	4,304
Ending balance	$37,921	$37,179	$40,990
We record interest and penalties related to uncertain tax positions as components of income tax expense. We recorded interest on uncertain tax positions of $657, ($5,998) and 1,321 and penalties of $165, ($499) and $320 for 2011, 2010 and 2009, respectively.
As of December 31, 2011 and 2010, in addition to the balance above, we had accrued $5,138 and $4,481 for payment of interest and $7,532 and $7,367 for payment of penalties respectively. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items occurred in the same year, there would be a material impact to cash flow. Upon future recognition of the unrecognized tax benefits as of December 31, 2011, including interest and penalties, $37,796 will have a favorable impact on the effective tax rate.
We are no longer subject to U.S. federal, state, or non U.S. income tax examinations or assessment of taxes by tax authorities with respect to years ending on, or prior to, December 31, 2002, except that our net operating loss carryforwards in several jurisdictions are subject to adjustment generally until the expiration of applicable statutes of limitation for the years in which such loss carryforwards are utilized. We are currently under audit in the United Kingdom, Canada, Ireland, Germany, France, Philippines, India, Bulgaria, and Colombia. We do not expect these tax audits to have a material impact to our Consolidated Financial Statements.
It is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $3,234 as a result of statute expirations or a final determination.

11. Employee Benefits and Compensation
The Company has defined benefit pension plans covering certain employees outside of the U.S. The following sets forth the obligations, assets, and funded status of the plans. See Note 1.

	2011	2010	2009
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$6,863	$6,907	$5,038
Service cost	716	663	864
Interest cost	391	416	341
Actuarial gain	(785)	(830)	(256)
Benefits paid	(477)	(264)	(191)
Foreign exchange	(30)	(208)	332
Past service cost	—	—	763
Other	41	179	16
Projected benefit obligation at end of year	6,719	6,863	6,907
Change in plan assets
Fair value of plan assets at beginning of year	3,532	3,389	3,108
Actual return on plan assets	170	398	119
Employer and employee contributions	28	24	70
Foreign exchange	10	(128)	283
Benefits paid	(378)	(151)	(191)
Fair value of plan assets at end of year	3,362	3,532	3,389
Unfunded status/net pension liability	$(3,357)	$(3,331)	$(3,518)
Net periodic pension cost consisted of the following:

	2011	2010	2009
Service cost	$716	$663	$864
Interest cost	391	416	341
Actual return on plan assets	(170)	(398)	(119)
Difference between expected return and actual return on plan assets for period	(86)	167	(105)
Other	83	(10)	(10)
Net periodic pension cost	$934	$838	$971
Amounts recognized in the accompanying Consolidated Balance Sheets are as follows:

	2011	2010
Other noncurrent assets	$43	$103
Other noncurrent liabilities (pension liability)	(3,400)	(3,434)
	$(3,357)	$(3,331)

Amounts recognized in accumulated other comprehensive income are as follows:

	2011	2010
Actuarial gain	$3,587	$2,904
Prior service cost	(671)	(824)
Difference between actual and expected return on assets, loss	(1,422)	(1,339)
Other / CTA, gain	24	25
	$1,518	$766
The assumptions used in determining pension costs for the predominate plan include the following:

	2011	2010	2009
Discount rate	5%	6%	6%
Expected return on plan assets	7%	7%	7%
Rate of compensation increase	4%	4%	5%
The assumptions used in determining pension obligations for the predominate plan include the following:

	2011	2010
Discount rate	5%	5%
Rate of compensation increase	4%	4%
For the predominate plan, the discount rate used is based on the yield on the Merrill Lynch Corporate Bond Index for bonds with AA rating and duration greater than 15 years. The expected long-term rate of return on assets was determined using a weighted average calculation for the various investments of the plans. For 2011 and 2010, the expected yield on bonds, based on high quality corporate bonds, was 2.8% and 5.0%, respectively. Based on current short-term investment rates, the yield on cash investments was 2.9% and 3.4% for 2011 and 2010, respectively. For equities, based on current forecasts and the plans’ historical return on equities, the rate was set at 7.9% for 2010, while the return on real estate investments was 7.9% for 2010. For other investments, which included cash, growth, private equity, and infrastructure pooled funds, based upon short-term investment rates, the rate was set at 8.3% and 7.9% for 2011 and 2010, respectively.
Estimated contributions and benefits are as follows:

	Estimated
	Benefits	Contributions
December 31
2012	$395	$339
2013	337	282
2014	398	341
2015	425	367
2016	575	517
2017 and thereafter	2,487	2,104

The Company’s investment strategy in managing pension assets is to maintain an overweight position in investment funds in order to achieve desired returns with appropriate levels of risk. The use of derivative instruments is not permitted. The Company’s pension plan weighted-average actual asset allocations are as follows:

	2011	2010
Equity securities	—%	75%
Debt securities	2%	5%
Real estate	—%	10%
Other (a)	98%	10%
(a) Includes cash, growth, private equity, and infrastructure pooled funds
U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified into a hierarchy by the inputs used to perform the fair value calculation as follows:
Level 1 – Fair value based on unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2 - Modeled fair value with model inputs that are all observable market values.
Level 3 – Modeled fair value with at least one model input that is not an observable market value.
The fair value measurements of major categories of plan assets are as follows:

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3
Equity securities	$—	$—	$—	$—
Debt securities	77	77	—	—
Real estate	—	—	—	—
Other	3,285	—	—	3,285
Total	$3,362	$77	$—	$3,285

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3
Equity securities	$2,645	$2,645	$—	$—
Debt securities	162	162	—	—
Real estate	374	—	—	374
Other	351	—	—	351
Total	$3,532	$2,807	$—	$725
The Company also sponsors various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans amounted to $387, $412, and $507 in 2011, 2010 and 2009, respectively.

12. Related Party Transactions
On February 5, 2010, Onex ClientLogic Holdings, LLC, a subsidiary of Onex Corporation, provided the Company with a Commitment Letter stating that they would provide a subordinated loan to the Company of up to a maximum principal amount of $20.0 million to comply with the financial covenants included within the Senior Secured Credit Facility. No amounts had been borrowed under the Commitment Letter when it expired on December 31, 2010.
The Company has rented facilities and purchased information services from its former noncontrolling partner in CLI3L. The Company expensed fees related to these services of $888, and $780 for the years ended December 31, 2010 and 2009, respectively. No such expenses were incurred during the year ended December 31, 2011 as all leases and other contracts with this related party had expired or been terminated on or before December 31, 2010. At December 31, 2010, the Company had a payable of $271 outstanding to this related party, which was paid during the year ended December 31, 2011. The

Company sold assets to this related party and received payment of $69 during the year ended December 31, 2011.
NAFS Third Party Collections Business
On August 31, 2011, the Company's wholly owned subsidiary, NAFS, executed a Membership Interest Purchase Agreement with David Garner, the Company's former Chief Executive Officer and current Chairman of the Board. Pursuant to the agreement, Mr. Garner agreed to purchase directly or indirectly through an affiliate certain assets and obligations comprising NAFS's third party collections business based in Buffalo, New York (the “NAFS Business”). To facilitate this transaction, NAFS agreed to transfer the assets and obligations of the NAFS Business to a newly formed limited liability company (“NAFS Buffalo”).  The effective date of the transaction was August 1, 2011, although the transfer of the NAFS Buffalo membership interest to Mr. Garner and the transfer of certain client obligations to Emory Enterprises, LLC, an affiliate of Mr. Garner ("Emory"), were not formally completed until November 30, 2011.
The purchase price for the NAFS Business was $1,246, of which $623 was paid at closing on August 31, 2011, with the remainder of $623 to be paid in equal monthly installments over a thirty-six month period commencing March 2012.  The purchase price is subject to adjustment should Mr. Garner sell NAFS Buffalo during the two-year period subsequent to August 1, 2011.
Subsequent to the effective date, Mr. Garner retained all profits, interests and obligations relating to the operations of the NAFS Business.  To that end, Mr. Garner agreed to indemnify NAFS for certain losses incurred by the NAFS Business determined on a pro forma basis during the transition period commencing August 1, 2011 and ending on November 30, 2011.  On January 31, 2012, Mr. Garner paid NAFS $363 toward settlement of certain transition period losses, which is an adjustment to the purchase price reflected in the Consolidated Financial Statements.
In addition, commencing August 31, 2011, the Company has provided outsourced information technology services to NAFS Buffalo and Emory.  These services are being provided to NAFS Buffalo and Emory to support continuing information technology requirements, and amounted to $135 for 2011. The parties also entered an additional agreement pursuant to which NAFS Buffalo and/or its affiliates will continue to service one of the Company's clients.
The NAFS Business was considered a variable interest entity ("VIE") of which the Company was not determined to be the primary beneficiary during the transition period but ceased to be a VIE as of November 30, 2011. See Note 17 for additional information.
The NAFS Business was deconsolidated effective August 1, 2011, resulting in a gain on disposal amounting to $846.  This amount is reflected in Other expense, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The remaining purchase price receivable of $623 and adjustment to the purchase price of $363 is recorded in Prepaids and other current assets in the accompanying Condensed Consolidated Balance Sheets.

13. Lease Commitments
Capital Leases
The Company is obligated under various capital leases for certain property, software, and equipment. We record assets under capital leases at the present value of the minimum lease payments. We amortize assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The Company had capital lease assets of $4,905 and $7,006 at December 31, 2011 and 2010, respectively. At December 31, 2011, the future minimum payments under capital leases were as follows:

Minimum Lease Payments
Years Ending
2012	$4,273
2013	3,099
2014	1,397
2015	2,202
2016	—
2017 and thereafter	—
10,971
Amount representing interest	(3,027)
Net	$7,944
Operating Leases
The Company also leases property and equipment under noncancelable operating lease arrangements with initial or remaining lease terms in excess of one year. We recognize rent holidays and rent escalations on a straight-line basis over the lease term; and landlord/tenant incentives are recorded as deferred rent and amortized over the life of the related lease. At December 31, 2011, the future minimum payments due under operating leases were as follows:

	Minimum Lease Payments	Sublease Proceeds	Net Lease Commitments
Years Ending
2012	$59,626	$(61)	$59,565
2013	39,307	(34)	39,273
2014	24,503	—	24,503
2015	16,400	—	16,400
2016	7,896	—	7,896
2017 and thereafter	7,665	—	7,665
Total	$155,397	$(95)	$155,302
For the years ended December 31, 2011, 2010, and 2009, the Company recognized rent expense under operating leases of $57,902, $57,695, and $66,256, respectively.

14. Commitments and Contingencies
The Company and its subsidiaries from time to time are subject to legal claims arising in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that adequate provision for such claims has been made. However, adverse developments could negatively impact earnings in particular future fiscal periods.
On July 21, 2009, one of our former clients filed an action against us in United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleges that we failed to maintain certain call recordings on behalf of such client and seeks actual damages or, in the alternative, “liquidated” damages in the amount of $33,500. Our insurance carrier has indicated that actual damages likely would be covered, but has thus far denied coverage of the claimed “liquidated damages.” On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid fees for services rendered by us. Discovery has been delayed due to the pendency of various discovery disputes. Final discovery is expected to commence shortly. No trial date has been set by the court. Because of the limited discovery provided to us thus far by the plaintiff and due to the fact that the resolution of this matter depends in large part on a determination of whether the “liquidated damages” provision asserted by the plaintiff is enforceable and the resolution of coverage issues with our insurer, we are unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. In the event the provision is deemed unenforceable as a matter of law, we would plan to further prosecute our counterclaim for the approximately $1,202 owed to us by the plaintiff. In the event the provision is found to be enforceable as a matter of law or otherwise, the court could award damages of $33,500 against us. No reserve has been recorded as of December 31, 2011 and 2010.
In July, 2010, our wholly owned subsidiary, National Action Financial Services, Inc. (“NAFS”), was served with a purported class action lawsuit in United States District Court for the Northern District of Illinois. The complaint alleges NAFS placed automated calls to plaintiff’s cell phone without his consent, allegedly in violation of the federal Telephone Consumer Protection Act (“TCPA”). Since that time, the parties have been engaged in discovery. On September 6, 2011, as a result of information obtained through the discovery process, NAFS filed a motion to compel arbitration of the plaintiff’s claims relying on the terms and conditions of the customer agreement governing plaintiff’s credit card account. The customer agreement contains an arbitration provision which NAFS asserts subjects plaintiff’s claims to binding arbitration. On September 13, 2011, the court stayed all further proceedings except as related to the motion to compel pending the court’s decision on that motion. In the event the motion is granted, plaintiff will be compelled to arbitrate his claim individually and the class action litigation will be dismissed. However, in the event the court denies NAFS’ motion, the litigation will proceed as a purported class action. NAFS also made demand upon its insurance carrier for coverage under its errors and omissions insurance policy which contains a self-insured retention amount of $1,000. The insurance carrier denied the existence of a duty to defend or indemnify NAFS for the claims at issue relying on certain exclusions in the policy. On August 18, 2011, the plaintiff in the underlying case filed a declaratory judgment action against NAFS’ insurance carrier, along with NAFS and the Company as necessary parties, seeking a declaration from the court that the denial of coverage was wrongful and that NAFS’ carrier has a duty to indemnify and defend the underlying claims. As of December 31, 2011, a reserve has been recorded which we believe is in accordance with the reasonable range of loss. No reserve was recorded as of December 31, 2010.
In April, 2011, NAFS was served with a purported class action filed in United States District Court for the Eastern District of Michigan. The complaint alleges violations of the federal Fair Debt Collection Practices Act (“FDCPA”) and the TCPA for calls to plaintiff’s cell phone in an attempt to collect a debt not owed by the plaintiff. The complaint also alleges pre-recorded message calls to debtors on their cell phones by means of an automated dialing device, without having received permission from the recipients of the calls in violation of the TCPA. NAFS has filed a motion to dismiss. Plaintiff filed a response and the court is currently considering NAFS’ motion. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of December 31, 2011.

In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately 3,500 Brazilian Reais (equivalent to approximately $1,870 as of December 31, 2011) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately 7,700 Brazilian Reais (equivalent to approximately $4,100 as of December 31, 2011), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the 7,700 Brazilian Reais (equivalent to approximately $4,100 as of December 31, 2011) assessment. SITEL Brazil deposited 7,700 Brazilian Reais (equivalent to approximately $4,100 as of December 31, 2011) with the tax authorities in December 2010 and filed its defense with the courts in January 2011. A reserve of $283 has been recorded as of December 31, 2011.

15. Derivative Financial Instruments
Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure, but do not allow derivatives to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Board of Directors at least annually.

Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which the Consolidated Financial Statements are reported. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in the invoiced currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of December 31, 2011, we had forward contracts maturing within the next 14 months.
While we have implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect our consolidated operating results.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments, so our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of accrued liabilities and other of $1,961 and $15,527 and as other noncurrent liabilities of $7,845 and $3,882 as of December 31, 2011 and 2010, respectively, in the accompanying Consolidated Balance Sheets.

For 2011, 2010, and 2009, we recorded losses of $14,016, $9,215, and $5,584, respectively, for settled interest payments and mark to market valuation changes. These amounts are reflected in interest and other financing costs, net in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Derivatives not designated as hedging instruments
It was determined in 2009 that certain of the Company’s foreign exchange derivative instruments did not meet the requirements to qualify for hedge accounting. Due to the transfer pricing agreements entered into among our subsidiaries effective January 1, 2009, the entities that were party to the existing derivative contracts were no longer exposed to foreign exchange rate fluctuation risk. Accordingly, changes in the fair value of our hedging portfolio are reported in current earnings for the year ended December 31, 2009 and for the nine months ended September 30, 2010.
The Company occasionally enters into non-deliverable forward contracts (“NDFs”) in which a series of intended hedge settlements are lumped together into a single foreign currency cash flow hedge. These NDFs are necessary due to the counterparty’s unwillingness to enter into hedge contracts maturing over twelve months in the future. The NDFs effectively lock in the forward rate and hedge the forecasted highly probable transactions. These NDFs are not designated as accounting hedges. Accordingly, changes in the fair value of these undesignated derivative instruments are reported in current earnings.
Additionally, we choose not to designate a portion of our hedging portfolio in order to ensure that we meet all of the hedge accounting criteria. We are hedging forecasted transactions, but in order to qualify for hedge accounting treatment the forecasted transactions must be highly probable of occurring. Due to the inherent risk in a forecast, we consider a lesser amount to be highly probable, and only designate this portion for hedge accounting treatment.

Fair Values in the Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		12/31/2011	12/31/2010		12/31/2011	12/31/2010
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,112	$6,559	Accrued liabilities	$(7,222)	$(1,349)
Foreign exchange contracts	Other noncurrent assets	—	959	Other noncurrent liabilities	(878)	(212)
Total		$1,112	$7,518		$(8,100)	$(1,561)
Derivatives not designated as hedging instruments
Interest rate contract - ST	Other current assets	$—	$—	Accrued liabilities	$(1,961)	$(15,527)
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	(7,845)	(3,882)
Foreign exchange contracts	Other current assets	95	596	Accrued liabilities	(2,216)	(227)
Foreign exchange contracts	Other noncurrent assets	7	—	Other noncurrent liabilities	(264)	(40)
Total		$102	$596		$(12,286)	$(19,676)
Total derivatives		$1,214	$8,114		$(20,386)	$(21,237)

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2011	2010	2009		2011	2010	2009
Foreign exchange contracts	$(7,221)	$2,715	$380	COS, SG&A, and foreign currency	$4,192	$2,431	$(6,093)
Total	$(7,221)	$2,715	$380		$4,192	$2,431	$(6,093)
For 2011, 2010, and 2009, we recorded (losses) gains of $2,515, $1,666, and $(1,893), respectively, to costs of services and (losses) gains of $1,677, $765, and $(811), respectively, to selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the effective portion of settled hedge contracts. In 2009, we also recorded a loss of $(3,389) to loss on foreign currency transactions in the accompanying consolidated statements of operations and comprehensive income and loss for de-designated derivative contracts. We expect unrealized gains will be reclassified from accumulated other comprehensive loss (“AOCL”) to Cost of services and Selling, general and administrative expenses during the next twelve months of $7,700. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of December 31, 2011.
During 2011 and 2010, we recognized a (loss) gain on foreign currency transactions related to the ineffective portion of the derivative instruments of $(148) and $270, respectively. During 2009, there were no amounts recognized in income due to ineffectiveness on derivatives.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010	2009
Foreign exchange contracts	COS and SG&A	$(1,959)	$12,006	$1,514
Foreign exchange contracts	Foreign currency transactions	1,391	(356)	1,922
India JV hedge contract	Other, net	—	—	2,709
Total		$(568)	$11,650	$6,145
For 2011, 2010 and 2009, we recorded (losses) gains of $(1,176), $7,650 and $1,060, respectively, to costs of services and (losses) gains of $(784), $4,356 and $454, respectively, to selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss for foreign currency derivatives not designated as hedging contracts.

Current Contracts
At December 31, 2011, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$350,000
Foreign exchange contracts	189,267
Total	$539,267

16. Fair Value Measurements
The carrying values of cash and cash equivalents, short-term investments, trade receivables, and trade payables approximate fair value. The terms of the Company’s Senior Secured Credit Facility and Notes include debt with variable and fixed interest rates, totaling $692,840 and $646,213 at December 31, 2011 and 2010, respectively. The fair value of such debt was approximately $610,000 and $577,000 at December 31, 2011 and 2010, respectively. See Note 11 for fair value measurements of major categories of the Company’s defined benefit pension plans.
The following tables summarize the valuation of financial instruments by the pricing levels defined in Note 15 as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,214	$—	$1,214	$—
Total	$1,214	$—	$1,214	$—
Liabilities
Foreign currency forward contracts	$10,580	$—	$10,580	$—
Interest rate derivative instrument	9,806	—	9,806	—
Total	$20,386	$—	$20,386	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$8,114	$—	$8,114	$—
Marketable securities	8	8	—	—
Total	$8,122	$8	$8,114	$—
Liabilities
Foreign currency forward contracts	$1,828	$—	$1,828	$—
Interest rate derivative instrument	19,409	—	19,409	—
Total	$21,237	$—	$21,237	$—

The Company’s interest rate derivative instrument is a pay-fixed, receive-variable interest rate swap based on LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a level 2 item. The Company’s foreign currency forward contracts are contracts to buy foreign currency at a fixed rate on a specified future date or period. The foreign exchange rate is observable for the full term of the swap and is therefore also considered a level 2 item. The fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of these derivative instruments.
Long-lived assets are measured at fair value on a non-recurring basis utilizing Level 3 inputs.  In assessing the fair value of our long-lived assets we utilize appraisals on real estate as well as evaluate the marketability and potential relocation of other assets in similar condition and similar market areas.  During 2011, the Company determined that certain assets should be fully impaired and recorded an impairment charge of $605 based on our assessment as noted above.  No such charges were recorded in 2010.

17. Variable Interest Entity (VIE)
Kombea
On March 15, 2010, we entered into an Agreement and Plan of Merger with Kombea Corporation (“Kombea”), a previously unrelated entity, as well as an Exclusive Purchase and Distribution Agreement pursuant to which we acquired certain intellectual property and other commercial rights. We had determined this entity to be a VIE based on our option to acquire 100% of the entity over the exclusivity period. The entity was not previously consolidated since we had determined that we were not the primary beneficiary.
On June 30, 2011, we entered into a Termination Agreement which superseded and terminated all prior agreements between us and Kombea. We also entered into an agreement on this date, whereby we agreed to purchase certain software licenses and hardware from Kombea over a specified period of time. Under the new agreement, this entity no longer qualifies as a VIE. The impact of this transaction was not material.
NAFS Third Party Collections Business
The NAFS Business was considered a VIE during a transition period in 2011 but ceased to be a VIE as of November 30, 2011.

The NAFS Business was considered a VIE during the transition period as NAFS was the holder of the equity investment at risk but did not participate significantly in the profits and losses of the NAFS Business. In addition, as the primary beneficiary, Mr. Garner had the power to direct the activities of the NAFS Business that most significantly impact its economic performance. See Note 12 for Related Party discussion.
18. Operating Segment and Geographic Information
The Company has two reportable segments, “EMEA” and the “Americas,” which represented 42.1% and 57.9%, respectively, of consolidated revenues for 2011, 42.5% and 57.5%, respectively, of consolidated revenues for 2010, and 43.1% and 56.9%, respectively, of consolidated revenues for 2009. The reportable segments consist of (1) “Americas,” which refers to North America, Latin America, and Asia Pacific and (2) “EMEA,” which refers to Europe, the Middle East, and Africa. Each reporting segment performs substantially the same services for clients. The two reportable segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The following tables reflect information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2011, 2010, and 2009:

	2011
	EMEA	Americas	Total
Revenues	$596,670	$819,299	$1,415,969
Costs of services	425,260	495,877	921,137
Selling, general and administrative expenses (“SG&A”)	142,311	228,300	370,611
Revenues less costs of services and SG&A	29,099	95,122	124,221
Other expenses	41,465	105,362	146,827
Loss before income taxes	$(12,366)	$(10,240)	$(22,606)
Long-lived assets	$55,623	$94,810	$150,433
Total assets	$195,722	$453,482	$649,204

	2010
	EMEA	Americas	Total
Revenues	$570,284	$770,261	$1,340,545
Costs of services	401,191	455,272	856,463
Selling, general and administrative expenses (“SG&A”)	150,186	212,991	363,177
Revenues less costs of services and SG&A	18,907	101,998	120,905
Other expenses	58,638	105,612	164,250
Loss before income taxes	$(39,731)	$(3,614)	$(43,345)
Long-lived assets	$66,061	$103,535	$169,596
Total assets	$240,345	$442,072	$682,417

	2009
	EMEA	Americas	Total
Revenues	$671,255	$886,912	$1,558,167
Costs of services	473,627	524,957	998,584
Selling, general and administrative expenses (“SG&A”)	181,844	242,537	424,381
Revenues less costs of services and SG&A	15,784	119,418	135,202
Other expenses	109,572	89,248	198,820
(Loss) income before income taxes	$(93,788)	$30,170	$(63,618)
Long-lived assets	$71,715	$110,192	$181,907
Total assets	$279,194	$427,814	$707,008

19. Quarterly Financial Data (unaudited)
The following tables present certain quarterly financial data for the years ended December 31, 2011 and 2010:

	March 31	June 30	Sep 30	Dec 31	Total
	For the quarter ended 2011
Revenues	$343,172	$349,554	$359,117	$364,126	$1,415,969
Costs of services	221,625	230,209	231,351	237,952	921,137
Gross profit	121,547	119,345	127,766	126,174	494,832
Operating expenses
Selling, general and administrative expenses	88,553	90,629	96,314	95,115	370,611
Depreciation and amortization	12,281	12,053	12,499	15,341	52,174
Restructuring and exit charges	7,020	2,265	5,647	5,116	20,048
Other, net	(1,722)	19	2,716	2,902	3,915
Operating income (loss)	$15,415	$14,379	$10,590	$7,700	$48,084
Net income (loss)	$1,950	$(5,325)	$(15,060)	$(13,350)	$(31,785)

	March 31	June 30	Sep 30	Dec 31	Total
	For the quarter ended 2010
Revenues	$358,167	$317,706	$320,274	$344,398	$1,340,545
Costs of services	225,877	210,793	200,219	219,574	856,463
Gross profit	132,290	106,913	120,055	124,824	484,082
Operating expenses
Selling, general and administrative expenses	95,107	91,023	86,909	90,138	363,177
Depreciation and amortization	14,000	13,044	13,190	12,635	52,869
Restructuring and exit charges	5,765	2,847	5,800	23,653	38,065
Impairment of goodwill and trade name	—	—	—	—	—
Other, net	3,450	3,755	(3,591)	908	4,522
Operating income (loss)	$13,968	$(3,756)	$17,747	$(2,510)	$25,449
Net loss	$(6,770)	$(27,914)	$12,592	$(16,765)	$(38,857)

20. Supplemental Condensed Consolidated Financial Information
The Notes were co-issued by SITEL, LLC and Sitel Finance (the “Issuers”) and are guaranteed by the Issuers’ parent company, SITEL Worldwide, and by each of SITEL Worldwide’s existing and future direct and indirect domestic subsidiaries that are guarantors under the Senior Secured Credit Facility (the “Subsidiary Guarantors”). The Consolidated Statements of Operations and Comprehensive Income (Loss) are presented net of intercompany activity. The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Company, the Subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

SITEL Worldwide Corporation
Consolidated Balance Sheets
December 31, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$19,337	$—	$19,337
Accounts receivable (net of allowance for doubtful accounts)	—	—	99,538	147,754	—	247,292
Prepaids and other current assets	183,857	13	112,378	212,698	(447,582)	61,364
Total current assets	183,857	13	211,916	379,789	(447,582)	327,993
Property and equipment, net	999	—	32,085	67,384	—	100,468
Goodwill	—	—	16,690	101,020	—	117,710
Other intangible assets, net	—	—	16,326	33,639	—	49,965
Deferred income taxes	—	—	4,182	12,974	—	17,156
Investments in affiliates	(371,255)	295,390	28,626	—	47,239	—
Other noncurrent assets	2,833	86,260	14,393	33,893	(101,467)	35,912
Total assets	$(183,566)	$381,663	$324,218	$628,699	$(501,810)	$649,204
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$306	$—	$4,815	$19,435	$—	$24,556
Accrued payroll and benefits	3,656	—	9,370	60,411	—	73,437
Accrued liabilities and other	136,936	236,270	27,010	147,339	(447,581)	99,974
Income taxes payable	218	—	—	2,703	—	2,921
Current portion of capital lease obligations	—	—	1,619	1,952	—	3,571
Total current liabilities	141,116	236,270	42,814	231,840	(447,581)	204,459
Long-term debt	—	600,329	—	92,511	—	692,840
Capital lease obligations	—	—	1,652	2,721	—	4,373
Deferred income taxes	—	—	6,506	3,777	—	10,283
Other noncurrent liabilities	—	7,845	11,881	143,672	(101,467)	61,931
Total liabilities	141,116	844,444	62,853	474,521	(549,048)	973,886
Series B PIK preferred stock	64,292	—	—	—	—	64,292
Series C PIK preferred stock, net of beneficial conversion feature	44,641	—	—	—	—	44,641
Stockholders' deficit
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,252	—	536	168,887	(169,423)	1,252
Additional paid-in capital	376,629	105,786	629,768	305,237	(1,040,791)	376,629
Accumulated deficit	(765,508)	(568,567)	(312,950)	(338,264)	1,219,781	(765,508)
Accumulated other comprehensive loss	(38,326)	—	(55,989)	18,318	37,671	(38,326)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(8,475)	—	—	—	—	(8,475)
Total stockholders' deficit	(433,615)	(462,781)	261,365	154,178	47,238	(433,615)
Total liabilities and stockholders' deficit	$(183,566)	$381,663	$324,218	$628,699	$(501,810)	$649,204

SITEL Worldwide Corporation
Consolidated Balance Sheets
December 31, 2010
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$7,780	$—	$22,114	$—	$29,894
Accounts receivable (net of allowance for doubtful accounts)	—	—	80,986	155,106	—	236,092
Prepaids and other current assets	222,725	572	84,411	151,813	(381,278)	78,243
Total current assets	222,725	8,352	165,397	329,033	(381,278)	344,229
Property and equipment, net	259	—	33,435	72,665	—	106,359
Goodwill	—	—	16,691	101,020	—	117,711
Other intangible assets, net	—	—	19,230	44,007	—	63,237
Deferred income taxes	—	—	706	19,320	—	20,026
Investments in affiliates	(350,569)	212,835	17,257	—	120,477	—
Other noncurrent assets	2,831	86,182	3,455	18,990	(80,603)	30,855
Total assets	$(124,754)	$307,369	$256,171	$585,035	$(341,404)	$682,417
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$86	$—	$10,874	$16,574	$—	$27,534
Accrued payroll and benefits	1,874	—	7,512	56,581	—	65,967
Accrued liabilities and other	147,650	182,800	26,118	147,990	(381,278)	123,280
Income taxes payable	98	1	3,101	—	—	3,200
Current portion of capital lease obligations	—	—	1,482	1,742	—	3,224
Total current liabilities	149,708	182,801	49,087	222,887	(381,278)	223,205
Long-term debt	—	579,568	—	66,645	—	646,213
Capital lease obligations	—	—	2,472	4,365	—	6,837
Deferred income taxes	—	—	—	8,303	—	8,303
Other noncurrent liabilities	—	3,882	13,773	135,269	(80,603)	72,321
Total liabilities	149,708	766,251	65,332	437,469	(461,881)	956,879
Series B PIK preferred stock	57,282	—	—	—	—	57,282
Series C PIK preferred stock, net of beneficial conversion feature	37,278	—	—	—	—	37,278
Stockholders' deficit
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,251	—	536	168,887	(169,423)	1,251
Additional paid-in capital	391,297	105,786	603,183	305,236	(1,014,205)	391,297
Accumulated deficit	(733,723)	(564,668)	(368,918)	(351,486)	1,285,072	(733,723)
Accumulated other comprehensive loss	(19,689)	—	(43,962)	24,929	19,033	(19,689)
Stock subscriptions receivable	(2,653)	—	—	—	—	(2,653)
Treasury shares, at cost	(8,170)	—	—	—	—	(8,170)
Total stockholders' deficit	(369,022)	(458,882)	190,839	147,566	120,477	(369,022)
Total liabilities and stockholders' deficit	$(124,754)	$307,369	$256,171	$585,035	$(341,404)	$682,417

 SITEL Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$348,526	$1,067,443	$—	$1,415,969
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	201,361	719,776	—	921,137
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	28,719	245	78,838	262,809	—	370,611
Depreciation and amortization of property and equipment	359	—	9,777	28,766	—	38,902
Amortization of intangible assets	—	—	2,904	10,368	—	13,272
Restructuring and exit charges	229	—	2,952	16,867	—	20,048
(Gain) loss on foreign currency transactions	(146)	1,670	1,980	(1,392)	—	2,112
Other, net	208	559	(377)	1,413	—	1,803
Operating (loss) income	(29,369)	(2,474)	51,091	28,836	—	48,084
Interest and other financing costs, net	6	57,392	962	12,330	—	70,690
Equity in earnings of subsidiaries	2,045	(55,967)	(6,956)	—	60,878	—
(Loss) income before income taxes	(31,420)	(3,899)	57,085	16,506	(60,878)	(22,606)
Income tax provision	365	—	1,115	7,699	—	9,179
Net (loss) income	(31,785)	(3,899)	55,970	8,807	(60,878)	(31,785)
Other comprehensive (loss) income
Foreign currency translation adjustments	(7,976)	—	(363)	(8,782)	9,145	(7,976)
Unrealized (loss) gain on derivative valuation, net of tax of $0	(11,413)	—	(11,665)	252	11,413	(11,413)
Unrecognized pension gain (loss), net of tax of $0	752	—	—	752	(752)	752
Comprehensive (loss) income	$(50,422)	$(3,899)	$43,942	$1,029	$(41,072)	$(50,422)

SITEL Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2010
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$12	$358,799	$981,734	$—	$1,340,545
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	97	—	203,054	653,312	—	856,463
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	20,135	236	84,538	258,268	—	363,177
Depreciation and amortization of property and equipment	—	—	10,286	27,060	—	37,346
Amortization of intangible assets	—	—	3,025	12,498	—	15,523
Restructuring and exit charges	277	—	5,446	32,342	—	38,065
(Gain) loss on foreign currency transactions	(510)	(232)	161	5,209	—	4,628
Impairment and loss on disposal of capital assets	—	—	(13)	192	—	179
Other, net	(391)	(619)	(327)	1,052	—	(285)
Operating (loss) income	(19,608)	627	52,629	(8,199)	—	25,449
Interest and other financing (income) costs, net	(290)	53,455	1,841	10,769	—	65,775
Loss on extinguishment of debt, net	—	3,019	—	—	—	3,019
Equity in earnings of subsidiaries	19,207	(34,170)	19,483	—	(4,520)	—
(Loss) income before income taxes	(38,525)	(21,677)	31,305	(18,968)	4,520	(43,345)
Income tax provision (benefit)	332	—	(2,867)	(1,953)	—	(4,488)
Net (loss) income	(38,857)	(21,677)	34,172	(17,015)	4,520	(38,857)
Other comprehensive (loss) income
Foreign currency translation adjustments	3,209	—	(2,068)	5,535	(3,467)	3,209
Unrealized gain (loss) on derivative valuation, net of tax of $0	284	—	1,244	(960)	(284)	284
Unrecognized pension gain (loss), net of tax of $0	1,038	—	—	1,038	(1,038)	1,038
Comprehensive (loss) income	$(34,326)	$(21,677)	$33,348	$(11,402)	$(269)	$(34,326)

SITEL Worldwide Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2009
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Revenues	$—	$43	$433,672	$1,124,452	$—	$1,558,167
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	4	2	261,985	736,593	—	998,584
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	14,685	240	110,876	298,580	—	424,381
Depreciation and amortization of property and equipment	—	—	16,494	37,149	—	53,643
Amortization of intangible assets	—	—	3,458	13,616	—	17,074
Restructuring and exit charges	378	—	1,617	21,768	—	23,763
Loss (gain) on foreign currency transactions	8	(1,716)	(5,056)	12,065	—	5,301
Impairment and loss on disposal of capital assets	—	—	915	813	—	1,728
Impairment of goodwill and trade name	—	—	—	46,199		46,199
Other, net	(947)	3	(2,735)	3,919	—	240
Operating (loss) income	(14,128)	1,514	46,118	(46,250)	—	(12,746)
Interest and other financing (income) costs, net	(544)	33,407	172	17,837	—	50,872
Equity in earnings of subsidiaries	63,017	33,056	76,417	—	(172,490)	—
(loss) income before income taxes	(76,601)	(64,949)	(30,471)	(64,087)	172,490	(63,618)
Income tax provision	388	—	2,585	10,398	—	13,371
Net (loss) income	(76,989)	(64,949)	(33,056)	(74,485)	172,490	(76,989)
Other comprehensive (loss) income
Foreign currency translation adjustments	6,052	—	453	5,464	(5,917)	6,052
Unrealized gain (loss) on derivative valuation, net of tax of $0	6,473	—	3,084	3,389	(6,473)	6,473
Unrecognized pension (loss) gain, net of tax of $0	(744)	—	—	(744)	744	(744)
Comprehensive (loss) income	$(65,208)	$(64,949)	$(29,519)	$(66,376)	$160,844	$(65,208)

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows
Year Ended December 31, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(31,785)	$(3,899)	$55,970	$8,807	$(60,878)	$(31,785)
Undistributed equity in earnings of subsidiaries	2,045	(55,967)	(6,956)	—	60,878	—
Adjustments to reconcile net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including of intangible assets)	359	—	12,679	39,136	—	52,174
Deferred income taxes	—	—	186	1,198	—	1,384
Non-cash derivative activity	—	609	(1,157)	4,870	—	4,322
Amortization of debt issue costs and OID	—	2,297	—	169	—	2,466
Non-cash interest and dividend expense	—	8,628	1,534	(9,055)		1,107
Other non-cash items, net	204	23	(3,396)	1,049	—	(2,120)
Change in book overdrafts	—	—	(669)	1,266	—	597
Changes in working capital, net	30,276	23,892	(44,742)	(47,539)	—	(38,113)
Net cash provided by (used in) operating activities	1,099	(24,417)	13,449	(99)	—	(9,968)
Cash flows from investing activities
Purchases of property and equipment	(1,099)	—	(9,362)	(29,797)	—	(40,258)
Proceeds from disposition of property and equipment	—	—	(2,181)	2,974	—	793
Net cash used in investing activities	(1,099)	—	(11,543)	(26,823)	—	(39,465)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(383,591)	(1,906)	(108,465)	—	(493,962)
Proceeds from long-term debt	—	403,666	—	133,641	—	537,307
Interest rate swap amendment	—	(1,722)		—		(1,722)
Payments of debt issue costs	—	(1,716)	—	(180)	—	(1,896)
Net cash provided by (used in) financing activities	—	16,637	(1,906)	24,996	—	39,727
Effect of exchange rate on cash and cash equivalents	—	—	—	(851)	—	(851)
Net change in cash and cash equivalents	—	(7,780)	—	(2,777)	—	(10,557)
Cash and cash equivalents
Beginning of year	—	7,780	—	22,114	—	29,894
End of year	$—	$—	$—	$19,337	$—	$19,337

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows
Year Ended December 31, 2010
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(38,857)	$(21,677)	$34,172	$(17,015)	$4,520	$(38,857)
Undistributed equity in earnings of subsidiaries	19,207	(34,170)	19,483	—	(4,520)	—
Adjustments to reconcile net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including of intangible assets)	—	—	13,310	39,559	—	52,869
Deferred income taxes	—	—	(3,696)	(918)	—	(4,614)
Non-cash derivative activity	—	(7,561)	(4,741)	1,187	—	(11,115)
Amortization of debt issue costs and OID	—	617	—	957	—	1,574
Loss on extinguishment of debt	—	371	—	—	—	371
Impairment of intangible assets	—	—	—	—	—	—
Amortization of deferred training revenue, net of costs	—	—	(5,362)	272	—	(5,090)
Other non-cash items, net	238	738	14,730	(3,609)	—	12,097
Proceeds of marketable securities, net	—	—	—	8,683	—	8,683
Change in book overdrafts	—	—	—	(1,580)	—	(1,580)
Changes in working capital, net	20,222	(21,637)	(54,307)	42,275	—	(13,447)
Net cash provided by (used in) operating activities	810	(83,319)	13,589	69,811	—	891
Cash flows from investing activities
Purchases of property and equipment	(259)	—	(12,122)	(16,806)	—	(29,187)
Proceeds from disposition of property and equipment	—	—	88	537	—	625
Net cash used in investing activities	(259)	—	(12,034)	(16,269)	—	(28,562)
Cash flows from financing activities
Purchases of treasury shares	(551)	—	—	—	—	(551)
Payments on long-term debt and capital lease obligations	—	(335,648)	(1,555)	(305,152)	—	(642,355)
Proceeds from long-term debt	—	434,568	—	247,520	—	682,088
Payments of debt issue costs	—	(8,078)	—	(155)	—	(8,233)
Net cash (used in) provided by financing activities	(551)	90,842	(1,555)	(57,787)	—	30,949
Effect of exchange rate on cash and cash equivalents	—	—	—	(299)	—	(299)
Net change in cash and cash equivalents	—	7,523	—	(4,544)	—	2,979
Cash and cash equivalents
Beginning of year	—	257	—	26,658	—	26,915
End of year	$—	$7,780	$—	$22,114	$—	$29,894

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows
Year Ended December 31, 2009
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(76,989)	$(64,949)	$(33,056)	$(74,485)	$172,490	$(76,989)
Undistributed equity in earnings of subsidiaries	63,017	33,056	76,417	—	(172,490)	—
Adjustments to reconcile net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including of intangible assets)	—	—	19,950	50,767	—	70,717
Deferred income taxes	—	—	695	(5,226)	—	(4,531)
Non-cash derivative activity	—	(8,749)	3,083	(5,497)	—	(11,163)
Amortization of debt issue costs and OID	—	506	—	159	—	665
Impairment of intangible assets	—	—	—	46,199	—	46,199
Amortization of deferred training revenue, net of costs	—	—	(1,858)	(356)	—	(2,214)
Other non-cash items, net	126	—	3,816	(4,243)	—	(301)
Proceeds of marketable securities, net	—	—	—	(2,008)	—	(2,008)
Change in book overdrafts	(3)	—	4,965	(961)	—	4,001
Changes in working capital, net	12,866	54,856	(51,761)	19,119	—	35,080
Net cash (used in) provided by operating activities	(983)	14,720	22,251	23,468	—	59,456
Cash flows from investing activities
Purchases of property and equipment	—	—	(5,959)	(17,953)	—	(23,912)
Proceeds from disposition of property and equipment	—	—	—	757	—	757
Net cash used in investing activities	—	—	(5,959)	(17,196)	—	(23,155)
Cash flows from financing activities
Proceeds related to stock transactions	983	—	—	—	—	983
Noncontrolling interest dividends paid	—	—	(1,277)	—	—	(1,277)
Acquisition of redeemable minority interest in CLI3L (India JV)	—	—	(13,269)	—	—	(13,269)
Payments on long-term debt and capital lease obligations	—	(507,473)	(1,746)	(35,780)	—	(544,999)
Proceeds from long-term debt	—	492,773	—	8,180	—	500,953
Payments of debt issue costs	—	(79)	—	—	—	(79)
Net cash provided by (used in) financing activities	983	(14,779)	(16,292)	(27,600)	—	(57,688)
Effect of exchange rate on cash and cash equivalents	—	—	—	2,063	—	2,063
Net change in cash and cash equivalents	—	(59)	—	(19,265)	—	(19,324)
Cash and cash equivalents
Beginning of year	—	316	—	45,923	—	46,239
End of year	$—	$257	$—	$26,658	$—	$26,915
ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.
(b) This Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
(c) Changes in Internal Control. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 16, 2012, we entered into an amendment to Mr. Quintana's employment agreement to increase his annual base salary to $600,000 and increase Mr. Quintana's annual target incentive payment opportunity to $780,000.
On February 16, 2012, Pat Tolbert was appointed our Global Chief Operating Officer. Mr Tolbert continues to serve as our Global Chief Financial Officer and as a member of our board of directors. On February 16, 2012, we also entered into an amendment to Mr. Tolbert's employment agreement to increase his annual base salary to $500,000, eliminated his director compensation and provide Mr. Tolbert an annual target incentive payment opportunity of $500,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(amounts in whole dollars)
Directors and Executive Officers
Set forth below are the name, age, position and a description of the business experience of certain of the executive officers and the members of the board of directors of SITEL Worldwide as of February 22, 2012.

Name	Age	Position
Dagoberto Quintana	51	President and Chief Executive Officer
Patrick Tolbert	66	Global Chief Operating Officer, Global Chief Financial Officer and Director
Donald Berryman	53	President - Americas Region
David Beckman	48	Global Chief Legal Officer and Secretary
Steve Barker	44	General Manager - APAC Region
David Garner	53	Chairman of the Board
Tate Abols	31	Director
Martin Frost	69	Director
Seth Mersky	52	Director
Robert Mahoney	63	Director
Keith Powell	66	Director
Peter Shea	60	Director
Dagoberto Quintana has served as our President and Chief Executive Officer since October 2011. Mr. Quintana served as our President and Chief Operating Officer since February, 2010 and as Chief Operating Officer since August, 2009.

Mr. Quintana is responsible for directing our strategic growth and expansion. He also is responsible for business development to enhance SITEL's customer management solutions. Mr. Quintana most recently led the International Services division for Dell, Inc. and was responsible for site start-ups and deployment of Dell's contact center strategy in India, the Philippines and El Salvador. Prior to joining Dell, he held various executive management positions at Florida Power and Light, TYCO/ADT Security Services, Inc. and MCI Telecommunications, Inc. Mr. Quintana holds a bachelor's degree in electrical engineering from the University of Miami.
Patrick Tolbert has served as our Chief Operating Officer since February 15, 2012, and as our Global Chief Financial Officer since November 2010. Mr. Tolbert also has served as a member of our board of directors since 2007 and served as a member and Chairman of our audit committee from 2007 through October 2010. Mr. Tolbert is charged with leading our operations and financial and planning, management, reporting and compliance functions on a global basis. From 2001 to 2004, Mr. Tolbert held the positions of Executive Vice President and Chief Financial and Administrative Officer for LSG Lufthansa Service Holding, AG. As a member of the Executive Management Board and LSG's Supervisory Board, he was responsible for the integration of U.S.-based Onex Food Services, Inc. with LSG. From 1992 to 2001, Mr. Tolbert was the Executive Vice President and Chief Financial and Administrative Officer for Onex Food Services, Inc. Mr. Tolbert received a bachelor's degree in Economics and his Masters of Business Administration from Auburn University. Mr. Tolbert brings to the board expertise in accounting, finance and tax.
Donald Berryman has served as our President-Americas region since January 2012, leading our North and Latin American operations. Mr. Berryman served as our General Manager - Americas region from February 2010 to January 2012 and Global Chief Sales and Marketing Officer from February 2009 to February 2010 leading our efforts to grow revenues through new client acquisition and existing client program expansion. Mr. Berryman joined SITEL Worldwide after serving as Senior Industry Executive at Electronic Data Systems from March 2008 to February 2009 working with Electronic Data Systems' Global Customer Relationship Management practice. Before that, Mr. Berryman spent almost six years with EarthLink Inc. as President and as an Executive Vice President. In addition, Mr. Berryman has served in management positions for IdentityNow, Inc., APAC Customer Care, Inc., Ryder Systems, Inc. and Gannett Co.'s USA Today. Mr. Berryman holds a bachelor's degree in Economics and Political Science from Michigan State University.
David Beckman has served as our Global Chief Legal Officer and Secretary since April 2007. Mr. Beckman is responsible for leading our global legal, corporate governance, risk management and legal compliance functions. Prior to joining SITEL Worldwide, Mr. Beckman spent 19 years at Frost Brown Todd LLC (and its predecessor firm), first as an associate and then as a partner concentrating his practice on mergers and acquisitions, commercial transactions, and franchise and general corporate law. Mr. Beckman received his undergraduate degree in Economics from Harvard College, and his law degree from Northwestern University.
Steve Barker has served as our General Manager - APAC region since January 2010, leading our Asia Pacific operations. Mr. Barker served as the Chief Operating Officer - APAC region from April 2009 through January 2010, and Chief Operating Officer of SITEL New Zealand and SITEL Australia from April 2007 to March 2009. Prior to that, Mr. Barker served in a variety of roles within our Asia Pacific operations. Prior to joining SITEL Worldwide in 1998, Mr. Barker worked in customer contact operations with Telcom New Zealand.
David Garner has served as our Chairman of the Board since February, 2010. Mr. Garner served as our Chief Executive Officer from September 2003 through October, 2011. Prior to joining SITEL Worldwide, Mr. Garner was President and Chief Executive Officer of SHPS, Inc., a provider of outsourced employee benefit administrative services, from 1998 to 2003. Prior to joining SHPS, Mr. Garner accumulated 14 years of key leadership experience at Sykes Enterprises, Inc. Mr. Garner has a B.A. in Technical Communications from Louisiana Tech University. We believe Mr. Garner's qualifications to sit on our board of directors include his strong business background and extensive executive leadership and management experience in the customer care outsourcing services industry.
Tate Abols has served as a member of our board of directors and as a member of our audit and compensation committees since February 2011. Mr. Abols is a Director at Onex Corporation where he has worked since 2006. Prior to joining Onex, Mr. Abols was an associate at RBC Capital Markets. Mr. Abols holds a bachelor's degree in philosophy from Huron University College, University of Western Ontario and an Honours Business Administration Degree from Ivey School of Business, University of Western Ontario. Mr. Abols brings to the board significant expertise in banking and finance.
Martin Frost has served as a member of our board of directors since 2007. Mr. Frost is a shareholder in the Washington D.C. law firm of Polsinelli Shughart PC. He joined the firm in 2006. From 1979 to 2005, Mr. Frost served as a member of Congress representing the Dallas-Fort Worth area in north Texas. Mr. Frost holds a bachelor's degree in Journalism from the University of Missouri-Columbia and a law degree from Georgetown Law Center. Mr. Frost brings to the board broad knowledge of government sector business dealings.

Seth Mersky has served as a member of our board of directors since 1998, as Chairman of the Board from May 2007 until February 2010; and as Chairman of our compensation committee since 1997. Mr. Mersky is a Managing Director of Onex Corporation where he has worked since 1997. Prior to joining Onex, Mr. Mersky was Senior Vice President of The Bank of Nova Scotia where he worked for 13 years. Mr. Mersky also served as a director of Spirit AeroSystems, Inc. from February 7, 2005 to April 22, 2008. Mr. Mersky currently serves as a director of Hawker Beechcraft, Inc. Mr. Mersky holds a bachelor's degree in Accounting and Philosophy from the University of Delaware. Mr. Mersky brings to the board significant expertise in banking and finance.
Robert Mahoney has served as a member of our board of directors since 2007, our audit committee since 2008 and as Chairman of our audit committee since November 2010. In 2010, Mr. Mahoney was appointed President and Chief Executive Officer of Belmont Savings Bank in Belmont, Massachusetts. Mr. Mahoney previously retired as Executive Vice Chairman of Citizens Financial Group, Inc. (“CFG”). Mr. Mahoney joined CFG in 1993 as President and Chief Executive Officer of Citizens Bank of Massachusetts after serving 22 years in a variety of domestic and international management positions at Bank of Boston. Mr. Mahoney earned his undergraduate degree in Chemistry from the University of Massachusetts and received his Masters of Business Administration from Columbia University School of Business. Mr. Mahoney brings to the board extensive financial and management experience.
Keith Powell has served as a member of our board of directors since 2000 and as a member of our audit committee since November 2010. Mr. Powell is a twenty-year veteran of Nortel Networks Corporation, having retired from Nortel in 2000 as Senior Vice President, Information Systems and Chief Information Officer. Prior to Nortel, Mr. Powell was with Pratt and Whitney Aircraft of Canada, LTD. Mr. Powell is a member of the board of Cortex Business Solutions, Inc. and Sumitomo Mitsui Banking Corporation of Canada. Mr. Powell has a bachelor's degree in Mathematics from Concordia University, and a Masters of Business Administration from McGill University. Mr. Powell brings to the board significant expertise in information technology strategy formulation and improving customer service through information technology.
Peter Shea has served as a member of our board of directors since October 2011. Mr. Shea serves as a private consultant and as an Operating Advisor to OMERS Private Equity, the manager of the private equity investments of OMERS Administration Corporation, and other private equity firms. Mr. Shea has previously served as a member of senior management of several public and private multi-national companies, including as President of Icahn Enterprises, Managing Director for H.J. Heinz Company in Central and Eastern Europe, President and Chief Executive Officer of Specialty Foods Company and in various positions with United Brands Company. Mr. Shea serves as a director of Viskase Companies. Mr. Shea brings to the board significant financial and management experience.
Composition of Board and Board Committees
Our stockholders agreement, dated August 15, 2000, as amended from time to time, provides that (a) our board of directors consists of (i) one individual as may be designated from time to time by OMERS and its affiliates and (ii) up to five individuals as may be designated from time to time by Onex, at least one of which must be a member of our management; (b) our audit committee consists of (i) one individual as may be designated from time to time by OMERS and its affiliates and (ii) two individuals as may be designated from time to time by Onex, one of which shall be an independent director; and (c) our compensation committee consists of (i) one individual as may be designated from time to time by OMERS and its affiliates and (ii) one or two individuals as may be designated from time to time by Onex. OMERS appointed Mr. Shea as its board designate, but has waived its right to name designees to our audit and compensation committees and its designees no longer serve on those committees.
Board Committees
Our board of directors has established an audit committee and a compensation committee. The duties and responsibilities of these committees are set forth below.
Audit Committee.    Our audit committee consists of Robert Mahoney, Tate Abols and Keith Powell. The audit committee assists our board of directors in its oversight of (1) the preparation of our financial statements (including, without limitation, reviewing the integrity of our financial statements), (2) the performance of our internal audit functions and controls, (3) our audit and financial reporting system and process, (4) our compliance with legal and regulatory requirements, (5) the performance of our independent auditors and (6) our independent auditor's qualifications and independence. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the audit committee as an "audit committee financial expert."
Compensation Committee.    Our compensation committee consists of Seth Mersky, who serves as chairman of the compensation committee, and Tate Abols. The compensation committee is responsible for (1) reviewing and evaluating our overall compensation philosophy and overseeing our equity, incentive and other compensation and benefits plans that are subject to board approval, (2) reviewing and approving corporate goals and objectives relevant to the compensation of the

Chief Executive Officer, evaluating performance in reference to those goals and objectives and determining and approving their compensation based on performance evaluations, (3) reviewing and approving the compensation of other senior management; (4) reviewing and approving employment contracts and other similar arrangements with executive officers; (5) preparing the compensation committee report on executive officer compensation that will be required by the SEC for inclusion in our Annual Report on Form 10-K, (6) making recommendations to the board related to the compensation of our directors, and (7) evaluating succession plans for executives and monitoring the succession planning process for other members of management.
Other Committees.    Our board of directors may establish other committees as it deems necessary or appropriate from time to time.
Code of Conduct and Ethics
We have recently adopted a revised global code of conduct and ethics currently applicable to all executive level management employees and all United States based employees. We are in the process of implementing the revised code of conduct in our other locations. This code is posted on our website, located at www.sitel.com. Information contained on our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.
Compensation Committee Interlocks and Insider Participation
None of our directors or executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee of our board of directors.

Family Relationships
There are no family relationships between any of our executive officers or directors.
The Board's Role in Risk Oversight
The board's role in the risk oversight process includes receiving regular updates and reports from members of senior management on areas of material risk to our company, including operational, financial, legal, regulatory, strategic and reputational risks. The full board or, if appropriate, one of its committees receives these updates and reports from the senior managers responsible for the oversight of particular risks within our company. These updates and reports enable the board to understand and implement our risk identification, risk management and risk mitigation strategies.
ITEM 11. EXECUTIVE COMPENSATION
(amounts in whole dollars)
Introduction
This Compensation Discussion and Analysis describes the compensation arrangements we have with our named executive officers (“NEOs”) as required under the rules of the SEC. The SEC rules require disclosure for the principal executive officer (our Chief Executive Officer) and principal financial officer (our Global Chief Financial Officer), regardless of compensation level; they and the three other most highly compensated executives of our company are referred to in this Compensation Discussion and Analysis as our “NEOs.”
Our NEOs are:

Name	Title
David Garner	Chairman of the Board and former Chief Executive Officer
Dagoberto Quintana	President and Chief Executive Officer
Patrick Tolbert	Global Chief Operating Officer and Global Chief Financial Officer
Donald Berryman	President - Americas Region
David Beckman	Global Chief Legal Officer and Secretary
Steve Barker	General Manager - Asia Pacific Region

Establishing and Evaluating Executive Compensation
Executive Compensation Objectives and Philosophy
The compensation committee believes that our executive compensation programs should reward actions and behaviors that drive long-term, profitable revenue growth at above-market rates while also rewarding the achievement of short-term performance goals. We seek to apply a consistent philosophy to compensation for all executive officers. We also have increasingly sought to align the short-term incentive compensation goals of our NEOs and other executives in ways that encourage the management of certain critical risks to our long term business success such as meeting certain debt covenants, making cash available for future expenditures and growth and enhancing the health of our client relationships.
Role of Compensation Consultant
The compensation committee has the authority to retain an independent compensation consultant. The committee did not engage a compensation consultant to assist the committee with respect to 2011 compensation decisions.  In 2011, management retained Towers Watson to provide benchmarking and survey data for executive officer positions at both the general industry level and for our specific industry.  Our Chief Executive Officer used this data as part of his annual review of executive compensation, as discussed below.
Role of Executive Officers
The compensation committee is responsible for all compensation decisions for our NEOs. Our Chief Executive Officer and President, Dagoberto Quintana, annually reviews the performance of  his direct reports and other executive officers and makes recommendations based on these reviews to the compensation committee. The only recommended bonus target change during 2011for any of our NEOs was an increase to Mr. Barker's target annual incentive opportunity from 75% to 100% of base salary, to bring his target in line with other similarly situated executives.  There were no recommended increases to base salaries of any of the NEOs in 2011 or 2012 other than in connection with a change in roles or responsibilities.
Elements of Compensation
The following is a list of each element of our NEOs' compensation:
•base salary;
•bonus awards;
•incentive compensation;
•class A restricted stock and restricted stock unit grants;
•perquisites;
•retirement and welfare benefits; and
•severance benefits.
 Base Salary
Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our NEOs. When establishing base salaries, the compensation committee considers a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role. Base salaries are reviewed at a minimum annually by our compensation committee, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.
The annual base salaries in effect for each of our NEOs as of December 31, 2011, are as follows:

Name	Annual Salary
David Garner	$400,000
Dagoberto Quintana	$500,000
Patrick Tolbert	$350,000
Donald Berryman	$350,000
David Beckman	$400,000
Steve Barker	$313,740	(1)

(1)	Mr. Barker is located in New Zealand and paid in New Zealand dollars. This represents his annual salary in U.S. dollars using the exchange rates available to us in December 2011.

Mr. Berryman received an increase in base salary to $450,000, effective January 1, 2012, as a result of his promotion to the role of President of our Americas region.
Bonus Awards
Certain of our NEOs' employment agreements provide for the payment of a cash bonus at the discretion of our board. We may also pay specific bonuses to align the compensation of certain NEOs with market rates for total cash compensation and/or to provide discretionary rewards for performance in situations where incentive compensation goals have not been met but the executive's performance has nonetheless advanced our strategic goals.
For example, in 2010 and 2011 Mr. Tolbert was paid a guaranteed bonus of $80,000 and $457,500, respectively, and did not participate in a performance-based incentive program.
The compensation committee exercised its discretion to award Mr. Barker $39,218 in recognition of the APAC region exceeding regional EBITDA goals for the first half of 2011 and the region achieving 98% of its annual regional EBITDA goal.
The compensation committee also exercised its discretion to award Mr. Berryman $17,500 in recognition of the Americas region exceeding its regional EBITDA goal in the second half of 2011.
Mr. Berryman also received a $550,000 signing bonus in January 2012 associated with his promotion to the role of President of our Americas region. The signing bonus is payable in three installments - $100,000 was paid in January 2012, $225,000 is payable in March 2012 with the remainder payable in April 2012.
Incentive Compensation
We pay incentive compensation awards in order to align the compensation of our NEOs with our short-term operational, performance and risk management goals and to provide near-term rewards to our NEOs for meeting those goals. Our short-term, performance-based cash incentive compensation program provides for incentive payments to specified NEOs. These incentive payments are primarily based on the attainment of pre-established, objective financial and operational goals and are intended to motivate executives to work effectively to achieve financial and operational performance objectives and reward them when objectives are met and results are certified by the compensation committee. Using short-term incentives tied to certain regional and corporate financial goals including Adjusted EBITDA (as defined in our Senior Secured Credit Facility), revolving credit balance, cash flow and client satisfaction allows us to establish appropriately aggressive performance expectations that align business performance expectations to the prevailing market and economic conditions. The 2011 target annual incentive opportunities and awards for eligible NEOs were as follows:

Name (1)	Target Annual Incentive Opportunity (% of Base Salary)		Awards (USD)
Dagoberto Quintana	100%		362,500
Donald Berryman	100%		297,500
David Beckman	75%		234,375
Steve Barker	100%	(1)	175,839

(1)	Mr. Barker's target incentive opportunity increased from 75% to 100% effective August 1, 2011.
2011 Incentive Programs
All NEO incentive plans include corporate performance factors for Corporate EBITDA, Revolving Credit Outstanding Balance and Client Satisfaction. Certain NEO's Incentive Plans also may include additional factors such as Regional EBITDA or certain tailored individual goals. All of the factors are described more fully below.
The compensation committee approved the performance range and corresponding payout for each of the corporate performance factors set out below. The performance ranges were based on our operating plan for 2011 and were meant to be achievable but challenging in order to drive performance.

Factor	Performance Range
	Threshold	Goal	Maximum	% Payout
Corporate EBITDA (1)	$125M	$135M	$135M	65%
Revolving Credit Oustanding Balance (2)	$45M	$35M	$35M	60%
Client Satisfaction (NPS®) (3)	25%	30%	30%	100%

(1)	Corporate EBITDA as used in all NEO incentive plans is defined as Adjusted EBITDA as determined in accordance with the terms of our Senior Secured Credit Facility.

(2)
Revolving Credit Outstanding Balance as used in all NEO incentive plans is defined as the average outstanding balance on the revolving portion of our Senior Secured Credit Facility. The compensation committee interpreted this goal as the average balance of the revolving portion of our Senior Secured Credit Facility as of the end of each month during 2011.

(3)
Client Satisfaction as used in all NEO incentive plans is the Net Promoter Score® (which is a measure of client satisfaction based on the level at which our clients would recommend us as a service provider) given to us by our clients during 2011.

Dagoberto Quintana
Mr. Quintana's 2011 incentive program was based entirely on corporate performance factors weighted as follows:

Corporate EBITDA	Revolving Credit Outstanding Balance	Client Satisfaction
50%	25%	25%
The compensation committee approved an award of $362,500 to Mr. Quintana pursuant to his 2011 incentive plan.  None of this award was discretionary.
Donald Berryman
Mr. Berryman's 2011 incentive program was based on Regional EBITDA for our Americas region as well as the corporate performance factors, weighted as follows:

Regional EBITDA (Semi-Annual Award) (1)	Corporate Performance (Annual Award)
50%	50%

(1)
Regional EBITDA is defined as Adjusted EBITDA of the relevant region. Since the components of Regional EBITDA targets embody highly sensitive data as well as highly confidential goals targeted by divisions of our operations, we do not disclose Regional EBITDA because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance. This factor is measured and awarded on a semi-annual basis.

The corporate performance factors for Mr. Berryman were weighted as follows:

Corporate EBITDA	Revolving Credit Outstanding Balance	Client Satisfaction
50%	25%	25%
The compensation committee approved awards of $297,500 to Mr. Berryman pursuant to his 2011 incentive plan. $83,125 of the award was based on satisfaction of Regional EBITDA goals for the first half of 2011, $87,500 of the award was based on satisfaction of Regional EBITDA goals for the second half of 2011, and $126,875 of the award was based on satisfaction of annual corporate performance factors. None of these awards were discretionary.
The 2011 incentive program also provided for a contingent, additional discretionary bonus for Mr. Berryman, payable if the Corporate EBITDA exceeded the goal thereby funding a discretionary pool. The discretionary pool was not funded in 2011.

David Beckman
Mr. Beckman's 2011 incentive program was based on a factor for individual goals as well as corporate performance factors, weighted as follows:

Individual Goals	Corporate Performance Factors
25%	75%
The corporate performance factors for Mr. Beckman were weighted as follows:

Corporate EBITDA	Revolving Credit Outstanding Balance	Client Satisfaction
50%	25%	25%
The compensation committee approved an award of $234,375 to Mr. Beckman pursuant to his 2011 incentive plan. $71,250 of the award was based on satisfaction of individual goals and $163,125 of the award was based on the satisfaction of corporate performance factors. The committee determined that Mr. Beckman had satisfied 95% of his individual goals related to completion of the registration of our Notes and certain transactions including our divesture of our NAFS Business, and general stewardship of our contracting processes and legal and compliance departments.
The 2011 incentive program also provided for a contingent, additional discretionary bonus for Mr. Beckman, payable if the Corporate EBITDA exceeded the goal thereby funding a discretionary pool. The discretionary pool was not funded in 2011.

Steve Barker
Mr. Barker's 2011 Incentive Program was based on Regional EBITDA for our APAC region as well as the corporate performance factors, weighted as follows:

Regional EBITDA (Semi-Annual Award) (1)	Corporate Performance (Annual Award)
50%	50%

(1)
Since the components of Regional EBITDA targets embody highly sensitive data as well as highly confidential goals targeted by divisions of our operations, we do not disclose Regional EBITDA because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance.

The corporate performance factors for Mr. Barker were weighted as follows:

Corporate EBITDA	Revolving Credit Outstanding Balance	Client Satisfaction
50%	25%	25%
The compensation committee approved awards to Mr. Barker of $175,839 pursuant to his 2011 incentive plan. $62,108 of the award was based on satisfaction of Regional EBITDA goals for the first half of 2011 and $113,732 of the amount was based on satisfaction of annual corporate performance factors. The APAC region did not meet its second half 2011 Regional EBITDA goal.
The 2011 incentive program also provided for a contingent, additional discretionary bonus for Mr. Barker, payable if the Corporate EBITDA exceeded the goal thereby funding a discretionary pool. The discretionary pool was not funded in 2011.
Payouts under the 2011 incentive program are set out below in the Summary Compensation Table.
2012 Incentive Program
For 2012, the NEO cash incentive programs include corporate performance factors  similar to those used in the 2011 plan.  Specifically, Mr. Quintana, Mr. Tolbert and Mr. Beckman have incentive programs based on corporate performance factors for  Global Adjusted EBITDA, Global Cash Flow and 2012 Client Satisfaction.  Global Cash Flow is defined as (Global Adjusted EBITDA less an amount equal to the aggregate of cash taxes, cash interest, cash capital expenditure, cash restructuring and plus/minus the change in working capital).
Mr. Quintana's, Mr. Tolbert's and Mr. Beckman's 2012 incentive programs are based on corporate performance factors weighted as follows:

Annual Global Adjusted EBITDA	Annual Global Cash Flow	Annual Global Client Satisfaction
60%	30%	10%
The 2012 incentive programs for Mr. Berryman and Mr. Barker are based on corporate and regional performance factors including Global Adjusted EBITDA, Regional EBITDAR (defined as Regional EBITDA for the relevant region less restructuring in excess of stipulated regional goals) and Regional Client Satisfaction.  Mr. Berryman also has an alternative opportunity equal to a defined percentage of Regional EBITDA for our Americas region.  Mr. Berryman's 2012 incentive program provides for him to receive the greater of the payout earned under the standard factors or the payout earned under his alternative opportunity.  Mr. Berryman's potential payout pursuant to the alternative opportunity is capped at $600,000.
Mr. Berryman's and Mr. Barker's 2012 incentive programs are based on corporate and regional performance factors weighted as follows:

Annual Regional EBITDAR	Annual Global Adjusted EBITDA	Annual Regional Client Satisfaction
70%	20%	10%
The compensation committee set performance ranges for the 2012 NEO incentive programs based on our operating plan for 2012 that are meant to be achievable but challenging in order to drive performance.
Since the components of the global and regional targets for 2012 contain highly sensitive data such as targeted Adjusted EBITDA growth, we do not disclose specific future measures and targets because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance.
Global Adjusted EBITDA, Regional EBITDA and Regional EBITDAR are non-GAAP measures specific to this plan and may not be comparable to other similarly titled measures reported by other companies. We use Adjusted EBITDA, Regional EBITDA and Regional EBITDAR as financial targets because they provide recognized measures of performance over the periods on which executives can have a significant impact. We use Global Cash Flow as a factor in incentive compensation in light of the importance of meeting certain debt covenants and making cash available for future expenditures and growth which serve also to manage several of the key risks to our business. The compensation committee also believes it is important for management to focus on satisfying the goals and objectives of our clients as a key factor in maintaining and enhancing the performance of our company. Therefore, for 2012, the compensation committee continued the use of the recognized metric of client satisfaction known as the Net Promoter Score® which measures the satisfaction of client stakeholders based on who will favorably recommend us. The compensation committee set the performance goals at the beginning the fiscal year based on an analysis of (1) historical performance; (2) income, expense and margin expectations; (3) financial results of other comparable businesses; (4) economic conditions and (5) progress toward achieving other strategic initiatives, including the management of risk.
The targets under our annual cash incentive program are intended to require substantial efforts by executive officers and their teams toward achieving our strategic and operational goals. In addition, achievement of performance above established targets constitute “stretch goals” that are substantially more challenging and therefore less likely to be achieved.
Due to both the quantitative and qualitative nature of an NEO's individual objectives, the compensation committee exercises discretion in determining whether an objective has been achieved and, if achieved, the amount of the annual cash incentive to be awarded to the NEO. In exercising its discretion the compensation committee weighs each individual's qualitative performance and achievement of individual goals against the quantitative targets described above.
Class A Restricted Stock /Restricted Stock Unit Grants
Reflecting our executive compensation principle of rewarding long-term performance, equity awards in the form of restricted class A common stock and restricted stock unit grants are designed to further our desire to align our executive's compensation with the interests of our stockholders. We also believe that our restricted stock and restricted stock unit plans give executives incentive to balance the risks of achieving short term goals against the long term best interests of our company and stockholders.
With respect to a restricted class A common stock grant, generally the forfeiture period applicable to the award lapses over a two-year period commencing upon a change in control, initial public offering, or liquidation (a “liquidity event”). In addition, the forfeiture period lapses for one third of the grant if a liquidity event occurs within six months of the date an employee is involuntarily terminated due to death, disability or reduction in force. The grant fully vests upon the employee's termination or constructive termination in connection with a change in control. We also have a right of first refusal to acquire shares held by an employee at the current fair value upon termination.
Additionally, we have issued restricted stock units, which are similar to our grants of restricted class A common stock except that actual shares of class A common stock are only issued to individuals upon vesting and exercise.  Grants of restricted stock units are typically issued for new hires and promotions.  Grants of restricted stock units vest over a three year period commencing upon our stock becoming freely tradable (as defined in the restricted stock unit plan and agreement).  Grants of restricted stock units vest immediately upon a change in control (as defined in the restricted stock unit plan and agreement)  if the individual is employed as of that date or if the employee is constructively discharged prior to the date of the change in control.  While grants of restricted stock units are generally forfeited upon termination, the forfeiture period lapses for one fourth of the grant if a liquidity event occurs within six months of the date an employee is involuntarily terminated due to  death, disability or position elimination.  A liquidity event is defined as the stock becoming freely tradable or a change in control.
In 2011, we made a special grant of 750,000 shares of restricted class A common stock to David Garner pursuant to a modified restricted stock plan. Mr. Garner's shares vest upon a liquidity event (defined as a change in control, the stock becoming freely tradable or liquidation), his death or disability or his termination without cause or his resignation for good reason.
In 2011, we also made a grant of 100,000 shares of restricted stock units to Dagoberto Quintana. Since January 2005, following our decision to issue restricted class A common stock and restricted stock units, we have not granted any stock options. For further information about our 1998 Stock Option Plan and the options which remain outstanding, see Note 9 to our audited Consolidated Financial Statements for the year ended December 31, 2011, included in Item 8 of this Report.
Perquisites
We provide certain perquisites to NEOs which the compensation committee believes are reasonable and appropriate based on the results of market surveys reviewed from time to time. The perquisites assist in the attraction and retention of NEOs and, in the case of certain perquisites, promote the health, safety and efficiency of the NEOs. For further information on the perquisites provided to our NEOs during 2011, refer to “Summary Compensation Table” below.
Retirement and Welfare Benefits
Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans.    We sponsor a tax-qualified defined contribution 401(k) retirement plan. Participation is available to all employees who meet certain age and service requirements. Our NEOs are eligible to participate in this plan based on these requirements. The qualified plan allows employees to elect to make contributions up to the maximum limits allowable under the Internal Revenue Code subject to discrimination tests for highly compensated employees. Effective January 28, 2011, we implemented a three percent (3%) cap on employee contributions. Employees' contributions vest immediately.
We do not sponsor or maintain any pension plans or non-qualified deferred compensation plans in which our NEOs participate.
With the exception of those benefits described under “-Perquisites” above, we provide NEOs the same health and welfare benefits provided generally to all of our other employees, at the same general premium rates as charged to such employees.
Severance Benefits
Our NEOs and certain other executives with employment agreements are covered by arrangements which specify payments in the event the executive's employment is terminated. The type and amount of payments vary by executive and the nature of the termination. These severance benefits are payable if and only if the executive's employment terminates as specified in the applicable employment agreement. Our primary reason for including severance benefits in compensation packages is to attract and retain the best possible executive talent. We believe our severance benefits are competitive with general industry packages. For a further description of these severance benefits, see “-Employment Agreements” below.

Accounting and Tax Considerations
Policy with Respect to Deductibility of Compensation over $1 Million.    Section 162(m) of the Code generally limits to $1 million the tax deductibility of annual compensation paid to certain executives named in the Summary Compensation Table. However, performance-based compensation can be excluded from this limit if it meets certain requirements. Because we do not have publicly-held equity, the restrictions of Section 162(m) do not apply to us. However, since achieving increased enterprise value creation remains our goal, the compensation committee has emphasized performance-based compensation as an important part of the NEOs' total compensation package.
Accounting for Stock-Based Compensation.    We adopted ASC 718, “Compensation-Stock Compensation” (“ASC 718”) using the modified prospective transition method for all stock-based compensation awards. Upon adoption of ASC 718, we continued to use the Black-Scholes valuation model. Compensation for non-vested grants is measured at fair value on the grant date based on the number of shares expected to vest and the fair market value of such shares as determined by the board and our audit committee. Compensation cost for awards with service conditions are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
Compensation and Risk
We believe that our compensation programs have been designed and administered in a manner that discourages undue risk-taking by employees. Relevant features of these programs include:

•	compensation committee discretion to adjust base salaries, bonus and incentive compensation to reflect the core operating performance of the business;

•	the application of metrics in determining incentive compensation that aligns employees with balanced objectives of increasing revenues and reducing costs; and

•	use of class A restricted stock and restricted stock units-that vest after certain triggering events over a number of years, thereby promoting sustained operational and financial performance.
In light of these features of our compensation program, we conclude that the risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on us.
Report of Compensation Committee
 The compensation committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Seth Mersky
Tate Abols

Compensation Tables
The purpose of the following tables is to provide information regarding the compensation earned during our most recently completed year by our NEOs.
Summary Compensation Table
The following table shows the compensation earned by our NEOs during the years ended December 31, 2011, 2010 and 2009, referred to as years 2011, 2010 and 2009, respectively.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(2)		Stock Award ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
David Garner	2011	$400,000	(5)	$—		$1,666,100	$—	$—	$—	$39,999	$2,106,099
Chairman	2010	$400,000		$250,000		$—	$—	$—	$—	$41,815	$691,815
	2009	$400,000		$250,000		$119,369	$—	$—	$—	$44,359	$813,728

Dagoberto Quintana	2011	$500,000		$—		$178,000	$—	$362,500	$—	$12,741	$1,053,241
President and Chief Executive Officer	2010	$500,000		$196,700		$—	$—	$—	$—	$12,582	$709,282
	2009	$201,923		$144,965	(6)	$1,375,000	$—	$—	$—	$12,182	$1,734,070

Patrick Tolbert	2011	$442,500	(7)	$457,500		$—	$—	$—	$—	$113,735	$1,013,735
Global Chief Operating Officer and Global Chief Financial Officer	2010	$138,077	(8)	$80,000		$62,496	$—	$—	$—	$15,220	$295,793

Donald Berryman	2011	$350,000		$17,500		$—	$—	$297,500	$—	$57,218	$722,218
President - Americas	2010	$350,000		$125,000		$—	$—	$—	$—	$34,692	$509,692
	2009	$262,500		$100,000		$550,000	$—	$—	$—	$32,090	$944,590

David Beckman	2011	$400,000		$—		$—	$—	$234,375	$—	$39,363	$673,738
Global Chief Legal Officer and Secretary	2010	$400,000		$92,625		$—	$—	$—	$—	$22,731	$515,356
	2009	$400,000		$—		$19,896	$—	$—	$—	$32,453	$452,349

Steve Barker (9)	2011	$320,170	(10)	$39,218		$—	$—	$175,839		$64,398	$599,625
General Manager - APAC

(1)	Represents base salary in 2011, 2010, and 2009.

(2)	Reflects the bonus earned by each of our NEOs during 2011, 2010, and 2009.

(3)
Reflects the grant-date fair value of stock awards (in U.S. Dollars) calculated in accordance with FASB 718 for each NEO. Awards to both US and internationl NEOs are calculated in terms of U.S. Dollars. Refer to Note 9 to our audited Consolidated Financial Statements for the year ended December 31, 2011, included elsewhere in this filing, for a discussion of the relevant assumptions used in calculating the fair value.

(4)	The following table details All Other Compensation paid to each NEO during year 2011.

(5)	Mr. Garner transitioned from Chairman and Chief Executive Officer on October 11, 2011 to non-executive

Chairman of the Board. The 2011 figure includes $86,575 for service as Chairman of the Board.

(6)	Reflects a signing bonus paid in lieu of relocation.

(7)	Reflects 2011 salary as Global Chief Financial Officer of $350,000 and compensation of $92,500 as a director.

(8)	Reflects base salary as Global Chief Financial Officer of $60,577 and director compensation of $77,500.

(9)	Mr. Barker became a NEO for the first time in 2011.

(10)	Includes amounts required by New Zealand law for work on public holidays, unused sick leave and other statutory leave in the amount of $6,530.

Name	Tax Payment ($)	Executive Health Benefits ($)	Executive Life and Disability Insurance ($)	Car Allowance ($)	Commuting & Housing Expenses ($) (1)	Home Office($) (2)	Meals ($)	Tax Preparation ($)	All Other Compensation Total ($)
David Garner	$—	$4,449	$1,236	$—	$31,659	$2,655	$—	$—	$39,999
Dagoberto Quintana	—	4,449	1,884	—	—	6,408	—	—	12,741
Patrick Tolbert	—	4,449	1,236	—	103,856	3,675	519	—	113,735
Donald Berryman	—	4,449	1,884	—	44,445	5,945	495	—	57,218
David Beckman	—	4,449	1,236	—	30,733	2,345	600	—	39,363
Steve Barker	10,257	1,777	—	6,714	39,456	1,794	—	4,400	64,398

(1)	Reflects the cost of commuting between home and work location, associated housing expenses and a gross up amount to account for taxes.

(2)	Includes cell phone expense.
Grants of Plan-Based Awards
The following table sets forth information regarding performance-based incentive compensation under the 2011 Incentive Program.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target($)	Maximum ($) (2)	Threshold ($)	Target($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($/ Sh)	Full Grant Date Fair Value ($)
David Garner	—
Dagoberto Quintana	2/14/2011	$62,500	$500,000	$500,000	$—	$—	$—	$—	$—	$—	$—	$—
Patrick Tolbert	—	—	—	—	—	—	—	—	—	—	—	—
Donald Berryman	2/14/2011	87,000	350,000	350,000	—	—	—	—	—	—	—	—
David Beckman	2/14/2011	75,000	300,000	300,000	—	—	—	—	—	—	—	—
Steve Barker	2/14/2011	69,428	313,740	313,740	—	—	—	—	—	—	—	—

(1)
Amounts reported in this column represent the threshold, target and maximum amounts payable under the 2011 incentive program as described above. The 2011 Incentive Program is an annual cash incentive opportunity and, therefore, these awards are earned in the year of grant. See the column captioned “Non-Equity Incnetive Plan Compensation” in the Summary Compensation Table for the actual payout amounts related to the 2011 incentive program. See also “Compensation Discussion and Analysis - Elements of Compensation - Incentive Compensation” for additional information about the 2011 Incentive Program.

(2)
The maximum amount for Mr. Berryman, Mr. Barker and Mr. Beckman does not reflect the potential discretionary pool included in the 2011 incentive plan, a pool which was not funded in 2011. If paid each would have received a maximum additional percentage that reflects the individual's salary as a percentage of the aggregate Executive Leadership Team salaries.

Outstanding Equity Awards at Year-End
The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)(1)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)
David Garner (2)	—	—	—	$—	—	793,407	$967,956	—	—
Dagoberto Quintana (3)	—	—	—	—	—	600,000	732,000	—	—
Donald Berryman (3)	—	—	—	—	—	200,000	244,000	—	—
David Beckman ((2))	—	—	—	—	—	7,235	8,827	—	—
David Beckman(4)	—	—	—	—	—	200,000	244,000	—	—
Steve Barker (3)	—	—	—	—	—	40,000	48,800	—	—

(1)
Reflects Class A restricted stock and restricted stock units that have not vested. The price used for valuation as of December 31, 2011 is $1.22. The following provides information with respect to the vesting schedule as of December 31, 2011.

(2)
Pursuant to the applicable modified Restricted Stock Grant Plan and Agreement, shares vest when the “Restriction Period” lapses upon either (a) a Liquidity Event (as defined in the respective agreements), (b) the employee's death or disability or (c) the date the employee is terminated without cause or quits for good reason. A Liquidity Event is defined as an instance under which (a) there is a change in control, (b) the stock becomes freely tradeable or (c) there is a liquidation or winding up of SITEL Worldwide Corporation.

(3)
Pursuant to the applicable Restricted Stock Unit Plan and Agreement, units begin to vest upon the shares of SITEL Worldwide Corporation's class A common stock becoming freely tradable. Upon such stock becoming freely tradable, the units vest over three years in equal portions on the date the underlying stock becomes freely tradable and the first, second and third anniversary thereof. If the employee dies, becomes disabled or is terminated due to a position elimination during the "Restriction Period" and a liquidity event (either a change in control or the stock becoming freely tradable) occurs within six months of such event, one fourth (1/4) of the employee's units will vest. The stock vests upon a change in control or if the employee is constructively discharged prior to a change in control.

(4)
Pursuant to the Restricted Stock Grant Plan and Agreement shares begin to vest and the “Restriction Period” begins to lapse upon a Liquidity Event. Restricted stock vests in equal portions on the date of the Liquidity Event and the first and second anniversary thereof. A Liquidity Event is defined as (a) a change in control; (b) the stock becomes freely tradable or (c) the liquidation or winding up of SITEL Worldwide Corporation. If the employee dies, becomes disabled or is terminated due to a reduction in force during the Restriction Period and a Liquidity Event occurs within six months of such event, one third (1/3) of the shares vest. If the employee is terminated or constructively terminated in connection with a Change in Control (as defined in the Restricted Stock Grant Plan and Agreement), all shares immediately vest.

Option Exercises and Stock Vested
There were no Stock Awards or Option awards that vested during the year 2011.

Pension Benefits
None of our NEOs participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.
Non-Qualified Deferred Compensation

None of our NEOs participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans sponsored by us.
Employment and Other Agreements
Dagoberto Quintana
We entered into an employment agreement with Dagoberto Quintana dated July 20, 2009, commencing August 3, 2009, which has an initial term of three years from its execution and is automatically renewable for successive one-year terms unless and until it is terminated pursuant to the terms of the employment agreement. Mr. Quintana's employment agreement provided for an annual base salary of $500,000 and an annual target incentive plan payment of $500,000 as further described above in the Bonus and Incentive Compensation section. On February 16, 2012, we entered into an amendment to Mr. Quintana's employment agreement to increase his annual base salary to $600,000 and his annual target incentive to $780,000 as further described above. The board of directors granted Mr. Quintana 500,000 restricted stock units in connection with his agreement and an additional 100,000 restricted stock units in 2011. Participation in the incentive plan remains at the discretion of both the board of directors. The employment agreement is terminable by us or Mr. Quintana at any time. In the event Mr. Quintana's employment is terminated by us without cause (as defined in the employment agreement) or by Mr. Quintana for good reason (as defined in the employment agreement), upon execution of a mutual release, Mr. Quintana is entitled to severance pay, to be paid pro rata in accordance with our regular payment practices over the course of a one year period, in an amount equal to one year of base salary and an amount equal to the difference between the employee-paid portion of his health care benefits under our group health plans and the COBRA premium for such coverage subject to a cap of $500 per month and continued COBRA eligibility for a full year following the date of termination. In the event Mr. Quintana's employment is terminated for any other reason, including by reason of death or disability, Mr. Quintana is not entitled to any severance payments. Mr. Quintana is subject to non-competition provisions for a period of one year after termination if he elects to receive severance payments (due for termination by us without cause or by Mr. Quintana for good reason, both subject to execution of a mutual release).
Mr. Quintana is subject to a client and employee non-solicitation provision for a period of two years after termination of the employment agreement for any reason.
Patrick Tolbert
We entered into an employment agreement with Patrick Tolbert dated November 23, 2010, retroactive to October 25, 2010, which has a term of three years from its execution unless terminated by either party on thirty days' notice. Mr. Tolbert's employment agreement provided for an annual base salary of $350,000 plus a guaranteed 2010 bonus of $80,000 (paid no later than March 15, 2011) and a guaranteed 2011 bonus of $457,500 which accrued daily at a rate of 30 days per month, and which was payable in equal quarterly payments of $114,375 on the last pay period of each quarter during 2011. On February 16, 2012, we entered into an amendment to Mr. Tolbert's employment agreement to increase his annual base salary to $500,000, eliminate his director compensation and provide for an annual target incentive of $500,000, as further described above. For fiscal year 2011, Mr. Tolbert also served as a director and received director cash compensation of $92,500. The employment agreement is terminable by us or Mr. Tolbert at any time upon notice. Mr. Tolbert is not entitled to any severance payments on termination. Mr. Tolbert is subject to client and employee non-competition and non-solicitation provisions for a period of one year and two years, respectively, after termination of the employment agreement for any reason.
Donald Berryman
We entered into an employment agreement with Don Berryman dated February 21, 2010 and an Amended and Restated Executive Agreement in January 2012 upon his appointment as President of our Americas region. The amended agreement has an initial term of three years and is automatically renewable for successive one year terms unless either party provides notice of intent not to renew the agreement at least ninety days prior to the expiration of the term or is otherwise terminated pursuant to the terms of the employment agreement. Mr. Berryman's amended agreement raised his base salary of $350,000 to $450,000 and included a signing bonus of $550,000. The signing bonus is subject to repayment on a pro rata basis if Mr. Berryman's employment is terminated with cause or he resigns without good reason, as defined in the agreement, prior to December 31, 2012. Mr. Berryman's amended agreement raised his target incentive plan payment from 100% of his base salary to a target of $600,000 based on the terms of our management incentive plan. Participation in the bonus plan is at the discretion of both the board of directors and our Chief Executive Officer. The amended agreement remains terminable by us or Mr. Berryman at any time. In the event that Mr. Berryman's employment is terminated by us without cause (as defined in the employment agreement) or by Mr. Berryman for good reason (as defined in the employment agreement), Mr. Berryman is entitled to severance payments, to be paid on a pro rata basis in accordance with our regular payroll practices over the course of a one year period, in an amount equal to one year of base salary and an amount equal to the premium to continue his health care benefits under our group health plans as provided by COBRA subject to a cap of $500 per month and continued COBRA eligibility for a full year following the date of termination. In the event Mr. Berryman's employment is terminated for any other reason, including death or disability, Mr. Berryman is not entitled to any severance payments. Mr. Berryman is subject to a non-competition provision for a period of one year after termination if he voluntarily terminates his employement or is terminated by us with cause or if he elects to receive severance payments following a termination by us without cause or by Mr. Berryman for good reason. Mr. Berryman is subject to a client and employee non-solicitation provision for a period of two years after termination of the employment agreement for any reason.
David Beckman
We entered into an employment agreement with David Beckman dated April 23, 2007 which has an initial term of three years from its execution and is automatically renewable for successive one-year terms unless either party gives notice of an intent to terminate at least 90 days prior to expiration of the term of the agreement or it is otherwise terminated pursuant to the terms of the employment agreement. Mr. Beckman's employment agreement provides for an annual base salary of $400,000 and a target incentive plan payment of not less than 75% of base salary pursuant to our incentive/bonus plan. The board of directors awarded Mr. Beckman 200,000 shares of restricted stock in connection with his agreement. The employment agreement is terminable by us or Mr. Beckman at any time. In the event Mr. Beckman's employment is terminated by us without cause (as defined in the employment agreement) or by Mr. Beckman for good reason (as defined in the employment agreement), Mr. Beckman is entitled to severance pay, to be paid each consecutive pay period in accordance with our regular payment practices over the course of an 18 month period, in an amount equal to 18 months of base salary and an amount equal to any premium for health care insurance purchased to cover a full year following the date of termination subject to a cap of the lower of $500 per month or the amount needed to continue the Company's health care benefits as provided by COBRA. In the event Mr. Beckman's employment is terminated for any other reason, including by reason of death or disability, Mr. Beckman is not entitled to any severance payments. For a period of 18 months after termination of the employment agreement for any reason, Mr. Beckman is subject to non-competition and client and employee non-solicitation provisions.
Steve Barker
We entered into an employment agreement with Mr. Barker effective February 2012. Mr. Barker's agreement provides for an annual base salary of $313,740 (USD) and a target incentive plan payment of not less than 100% of his base salary subject to our management incentive plan. The employment agreement is terminable by Mr. Barker on notice and by us for cause as defined in the agreement. In the event Mr. Barker's agreement is terminated due to redundancy, Mr. Barker is entitled to severance pay, to be paid on a pro rata basis in accordance with our payroll practices in an amount equal to one year of base salary. Mr. Barker is subject to a client and employee non-competition provision for one year after termination. Mr. Barker is subject to a non-solicitation provision for a period of two years after termination.
David Garner
In October 2011, Mr. Garner resigned as Chief Executive Officer. He continues as Chairman of the Board in a non-executive role. In connection with his change in role, Mr. Garner's existing employment agreement dated September 25, 2003 terminated and was replaced with a Non-Executive Chairman Agreement dated as of October 6, 2011. Mr. Garner's new agreement has an initial term through December 31, 2012 and provides for an annual salary of $400,000. The agreement also entitles Mr. Garner to continue participation in all health and welfare benefit plans available to our senior executives. The agreement is terminable by us at any time. In the event that Mr. Garner's agreement is terminated by us without cause (as defined in the agreement), Mr. Garner is entitled to severance pay, to be paid in one lump sum, in an amount equal to the amount of his salary otherwise payable over the remainder of the then applicable term of the agreement. In the event Mr. Garner's agreement is terminated for any other reason, Mr. Garner is not entitled to any severance payments. For a period of two years after the termination of the agreement for any reason, Mr. Garner is subject to employee and client non-solicitation provisions and for a period of one year after the termination of the agreement, Mr. Garner is also subject to a non-competition provision. The terms of Mr. Garner's existing restricted stock agreements remain unchanged.
Potential Payments Upon Termination and Change in Control
The information below describes and quantifies certain compensation that would become payable under employment agreements with the following NEOs if, as of December 31, 2011, the NEO's employment with us had been terminated. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Dagoberto Quintana

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$500,000		$500,000		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	183,000	(1)	183,000	(1)	732,000	(3)	183,000	(1)	—
Benefits and Perquisites	—	—		6,000	(2)	6,000		—		—
Total Severance	$—	$183,000		$689,000		$1,238,000		$183,000		$—

(1)	150,000 restricted stock units vest if a Liquidity Event occurs within six months of an involuntary termination due to position elimination, death or disability.

(2)	Amount equal to the difference between insurance premium paid by employee during employment and insurance continued through COBRA capped at $500 per month.

(3)	600,000 restricted stock units vest if Mr. Quintana remains employed until the date of a change in control or upon constructive termination prior to the change in control.
Patrick Tolbert

Mr. Tolbert's agreement does not provide for any payments upon his leaving the company for any reason.

Donald Berryman

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$350,000		$350,000		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	61,000		61,000	(1)	244,000	(3)	61,000	(1)	—
Benefits and Perquisites	—	—		6,000	(2)	6,000	(2)	—		—
Total Severance	$—	$61,000	(1)	$417,000		$600,000		$61,000		$—

(1)	50,000 restricted stock units vest if a liquidity event occurs within six months of an involuntary termination due to position elimination, death or disability.

(2)	Amount equal to the difference between insurance premium paid by employee during employment and insurance continued through COBRA capped at $500 per month.

(3)	200,000 restricted stock units vest if Mr. Berryman remains employed until the date of a change in control or upon constructive termination prior to the change in control.

David Beckman

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$600,000		$600,000		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	90,159	(1)	90,159	(1)	252,827	(2)	90,159	(1)	—
Benefits and Perquisites	—	—		6,000	(3)	6,000	(3)	—		—
Total Severance	$—	$90,159		$696,159		$858,827		$90,159		$—

(1)
7,235 shares of restricted stock vest on termination without cause, resignation with good reason or death or disability; 66,666 shares of restricted stock vest if a liquidity event occurs within six months of a reduction in force, death or disability.

(2)
7,235 shares of restricted stock vest on a change in control (without termination); 200,000 shares of restricted stock vest upon the employee's termination or constructive termination in connection with a change in control.

(3)	Amount equal to the difference between insurance premium paid by employee during employment and insurance continued through COBRA capped at $500 per month.

Steve Barker

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$313,740		$313,740		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	12,200	(1)	12,200	(1)	48,800	(2)	12,200	(1)	—
Benefits and Perquisites	—	—		—		—		—		—
Total Severance	$—	$12,200		$325,940		$362,540		$12,200		$—

(1)	10,000 restricted stock units vest if a liquidity event occurs within six months of an involuntary termination due to position elimination, death or disability.

(2)	40,000 restricted stock units vest if Mr. Barker remains employed until the date of a change in control or upon constructive termination prior to a change in control.

David Garner

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$400,000		$400,000		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	967,956	(1)	967,956	(1)	967,956	(1)	967,956	(1)	—
Benefits and Perquisites	—	—		—		—		—		—
Total Severance	$—	$967,956		$1,367,956		$1,367,956		$967,956		$—

(1)	793,407 shares of restricted stock vest upon a liquidity event, termination without cause, resignation for good reason, death or disability.
Director Compensation
Certain of our non-employee and employee directors were eligible to receive compensation based on their service. During 2011, only Messrs. Mahoney, Frost, Powell, Shea and Tolbert received compensation in respect of their service as directors. For fiscal year 2011, Messrs. Frost and Powell each received $62,500 and 22,728 shares of class A common stock, with a fair market value of $62,500. For the fiscal year 2011, Mr. Shea received 8,778 shares of class A common stock with a fair market value of $15,625. For the fiscal year 2011, Mr. Mahoney received $77,500 (which includes an additional $3,750 per quarter for service as chair of the audit committee) and 22,278 shares of class A common stock, with a fair market value of $62,500. For the year ended December 31, 2011, Messrs. Hirsch, Mersky and Abols did not receive compensation in respect of their service on our board of directors during 2011. For the fiscal year 2011, Mr. Garner received $86,575 for his service as Chairman of the Board. Directors are reimbursed for their business expenses related to their attendance at SITEL Worldwide meetings, including room, meals and transportation to and from board and committee meetings.

Non-Employee Directors' Compensation Table
The following table shows information regarding the compensation of our non-employee directors for the 2011 year.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Mersky	$—	$—	$—	$—	$—	$—	$—
Martin Frost	62,500	62,500	—	—	—	—	125,000
David Hirsch	—	—	—	—	—	—	—
Robert Mahoney	77,500	62,500	—	—	—	—	140,000
Tate Abols	—	—	—	—	—	—	—
Keith Powell	62,500	62,500	—	—	—	—	125,000
Peter Shea	31,250	15,625					46,875

(1)	Includes $3,750 per quarter for service as chair of the Audit Committee.

(2)
Reflects the $1.78 grant-date fair value of stock awards calculated in accordance with FASB 718 for each non-employee director. Refer to Note 9 to our audited Consolidated Financial Statements for the year ended December 31, 2011, included in Item 8 of this Report, for a discussion of the relevant assumptions used in calculating the fair value.

Director and Officer Indemnification and Limitation of Liability
Section 102 of the Delaware General Corporation Law (“DGCL”), as amended, allows a corporation to eliminate the personal liability of directors of a corporation to the corporation or its stockholders for monetary damages for a breach of fiduciary duty as a director, except where the director breached his duty of loyalty, failed to act in good faith, engaged in intentional misconduct or knowingly violated a law, authorized the payment of a dividend or approved a stock repurchase in violation of Delaware law or obtained an improper personal benefit.
Section 145 of the DGCL provides, among other things, that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (other than an action by or in the right of the corporation) by reason of the fact that the person is or was a director, officer, agent or employee of the corporation or is or was serving at the corporation's request as a director, officer, agent, or employee of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgment, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding. The power to indemnify applies (a) if such person is successful on the merits or otherwise in defense of any action, suit or proceeding or (b) if such person acted in good faith and in a manner he reasonably believed to be in the best interest, or not opposed to the best interest, of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The power to indemnify applies to actions brought by or in the right of the corporation as well, but only to the extent of defense expenses (including attorneys' fees but excluding amounts paid in settlement) actually and reasonably incurred and not to any satisfaction of judgment or settlement of the claim itself, and with the further limitation that in such actions no indemnification shall be made in the event of any adjudication of negligence or misconduct in the performance of duties to the corporation, unless the court believes that in light of all the circumstances indemnification should apply.
Section 174 of the DGCL provides, among other things, that a director, who willfully or negligently approves of an unlawful payment of dividends or an unlawful stock purchase or redemption, may be held liable for such actions. A director who was either absent when the unlawful actions were approved or dissented at the time, may avoid liability by causing his or her dissent to such actions to be entered in the books containing the minutes of the meetings of the board of directors at the time such action occurred or immediately after such absent director receives notice of the unlawful acts.
SITEL Worldwide's certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefit to the director and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.
SITEL Worldwide's bylaws provide that we must indemnify our directors and officers to the fullest extent permitted by Delaware law and require us to advance litigation expenses upon our receipt of an undertaking by a director or officer to repay such advances if it is ultimately determined that such director or officer is not entitled to indemnification. The indemnification provisions contained in our bylaws are not exclusive of any other rights to which a person may be entitled by law, agreement, vote of stockholders or disinterested directors or otherwise.
In addition, we have entered into agreements to indemnify our directors and certain of our officers in addition to the indemnification provided for in the certificate of incorporation and bylaws. These agreements, among other things, indemnify our directors and some of our officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including any action by or in our right, on account of services by that person as a director or officer of SITEL Worldwide or as a director or officer of any of our subsidiaries, or as a director or officer of any other company or enterprise that the person provides services to at our request.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEED STOCKHOLDER MATTERS
Unless otherwise noted, the following table sets forth, as of January 31, 2012, information with respect to the beneficial ownership of the common equity of SITEL Worldwide by:

•	each person that is a beneficial owner of 5% or more of any class of its outstanding common equity;

•	each of our NEOs;

•	each member of our board of directors; and

•	all of the executive officers and directors as a group.
Beneficial ownership is determined under SEC rules and generally includes voting or investment power over securities. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each equityholder identified in the table possesses sole voting and investment power over all common equity shown as beneficially owned by the equityholder. As of January 31, 2012, SITEL Worldwide had outstanding 29,509,429 of class A common stock, 88,281,647 of class B common stock and 6,751,263 of class C common stock. All the common stock votes together as a single class. The class A common stock and class C common stock is entitled to one vote per share; the class B common stock is entitled to 25 votes per share. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated in the footnotes below, the address for each beneficial owner is c/o SITEL Worldwide Corporation, 3102 West End Avenue, Suite 1000, Nashville, Tennessee 37203.

	Class A Common		Class B Common		Class C Common		Aggregate
Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class A Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class B Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class C Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Bene- ficially Owned	Percent of Voting Power
Equityholders owning 5% or more:
Onex Corporation(1)	50,403,160	63.5%	78,281,647	88.7%	—	*	128,684,807	73.8%	87.5%
Ontario Municipal Employees Retirement Systems (“OMERS”)(2)	5,723,193	7.2%	10,000,000	11.3%	—	*	15,723,193	9.0%	11.2%
JANA Investments(3)	4,546,958	5.7%	—	—	6,727,273	99.6%	11,274,231	6.5%	*
Edward Schwartz(4)	2,719,540	3.4%	—	—	—	—	2,719,540	1.6%	*
Citi Commerce Solutions(5)	2,500,000	3.1%	—	—	—	—	2,500,000	1.4%	*
Named executive officer:
David Garner(6)	1,942,110	2.4%	—	—	—	—	1,942,110	1.1%	*
Dagoberto Quintana (7)	600,000	*	—	—	—	—	600,000	*	*
David Beckman(8)	222,756	*	—	—	—	—	222,756	*	*
Donald Berryman (9)	200,000	*	—	—	—	—	200,000	*	*
Patrick Tolbert (10)	98,369	*	—	—	—	—	98,369	*	*
Steve Barker (11)	40,000	*	—	—	—	—	40,000	*	*
Non-employee directors:
Martin Frost	105,606	*	—	—	—	—	105,606	*	*
Tate Abols	—	—	—	—	—	—	—	—	—
Robert Mahoney	99,162	*	—	—	—	—	99,162	*	*
Seth Mersky(12)	52,559	*	—	—	—	—	52,559	*	*
Keith Powell(13)	247,465	*	—	—	—	—	247,465	*	*
Peter Shea	8,788	*	—	—	—	—	8,788	*	*
All directors and executive officers as a group (11 persons)	3,891,805	4.9%	—	—	—	—	3,891,805	2.2%	*

 *    Less than 1%

(1)
Includes 401,561 shares of class A common stock, 147 shares of series B preferred stock convertible within 60 days to 40,976 shares of class A common stock and 608 shares of series C preferred stock convertible within 60 days to 641,333 shares of class A common stock, owned by Onex Advisor III LLC (“Onex Advisor”). Also includes 34,023 shares of class A common stock, 34,616 shares of series B preferred stock convertible within 60 days to 9,669,398 shares of class A common stock and 24,845 shares of series C preferred stock convertible within 60 days to 26,352,000 shares of class A common stock, owned by Onex ClientLogic Holdings LLC. Also includes 13,263,869 shares of class A common stock held by Onex ClientLogic LLC. All of the 78,281,647 shares of class B common stock are held by Onex ClientLogic Holdings LLC. The sole member of Onex Advisor III LLC is 1597257 Ontario Inc. Onex ClientLogic Holdings LLC is controlled by Onex ClientLogic LLC. Onex Corporation is the sole member of Onex ClientLogic LLC. Gerald W. Schwartz, president and chief executive officer of Onex Corporation, controls 19.5% of the subordinated voting shares and 100% of the multiple voting shares of Onex Corporation and 100% of the common equity of 1597257 Ontario Inc., and controls all voting and investment decisions of both Onex Corporation and 1597257 Ontario Inc. Mr. Abols is a Director, and Mr. Mersky is a Managing Director, of Onex Corporation, and as a result, may be deemed to have beneficial ownership of the shares held by Onex Corporation and its affiliates. Mr. Mersky also own units of Onex ClientLogic Holdings LLC. Messrs. Mersky and Schwartz disclaim beneficial ownership of the shares held by Onex Corporation and its affiliates except to the extent of their pecuniary interest therein. The address of Onex Corporation is 161 Bay Street, PO Box 700, Toronto, ON M5J 2S1. Each stockholder, other than OMERS, has granted Onex a proxy to vote all shares of common stock, with respect to the election of directors, pursuant to provisions of the August 15, 2000 stockholders agreement, as amended. See “Certain Relationships and Related Party Transactions—Stockholders’ Agreement.”

(2)
Includes 1,329,795 shares of class A common stock, 4,136 shares of series B preferred stock convertible within 60 days to 1,155,398 shares of class A common stock, 3,053 shares of series C preferred stock convertible within 60 days to 3,238,000 shares of class A common stock and 10,000,000 shares of class B common stock owned by OCP SC Investment Holdings Inc. OCP SC Investment Holdings Inc. is wholly owned by OMERS Administration Corporation, a non-share capital corporation continued under the Ontario Municipal Employees Retirement System Act, 2006. The address of OMERS is One University Avenue, Suite 1100, Toronto, Ontario, M5J 2P1.

(3)
Includes 259 shares of series B preferred stock convertible within 60 days to 72,329 shares of class A common stock and 206,186 shares of class C common stock owned by JANA Nirvana Fund, L.P. Includes 1,031 shares of series B preferred stock convertible within 60 days to 288,073 shares class A common stock and 824,744 shares of class C common stock owned by JANA Nirvana Master Fund, L.P. Includes 7,007 shares of series B preferred stock convertible within 60 days to 1,957,223 shares of class A common stock, 2,102 shares of series C preferred stock convertible within 60 days to 2,229,333 shares of class A common stock and 5,696,343 shares of class C common stock owned by JANA Piranaha Master Fund, Ltd. JANA Partners LLC, a Delaware limited liability company, is a private money management firm which holds our securities in various funds and accounts under its management and control. The principals of JANA Partners LLC are Barry Rosenstein and Gary Claar, who have voting and investment control over such shares. The address of JANA Investments is 200 Park Ave., New York, NY 10266.

(4)
Includes 498,355 exchangeable preferred shares convertible within 60 days to 498,355 shares of class A common stock and 2,171,185 shares of class A common stock owned by 1422621 Ontario Inc. Mr. Schwartz controls all voting and investment decisions of 1422621 Ontario Inc. The address of 1422621 Ontario Inc. is 9 Old Forest Hill Road, Toronto, Ontario M5P 7P6. Mr. Schwartz also holds 50,000 shares of class A common stock.

(5)
Citi Commerce Solutions (formerly known as Associates Commerce Solutions), is a division of Citibank, N.A., a wholly owned subsidiary of Citigroup, Inc. The address of Citigroup, Inc. is 399 Park Ave., New York, NY 10043.

(6)
Includes 793,407 shares of restricted class A common stock which vest immediately upon termination of employment by us for any reason other than “cause” or by the executive for “good reason.” Also includes 333 shares of series B preferred stock convertible within 60 days to 93,127 shares of class A common stock.

(7)	Includes 600,000 restricted stock units.

(8)
Includes 200,000 shares of restricted class A common stock which begin to vest upon occurrence of a “liquidity event” and in other circumstances described above and 7,235 restricted shares which vest immediately upon termination of employment by us for any reason other than “cause” or by the executive for “good reason.” Also includes 56 shares of series B preferred stock convertible within 60 days to 15,521 shares of class A common stock.

(9)	Includes 200,000 restricted stock units.

(10)	Includes 25 shares of series C preferred stock convertible within 60 days to 26,000 shares of class A common stock.

(11)	Includes 40,000 restricted stock units.

(12)
Includes 31,648 shares of class A common stock owned by Kyzalea Company. Also includes 37 shares of series B preferred stock convertible within 60 days to 10,244 shares of class A common stock and 10 shares of series C preferred stock convertible within 60 days to 10,667 shares of class A common stock, each owned by Kyzalea Company. Mr. Mersky owns all of the capital stock of Kyzalea Company. The address of by Kyzalea Company is

161 Bay Street, PO Box 700, Toronto, ON M5J 2S1.

(13)
Includes 56 shares of series B preferred stock convertible within 60 days to 15,521 shares of class A common stock and 32 shares of series C preferred stock convertible within 60 days to 34,000 shares of class A common stock.

Preferred Stock Ownership
As of January 31, 2012, SITEL Worldwide had outstanding an aggregate of 48,244 shares of series B preferred stock and an aggregate of 30,983 shares of series C preferred stock.
We issued 31,149 shares of series B preferred stock to Onex in June 2008 in exchange for its convertible subordinated note in an aggregate principal amount of $30.5 million plus $0.7 million of accrued interest. This transaction triggered certain preemptive rights for other stockholders, including certain members of Onex and our management, resulting in the issuance of additional shares to Onex Advisor, OMERS, JANA and other stockholders including certain NEOs at a price of $1,000 per share. The series B preferred stock has an initial liquidation preference of $1,000 per share and has the right to be converted into class A common stock (initially at $4.85 per share). Our series B preferred stock accrue cumulative dividends at a rate of 12% of the liquidation preference per share per annum, which dividends, commencing after June 2009, compound and cumulate annually on the first business day of June of each subsequent year. Total cumulative dividends as of January 31, 2012 were $10.7 million. Messrs. Garner and Beckman own 333 and 56 shares of series B preferred stock, respectively. No other NEO owns series B preferred stock. Mr. Powell owns 56 shares of series B preferred stock and Mr. Mersky is the beneficial owner of 37 shares of series B preferred stock. No other non-employee director owns series B preferred stock.
Shares of series C preferred stock were issued in December 2008 and February 2009 to an Onex affiliate, OMERS, JANA and certain of our directors and executive officers for an aggregate of $31.0 million in cash. The series C preferred stock has an initial liquidation preference of $1,000 per share and has the right to be converted into class A common stock (initially at $1.50 per share). Our series C preferred stock accrue cumulative dividends at a rate of 16% of the liquidation preference per share per annum, which dividends accrue and cumulate from the date of original issuance and compound on the first business day of January of each subsequent year. Total cumulative dividends as of January 31, 2012 were $12.0 million. Mr. Tolbert owns 25 shares of series C preferred stock. No other NEO owns series C preferred stock. Mr. Powell owns 32 shares of series C preferred stock and Mr. Mersky is the beneficial owner of 10 shares of series C preferred stock. No other non-employee director owns series C preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
NAFS Third Party Collections Business
On August 31, 2011, our wholly owned subsidiary, NAFS, executed a Membership Interest Purchase Agreement with David Garner, our now former Chief Executive Officer and current Chairman of the Board. Pursuant to the agreement, Mr. Garner agreed to purchase directly or indirectly through an affiliate certain assets and obligations comprising NAFS's third party collections business based in Buffalo, New York (the “NAFS Business”). To facilitate this transaction, NAFS agreed to transfer certain assets and obligations of the NAFS business to a newly formed limited liability company (“NAFS Buffalo”).  The effective date of the transaction was August 1, 2011, although the transfer of the NAFS Buffalo membership interest to Mr. Garner and the transfer of certain client obligations to Emory Enterprises, LLC, an affiliate of Mr. Garner, were not formally completed until November 30, 2011.
The purchase price for the NAFS Business was $1,246, of which $623 was paid at closing on August 31, 2011, with the remainder of $623 to be paid in equal monthly installments over a thirty-six month period commencing March 2012.  The purchase price is subject to adjustment should Mr. Garner sell NAFS Buffalo during the two-year period subsequent to August 1, 2011.
Subsequent to the effective date, Mr. Garner retained all profits, interests and obligations relating to the operations of the NAFS Business.  To that end, Mr. Garner agreed to indemnify NAFS for certain losses incurred by the NAFS Business determined on a pro forma basis during the transition period commencing August 1, 2011 and ending on November 30, 2011.  On January 31, 2012, Mr. Garner paid NAFS $363 toward settlement of certain transaction period losses, which is an adjustment to the purchase price.
In addition, commencing August 31, 2011, the Company has provided outsourced information technology services to NAFS Buffalo and Emory.  These services are being provided to NAFS Buffalo and Emory to support continuing information technology requirements, and amounted to $135 for 2011. The parties also entered an additional agreement pursuant to which NAFS Buffalo and/or its affiliates will continue to service one of the Company's clients.
The NAFS Business was considered a variable interest entity ("VIE") of which the Company was not determined to be the primary beneficiary during the transition period but ceased to be a VIE as of November 30, 2011. See Note 17 for additional information.
Accordingly, the NAFS Business was deconsolidated effective August 1, 2011, resulting in a gain on disposal amounting to $846.  This amount is recorded as Other expense, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The remaining purchase price receivable of $623 and adjustment to the purchase price of $363 is recorded in Prepaids and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Stockholders’ Agreement
On August 15, 2000, we entered into a stockholders’ agreement with certain of our stockholders. The stockholders’ agreement includes certain board representation rights, rights of first refusal, “tag along” rights and “drag along” rights. The agreement also includes preemptive rights in the event we issue or sell any equity rights, which do not apply to issuances to certain of our employees pursuant to employee benefit and incentive plans, issuances in connection with a qualified initial public offering and issuances in connection with payment of indebtedness. The agreement also provides for the following rights:
Board Composition.    Under the terms of the stockholders’ agreement, our board of directors consists of (i) one individual as may be designated from time to time by the OMERS and its affiliates and (ii) up to five individuals as may be designated from time to time by Onex. Our audit committee consists of (i) one individual as may be designated from time to time by OMERS and its affiliates and (ii) two individuals as may be designated from time to time by Onex, one of which shall be an independent director. Our compensation committee consists of (i) one individual as may be designated from time to time by OMERS and its affiliates and (ii) one or two individuals as may be designated from time to time by Onex. Each stockholder, other than OMERS, has granted Onex a proxy to vote all shares of capital stock in accordance with this board composition provision.
Secondary Offering Rights.    Under the terms of the stockholders’ agreement, we are required to use our reasonable best efforts to register our class A common stock (including the shares of class C common stock that automatically convert into our class A common stock as described below) in a secondary offering in connection with a qualified initial public offering, but only if, in the written opinion of the underwriter (in consultation with us and our stockholders), it will not adversely affect such offering. The number of shares included in the secondary offering is subject to a pro rata cut back based on each stockholder’s proportionate interest on a fully diluted basis.
Demand Registration Rights.    Under the terms of the stockholders’ agreement, certain stockholders may make a demand request within 180 days of the completion of a qualified initial public offering requesting that we register their shares on Form S-1 or, if applicable, Form S-3. Demands to register our class A common stock may only be made by holders of more than 50% of the 10 million shares originally issued to OMERS. Any demand registrations on Form S-3 must have a fair market value (as determined in good faith by our board) of at least $5 million. We are only required to effect one demand registration once every 180 days, with a maximum of two S-1 demand registrations and an unlimited number of S-3 demand registrations. No shares (including our shares) other than those of the demanding stockholder’s can be included in a demand registration, unless the managing underwriter advises us and the demanding stockholders in writing that the inclusion would not materially and adversely affect the price or success of such offering. If the managing underwriter further determines that including any secondary shares would materially and adversely affect such offering, we may reduce the number of shares in the demand registration. In that event, holders of our class A common stock may have the right to make an additional demand.
Piggyback Registration Rights.    In connection with a qualified initial public offering of our class A common stock, we are required to give the holders of our class A common stock written notice of their opportunity to include their shares in the registration statement. If the managing underwriter advises us that including the piggyback shares would have a material adverse effect on such offering, we can reduce the number of shares to be included on a pro rata basis. In a demand registration, OMERS has priority to have its shares included ahead of other stockholders.
Other Provisions.    Pursuant to the stockholders’ agreement, we and our stockholders have agreed not to sell, offer or distribute stock for 10 business days prior to an underwritten registration statement’s effectiveness and during the 180 days thereafter. We have agreed to pay the stockholders’ expenses associated with demand and piggyback offerings (other than underwriting discounts, commissions and other related expenses). Such expense reimbursement includes the expenses of one legal counsel selected by the holders of a majority of the shares included in the registration statement.
Conversion of Class C Common Stock to Class A Common Stock.    The stockholders’ agreement also provides that immediately prior to the closing of a qualified initial public offering all shares of class C common stock will be automatically converted into shares of our class A common stock on a one-for-one basis or into the shares of the class of securities into which the class A common stock has been or is being converted into, as the case may be.

Class B Stockholders’ Agreement
On August 15, 2000, we entered into a class B stockholders’ agreement with Onex and OMERS. Pursuant to the class B stockholders’ agreement, OMERS has certain information rights and approval rights, in addition to the following:

Information Rights.    The class B stockholders’ agreement gives OMERS the right to receive a budget for each year, audited annual financial statements, unaudited quarterly financial statements, unaudited monthly financial statements and such other information as OMERS may reasonably request.
Approval Rights.    Under the terms of the class B stockholders’ agreement, OMERS must approve, among other things, (i) material changes to our business, (ii) transactions with affiliates, (iii) amendments to our certificate of incorporation or bylaws, (iv) any merger, consolidation, recapitalization or share exchange resulting in a change in control, (v) the filing of bankruptcy or similar act of insolvency, (vi) material changes to our accounting practices, (vii) changes to our auditors, (viii) issuances of shares of any subsidiary or (ix) changes in the size of our board of directors.
Participation Rights.    The class B stockholders’ agreement gives OMERS the right to participate in certain offerings in order not to have its ownership diluted. Under the terms of the participation rights, we are required to use our commercially reasonable efforts to cause the managing underwriter of a qualified initial public offering to offer OMERS the right to purchase in such offering, at the price being offered thereby, shares of our class A common stock in order for OMERS to maintain up to 10.6% of our fully diluted shares immediately following such offering, or if less, the right to purchase a number of shares so as to provide it with the same percentage of our shares owned by OMERS prior to such offering. The managing underwriter may limit or modify OMERS’ participation right. If the price being offered thereby is less than the “Antidilution Price” (as defined in a certain share purchase agreement between OMERS and us), we will be required to issue additional shares to OMERS. In that event, the number of shares that OMERS has the right to purchase will be reduced by the number of shares it is issued pursuant to the antidilution adjustment. In certain situations, OMERS’ right to purchase shall be substituted with a right to buy shares in a private placement transaction prior to the completion of an initial public offering or an alternative transaction if more appropriate.
Class C Stockholders’ Agreement
On April 30, 2007, we entered into a class C stockholders’ agreement with JANA Piranha Master Fund, Ltd. (“JANA”). The agreement includes preemptive rights in the event we issue or sell any shares of our class A common stock, which do not apply to certain issuances such as those to certain of our employees pursuant to employee benefit and incentive plans, issuances in connection with a qualified initial public offering and issuances in connection with payment of indebtedness. The agreement also provides for the following rights:
Participation Rights.    The class C stockholders’ agreement gives JANA the right to participate in certain offerings in order not to have its ownership diluted. Under the terms of the participation rights, we are required to use commercially reasonable efforts to cause the managing underwriter to offer JANA the right to purchase in a qualified initial public offering, at the price being offered thereby, shares of common stock in order for JANA to maintain up to 5.4% of our fully diluted shares immediately following such offering, or if less, the right to purchase a number of shares so as to provide it with the same percentage of our shares it owned prior to such offering. The managing underwriter can limit or modify JANA’s participation. In certain situations, JANA’s right to purchase may be substituted with a right to buy shares in a private placement transaction prior the completion of an initial public offering or an alternative transaction if more appropriate.
Demand Registration Rights.    Under the terms of the class C stockholders’ agreement, JANA may make a demand request within 180 days of the completion of an initial public offering, requesting that we register their shares on Form S-1 or, if applicable, Form S-3. Demands to register class C common stock may only be made by holders of more than 50% of the 6,727,273 shares originally issued to JANA. Any demand registrations on Form S-3 must have a fair market value (as determined in good faith by our board) of at least $5 million. We are only required to effect one demand registration once every 180 days, with a maximum of two S-1 demand registrations and a maximum of two S-3 demand registrations. No shares (including any of our shares) other than the demanding stockholder’s can be included in a demand registration, unless the managing underwriter advises us and the demanding stockholder in writing that the inclusion would not materially and adversely affect the price or success of such offering. If the managing underwriter further determines that including any secondary shares would materially and adversely affect such offering, we can reduce the number of shares in the demand registration.
Piggyback Registration Rights.    In connection with a registered public offering of our class C common stock, we are required to give the holders of our class C common stock written notice of their opportunity to include their shares in the registration statement. If the managing underwriter advises us that including the piggyback shares would have a material adverse effect on such offering, we can reduce the number of shares to be included on a pro rata basis. In a demand registration, JANA has priority to have their shares included ahead of other stockholders.
Other Provisions.    Pursuant to the class C stockholders’ agreement, we and the class C stockholders have agreed not to sell, offer or distribute stock for 10 business days prior to a registration statement’s effectiveness and during the 180 days thereafter. We have agreed to pay the stockholders’ expenses associated with demand and piggyback offerings (other than underwriting discounts, commissions and other related expenses). Such expense reimbursement includes the expenses of one legal counsel selected by the holders of a majority of the shares included in the registration statement.
Series C Preferred Stock Purchase Agreement
In December 2008, Onex, JANA, and OMERS provided us cash proceeds of $30.0 million in exchange for 30,000 shares of our series C preferred stock. This transaction triggered certain preemptive rights for other stockholders, resulting in the issuance of additional shares at $1,000 per share. The series C preferred stock has an initial liquidation preference of $1,000 per share. Our series C preferred stock accrues cumulative dividends at a rate of 16% of the liquidation preference per share per annum, which dividends compound and cumulate annually on and after on the anniversary date of issuance.
We are required, after the maturity date of the notes, to the extent of our legally available assets, to redeem the series C preferred stock at the Redemption Price, equal to the greater of (i) the sum of (x) 100% of the liquidation price per share and (y) all accumulated and unpaid dividends thereon and (ii) the amount payable to the holder of such preferred shares upon our liquidation under the terms of our certificate of incorporation, determined as if we were liquidated, dissolved and wound up as of such mandatory redemption date.
At any time prior to redemption, the holders of the series C preferred stock may convert their shares into class A voting common stock at a price equal to the liquidation preference plus all accumulated and unpaid dividends divided by an initial conversion price of $1.50, which may be adjusted from time to time.
Subordinated Note / Series B Preferred Stock Purchase Agreement
In April 2008, we issued a $32.0 million convertible subordinated note to Onex, using the proceeds to make a voluntary prepayment on our term loans. In June 2008, Onex converted all $30.5 million principal plus $0.7 million in interest outstanding on the note into 31,149 shares of our series B preferred stock. This transaction triggered certain preemptive rights for other stockholders, including certain members of Onex and our management, resulting in the issuance of additional shares at $1,000 per share. The series B preferred stock has an initial liquidation preference of $1,000 per share. Our series B preferred stock accrues cumulative dividends at a rate of 12% of the liquidation preference per share per annum, which dividends, commencing after June 2009, compound and cumulate annually on the anniversary date of issuance.
We are required, after the maturity date of the notes, to the extent of our legally available assets, to redeem the series B preferred stock at the Redemption Price, equal to the greater of (i) the sum of (x) 100% of the liquidation price per share and (y) all accumulated and unpaid dividends thereon and (ii) the amount payable to the holder of such preferred shares upon our liquidation under the terms of our certificate of incorporation, determined as if we were liquidated, dissolved and wound up as of such mandatory redemption date.
At any time prior to redemption, the holders of the series B preferred stock may convert their shares into class A voting common stock at a price equal to the liquidation preference plus all accumulated and unpaid dividends divided by an initial conversion price of $4.85, which may be adjusted from time to time.
Debt Conversion Agreement
In 2004, 2003 and 2001, we entered into promissory notes with Onex in aggregate principal amounts of $13.0 million, $22.0 million and $3.0 million, respectively. Interest was payable on outstanding amounts at the rate of 10% and accrued to $3.9 million at March 2005. In March 2005, we completed a debt conversion agreement with Onex pursuant to which we converted $38.0 million of debt, which carried a 10% interest rate, and $9.4 million of accrued liabilities due Onex into an aggregate 47,419 shares our series A preferred stock. The series A preferred stock had an initial liquidation preference of $1,000 per share. Onex subsequently sold 3,252 shares to other related parties, including Onex management.
Subsidiary exchangeable preferred shares
As of December 31, 2011, there were 1.71 million exchangeable preferred shares of one of our subsidiaries issued to the three stockholders of 1293220 Ontario Inc. under the terms of an agreement between Customerone Holding Corporation (now SITEL Worldwide) and 1293220 Ontario Inc., dated December 17, 1998. The exchangeable preferred shares have no voting rights or other rights of redemption but are exchangeable for SITEL Worldwide class A voting shares, plus any dividends declared thereon at any time. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares.
Other Onex Transactions
Effective February 5, 2010, Onex ClientLogic Holdings, LLC, a subsidiary of Onex Corporation, issued a commitment letter stating that it would provide a maximum $20.0 million principal subordinated loan (“Onex Loan”) to us in order to enable us to comply with certain restrictive covenants for each and any of the quarters in the year ending December 31, 2010, in the event that we otherwise would not be in compliance with the restrictive covenants under our Senior Secured Credit Facility. No amounts had been borrowed under the commitment letter when it expired on December 31, 2010. For further information, see Note 12 to our audited Consolidated Financial Statements for the year ended December 31, 2011, included in Item 8 of this Report.
Employment Agreements
We have entered into employment agreements with David Garner, our Chairman and Chief Executive Officer, and other executives. See “Executive Compensation—Employment and Other Agreements.”
Review and Approval of Transactions with Related Persons
We have not formally adopted a written policy and procedure for approval of transactions involving “related persons” (directors and executive officers or their immediate family members, or stockholders owning five percent or greater of our outstanding stock). However, we believe that any such transactions have in the past been, and will continue to be, appropriately reviewed, approved and monitored.
Director Independence
We are a privately held corporation. Our Board presently considers none of our directors to be independent (as independence is defined by Rule 4200(a)(15) of the NASDAQ Stock Market LLC marketplace rules).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent accountants in each of the last two fiscal years, in each of the following categories are:

(in millions)	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Audit fees	$4,139	$4,164
Audit-related fees	140	—
Tax fees	275	170
Other Fees	250	709
Total	$4,804	$5,043
Fees for audit services above include those from PricewaterhouseCoopers LLP (audit and consulting related). Fees for audit services include fees associated with the annual audit of consolidated financial statements, the reviews of our quarterly reports on Form 10-Q and SEC registration statements, audit-related accounting consultations, audit-related acquisition accounting and statutory audits required internationally. Audit-related fees principally included work related to due diligence in connection with acquisitions and assistance with implementation of various rules and standards. Tax fees included tax compliance, tax advice and tax planning. All other fees included service related to the Statement on Standards for Attestation Engagements No. 16 and services related to our bond offering and Form S-4 filing with the SEC.
The audit committee has adopted policies and procedures for approving in advance all audit and permitted non-audit services to be performed for us by our independent accountants, subject to certain de minimis exceptions approved by the audit committee. Prior to the engagement of the independent accountants for the next year's audit, management, with the participation of the independent accountants, submits to the audit committee for approval an aggregate request for services expected to be rendered during that year for various categories of services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a) The following financial statements and financial statement schedules are included in Item 8 herein.

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholder's Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(b) Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report to security holders covering the registrant's last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.

Incorporated by Reference
No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed
3.1	THIRD AMENDED AND RESTATED CERTIFICATE OF INCORPORATION		S-4	333-172952	3/18/2011
3.2	THIRD AMENDED AND RESTATED CERTIFICATE OF DESIGNATIONS		S-4	333-172952	3/18/2011
3.3	SECOND AMENDED AND RESTATED CERTIFICATE OF DESIGNATIONS		S-4	333-172952	3/18/2011
3.4	SECOND AMENDED AND RESTATED BYLAWS OF SITEL WORLDWIDE CORPORATION		S-4	333-172952	3/18/2011
3.5	CERTIFICATE OF FORMATION OF SITEL, LLC		S-4	333-172952	3/18/2011
3.6	LIMITED LIABILITY COMPANY AGREEMENT OF SITEL, LLC		S-4	333-172952	3/18/2011
3.7	CERTIFICATE OF INCORPORATION OF SITEL FINANCE CORP.		S-4	333-172952	3/18/2011
3.8	BYLAWS OF SITEL FINANCE CORP.		S-4	333-172952	3/18/2011
3.9	CERTIFICATE OF INCORPORATION OF SITEL OPERATING CORPORATION		S-4	333-172952	3/18/2011
3.10	BYLAWS OF SITEL OPERATING CORPORATION		S-4	333-172952	3/18/2011
3.11	CERTIFICATE OF INCORPORATION OF CATALOG RESOURCES, INC.		S-4	333-172952	3/18/2011
3.12	BYLAWS OF CATALOG RESOURCES, INC		S-4	333-172952	3/18/2011

3.13	CERTIFICATE OF INCORPORATION OF SITEL INTERNATIONAL HOLDINGS, INC	S-4	333-172952	3/18/2011
3.14	BYLAWS OF SITEL INTERNATIONAL HOLDINGS, INC	S-4	333-172952	3/18/2011
3.15	CERTIFICATE OF FORMATION OF SITEL INTERNATIONAL LLC	S-4	333-172952	3/18/2011
3.16	LIMITED LIABILITY COMPANY AGREEMENT OF SITEL INTERNATIONAL LLC	S-4	333-172952	3/18/2011
3.17	CERTIFICATE OF FORMATION OF SERVICE ZONE HOLDINGS, INC	S-4	333-172952	3/18/2011
3.18	LIMITED LIABILITY COMPANY AGREEMENT OF SERVICE ZONE HOLDINGS, LLC	S-4	333-172952	3/18/2011
3.19	CERTIFICATE OF INCORPORATION OF NATIONAL ACTION FINANCIAL SERVICES, INC	S-4	333-172952	3/18/2011
3.20	BYLAWS OF NATIONAL ACTION FINANCIAL SERVICES, INC	S-4	333-172952	3/18/2011
4.1	INDENTURE	S-4	333-172952	3/18/2011
10.1	CREDIT AGREEMENT	S-4	333-172952	3/18/2011
10.2	FIRST AMENDMENT, DATED DECEMBER 9, 2008, CREDIT AGREEMENT	S-4	333-172952	3/18/2011
10.3	SECOND AMENDMENT, DATED APRIL 21, 2009, CREDIT AGREEMENT	S-4	333-172952	3/18/2011
10.4	THIRD AMENDMENT, DATED FEBRUARY 18, 2010, CREDIT AGREEMENT	S-4	333-172952	3/18/2011
10.5	AMENDED AND RESTATED STOCKHOLDERS AGREEMENT	S-4	333-172952	3/18/2011
10.6	FIRST AMENDMENT, DATED AS OF FEBRUARY 28, 2002	S-4	333-172952	3/18/2011
10.7	SECOND AMENDMENT, DATED AS OF DECEMBER 12, 2001	S-4	333-172952	3/18/2011
10.8	THIRD AMENDMENT, DATED AS OF OCTOBER 23, 2003	S-4	333-172952	3/18/2011
10.9	FOURTH AMENDMENT, DATED AS OF JULY 9, 2004	S-4	333-172952	3/18/2011
10.10	FIFTH AMENDMENT, DATED AS OF JANUARY 29, 2007	S-4	333-172952	3/18/2011
10.11	SIXTH AMENDMENT, DATED AS OF SEPTEMBER 14, 2007	S-4	333-172952	3/18/2011
10.12	SEVENTH AMENDMENT, DATED AS OF SEPTEMBER 18, 2010	S-4	333-172952	3/18/2011
10.13	CLASS B STOCKHOLDERS AGREEMENT	S-4	333-172952	3/18/2011
10.14	CLASS C STOCKHOLDERS AGREEMENT	S-4	333-172952	3/18/2011
10.15	EMPLOYMENT LETTER AGREEMENT	S-4	333-172952	3/18/2011
10.16	EMPLOYMENT LETTER AGREEMENT	S-4	333-172952	3/18/2011
10.17	EMPLOYMENT LETTER AGREEMENT	S-4	333-172952	3/18/2011
10.18	EMPLOYMENT LETTER AGREEMENT	S-4	333-172952	3/18/2011
10.19	EMPLOYMENT LETTER AGREEMENT	S-4	333-172952	3/18/2011
10.20	BOARD OF DIRECTORS AGREEMENT	S-4	333-172952	3/18/2011
10.21	BOARD OF DIRECTORS AGREEMENT	S-4	333-172952	3/18/2011
10.22	BOARD OF DIRECTORS AGREEMENT	S-4	333-172952	3/18/2011
10.23	BOARD OF DIRECTORS AGREEMENT	S-4	333-172952	3/18/2011
10.24	FORM OF RESTRICTED STOCK UNIT PLAN	S-4	333-172952	3/18/2011
10.25	FORM OF RESTRICTED STOCK GRANT PLAN	S-4	333-172952	3/18/2011
10.26	FORM OF RESTRICTED STOCK GRANT	S-4	333-172952	3/18/2011
10.27	2011 GLOBAL MANAGEMENT INCENTIVE PLAN	S-4	333-172952	3/18/2011
10.28	2011 GLOBAL MANAGEMENT INCENTIVE PLAN	S-4	333-172952	3/18/2011

10.29	COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES		S-4	333-172952	3/18/2011
10.30	SUBSIDIARIES OF SITEL WORLDWIDE CORPORATION		S-4	333-172952	3/18/2011
10.31	CONSENT OF PRICEWATERHOUSECOOPERS LLP		S-4	333-172952	3/18/2011
10.32	STATEMENT OF ELIGIBILITY OF TRUSTEE ON FORM T-1		S-4	333-172952	3/18/2011
10.33	FORM OF LETTER OF TRANSMITTAL		S-4	333-172952	3/18/2011
10.34	FORM OF NOTICE OF GUARANTEED DELIVERY		S-4	333-172952	3/18/2011
10.35	AMENDED AND RESTATED EXECUTIVE AGREEMENT FOR DON BERRYMAN	X	8-K	333-172952	1/11/2012
10.36	US REVOLVING LOAN EXTENSION AGREEMENT		8-K	333-172952	6/10/2011
10.37	UK REVOLVING LOAN EXTENSION AGREEMENT		8-K	333-172952	6/10/2011
10.38	USD TERM LOAN EXTENSION AGREEMENT		8-K	333-172952	6/10/2011
10.39	GARNER NON-EXECUTIVE CHAIR AGREEMENT		8-K	333-172952	10/11/2011
10.40	BOARD AGREEMENT FOR PETER SHEA		8-K	333-172952	11/4/2011
10.41	FOURTH AMENDMENT TO CREDIT AGREEMENT		8-K	333-172952	5/18/2011
10.42	STEVE BARKER AGREEMENT	X
10.43	2012 GLOBAL MANAGMENT INCENTIVE PLAN - BARKER	X
10.44	2012 GLOBAL MANAGMENT INCENTIVE PLAN - QUINTANA	X
10.45	2012 GLOBAL MANAGMENT INCENTIVE PLAN - BECKMAN	X
10.46	2012 GLOBAL MANAGMENT INCENTIVE PLAN -BERRYMAN	X
10.47	2012 GLOBAL MANAGMENT INCENTIVE PLAN -TOLBERT	X
10.48	DAGOBERTO QUINTANA AMENDMENT	X
10.49	PAT TOLBERT AMENDMENT	X
12.1	COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES	X
21.1	SUBSIDIARIES OF SITEL WORLDWIDE CORPORATION	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SITEL Worldwide Corporation

Date:	February 22, 2012	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Global Chief Financial Officer, Global Chief Operating Officer and Director (Duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SITEL Worldwide Corporation

Date:	February 22, 2012	By:	/s/ Dagoberto Quintana
			Name:	Dagoberto Quintana
			Title:	President and Chief Executive Officer

Date:	February 22, 2012	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Global Chief Financial Officer, Global Chief Operating Officer and Director

Date:	February 22, 2012	By:	/s/ Ryan Wagers
			Name:	Ryan Wagers
			Title:	Global Chief Accounting Officer

Date:	February 22, 2012	By:	/s/ David Garner
			Name:	David Garner
			Title:	Chairman of the Board of Directors

Date:	February 22, 2012	By:	/s/ Seth Mersky
			Name:	Seth Mersky
			Title:	Director

Date:	February 22, 2012	By:	/s/ Martin Frost
			Name:	Martin Frost
			Title:	Director

Date:	February 22, 2012	By:	/s/ Tate Abols
			Name:	Tate Abols
			Title:	Director

Date:	February 22, 2012	By:	/s/ Robert Mahoney
			Name:	Robert Mahoney
			Title:	Director

Date:	February 22, 2012	By:	/s/ Keith Powell
			Name:	Keith Powell
			Title:	Director

Date:	February 22, 2012	By:	/s/ Peter Shea
			Name:	Peter Shea
			Title:	Director