Form 10-Q
period 2012-03-31
SITEL Worldwide Corp
filed 2012-05-04
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 1000
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	April 30, 2012
Class A, $0.01 par value	29,611,885
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	6,751,263

 TABLE OF CONTENTS

Item		Page No.
PART I	Financial Information	4
1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	4
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011	6
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2011, nine months ended December 31, 2011, and three months ended March 31, 2012	7
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	11
	Notes to Condensed Consolidated Financial Statements	12
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
3.	Quantitative and Qualitative Disclosures About Market Risk	45
4.	Controls and Procedures	45

PART II	Other Information	46
1.	Legal Proceedings	46
1A.	Risk Factors	46
2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
6.	Exhibits	47
	Signature	48

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$16,894	$19,337
Accounts receivable (net of allowance for doubtful accounts of $3,227 and $3,129, respectively)	246,771	247,292
Prepaids and other current assets	68,084	61,364
Total current assets	331,749	327,993
Property and equipment, net	99,522	100,468
Goodwill	117,715	117,710
Other intangible assets, net	47,809	49,965
Deferred income taxes	16,625	17,156
Other noncurrent assets	34,570	35,912
Total assets	$647,990	$649,204
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$27,791	$24,556
Accrued payroll and benefits	83,927	73,437
Accrued liabilities and other	95,566	99,974
Income taxes payable	2,949	2,921
Current portion of capital lease obligations	3,824	3,571
Total current liabilities	214,057	204,459
Long-term debt	678,505	692,840
Capital lease obligations	3,404	4,373
Deferred income taxes	10,351	10,283
Other noncurrent liabilities	59,727	61,931
Total liabilities	966,044	973,886

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	March 31, 2012	December 31, 2011
Commitments and contingencies (see Note 10)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 48,244 shares issued and outstanding at March 31, 2012 and December 31, 2011	66,125	64,292
Series C, $0.01 par value; 30,983 shares issued and outstanding at March 31, 2012 and December 31, 2011	46,542	44,641
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at March 31, 2012 and December 31, 2011	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 32,025,764 shares (including 1,807,475 restricted shares) and 31,977,536 shares (including 1,810,475 restricted shares) issued at March 31, 2012 and December 31, 2011, respectively; 29,560,657 shares and 29,512,429 shares outstanding at March 31, 2012 and December 31, 2011, respectively	302	302
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at March 31, 2012 and December 31, 2011	882	882
Class C, $0.01 par value; 6,751,263 shares issued and outstanding at March 31, 2012 and December 31, 2011	68	68
Additional paid-in capital	372,957	376,629
Accumulated deficit	(766,836)	(765,508)
Accumulated other comprehensive loss	(30,432)	(38,326)
Stock subscriptions receivable	(1,852)	(1,852)
Treasury shares, at cost	(8,475)	(8,475)
Total stockholders’ deficit	(430,721)	(433,615)
Total liabilities and stockholders’ deficit	$647,990	$649,204
See accompanying notes to the condensed consolidated financial statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2012	2011
Revenues	$363,825	$343,172
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	238,292	221,625
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	93,962	88,553
Depreciation and amortization of property and equipment	8,074	8,630
Amortization of intangible assets	2,156	3,651
Restructuring and exit charges	1,909	7,020
Loss (gain) on foreign currency transactions	144	(2,568)
Impairment and loss on disposal of assets	1,152	307
Other (income) expense, net	(20)	539
Operating income	18,156	15,415
Interest and other financing costs, net	17,832	16,031
Income (loss) before income taxes	324	(616)
Income tax provision (benefit)	1,652	(2,566)
Net (loss) income	(1,328)	1,950
Other comprehensive income
Foreign currency translation adjustments	3,564	1,383
Unrealized gain (loss) on derivative valuation, net of tax of $0	4,444	(1,959)
Unrecognized pension (loss) gain, net of tax of $0	(114)	18
Comprehensive income	$6,566	$1,392
See accompanying notes to the condensed consolidated financial statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at January 1, 2011	31,174,824	88,281,647	6,751,263	$301	$882	$68	$391,297	$(733,723)	$(341,175)
Restricted shares granted	750,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(29,000)	—	—	—	—	—	—	—	—
Non-cash stock granted	38,432	—	—	—	—	—	46	—	46
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(3,456)	—	(3,456)
Unrecognized pension gain, net of tax	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of tax	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	1,950	1,950
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at March 31, 2011	31,934,256	88,281,647	6,751,263	$301	$882	$68	$387,887	$(731,773)	$(342,635)
Restricted shares forfeited	(44,500)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(498)	—	(498)
Non-cash stock granted	75,682	—	—	1	—	—	156	—	157
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(10,916)	—	(10,916)
Unrecognized pension gain, net of tax	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of tax	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(33,735)	(33,735)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at December 31, 2011	31,965,438	88,281,647	6,751,263	$302	$882	$68	$376,629	$(765,508)	$(387,627)

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1 (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2011	31,965,438	88,281,647	6,751,263	$302	$882	$68	$376,629	$(765,508)	$(387,627)
Restricted shares forfeited	(3,000)	—	—	—	—	—	—	—	—
Non-cash stock granted	63,326	—	—	—	—	—	63	—	63
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(3,735)	—	(3,735)
Unrecognized pension loss, net of tax	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative, net of tax	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,328)	(1,328)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at March 31, 2012	32,025,764	88,281,647	6,751,263	$302	$882	$68	$372,957	$(766,836)	$(392,627)
See accompanying notes to the condensed consolidated financial statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at January 1, 2011	$(341,175)	$(21,115)	$766	$660	$2,665	$(2,653)	2,293,769	$(8,170)	$(369,022)
Restricted shares granted	—	—	—	—	—	—	—	—	—
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Non-cash stock granted	46	—	—	—	—	—	—	—	46
Preferred B and C stock accretion and BCF	(3,456)	—	—	—	—	—	—	—	(3,456)
Unrecognized pension gain, net of tax	—	—	18	—	—	—	—	—	18
Unrealized loss on derivative, net of tax	—	—	—	(1,959)	—	—	—	—	(1,959)
Net income	1,950	—	—	—	—	—	—	—	1,950
Foreign currency translation adjustment	—	1,383	—	—	—	—	—	—	1,383
Balances at March 31, 2011	$(342,635)	$(19,732)	$784	$(1,299)	$2,665	$(2,653)	2,293,769	$(8,170)	$(371,040)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	801	—	—	801
Purchase of treasury stock	(498)	—	—	—	—	—	171,338	(305)	(803)
Non-cash stock granted	157	—	—	—	—	—	—	—	157
Preferred B and C stock accretion and BCF	(10,916)	—	—	—	—	—	—	—	(10,916)
Unrecognized pension gain, net of tax	—	—	734	—	—	—	—	—	734
Unrealized loss on derivative, net of tax	—	—	—	(9,454)	—	—	—	—	(9,454)
Net loss	(33,735)	—	—	—	—	—	—	—	(33,735)
Foreign currency translation adjustment	—	(9,359)	—	—	—	—	—	—	(9,359)
Balances at December 31, 2011	$(387,627)	$(29,091)	$1,518	$(10,753)	$2,665	$(1,852)	2,465,107	$(8,475)	$(433,615)

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2 (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2011	$(387,627)	$(29,091)	$1,518	$(10,753)	$2,665	$(1,852)	2,465,107	$(8,475)	$(433,615)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Non-cash stock granted	63	—	—	—	—	—	—	—	63
Preferred B and C stock accretion and BCF	(3,735)	—	—	—	—	—	—	—	(3,735)
Unrecognized pension loss, net of tax	—	—	(114)	—	—	—	—	—	(114)
Unrealized gain on derivative, net of tax	—	—	—	4,444	—	—	—	—	4,444
Net loss	(1,328)	—	—	—	—	—	—	—	(1,328)
Foreign currency translation adjustment	—	3,564	—	—	—	—	—	—	3,564
Balances at March 31, 2012	$(392,627)	$(25,527)	$1,404	$(6,309)	$2,665	$(1,852)	2,465,107	$(8,475)	$(430,721)
See accompanying notes to the condensed consolidated financial statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(1,328)	$1,950
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	10,230	12,281
Deferred income taxes	1,371	(5,486)
Non-cash derivative activity	3,010	(4,349)
Amortization of debt issue costs and OID	695	556
Impairment of long-term assets	1,135	—
Non-cash interest expense	8,654	8,608
Other non-cash items, net	(724)	(371)
Change in book overdrafts	(2,920)	(93)
Changes in working capital, net	535	(20,956)
Net cash provided by (used in) operating activities	20,658	(7,860)
Cash flows from investing activities
Purchases of property and equipment	(3,880)	(7,034)
Proceeds from disposition of property and equipment	45	27
Net cash used in investing activities	(3,835)	(7,007)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(141,211)	(123,734)
Proceeds from long-term debt	123,157	125,337
Payment of interest rate swap amendment, net	(1,536)	—
Payments of debt issue costs	(163)	—
Net cash (used in) provided by financing activities	(19,753)	1,603
Effect of exchange rate on cash and cash equivalents	487	1,409
Net change in cash and cash equivalents	(2,443)	(11,855)
Cash and cash equivalents:
Beginning of period	19,337	29,894
End of period	$16,894	$18,039
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
The Company is a majority-owned subsidiary of Onex Corporation (“Onex”) and is one of the world's largest and most diversified providers of customer care outsourcing services. The Company offers its clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound telephonic services, however we believe we are an industry leader in providing services through other communication channels, including social media, online chat, e-mail, and interactive voice response. The Company serves a broad range of industry end-markets, including technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare, and government.
We are organized geographically and have two reporting segments: (1) “EMEA,” which refers to Europe, the Middle East, and Africa and (2) “Americas,” which refers to North America, Latin America, and Asia Pacific. Each reporting segment performs substantially the same services for clients.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 22, 2012. The Company’s interim Condensed Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
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
We have used methodologies that are consistent from year to year in all material respects. For details concerning these critical accounting policies and estimates, please refer to the audited Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012. Any deviation from these policies or estimates could have a material impact on our Condensed Consolidated Financial Statements.
Newly Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which amended the presentation of comprehensive income. ASU 2011-5 allows an

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update should be applied retrospectively and are effective for annual and interim periods beginning after December 15, 2011. We are already presenting comprehensive income as required by the amendment; therefore, adoption of this amendment on January 1, 2012 did not impact our financial condition, results of operations, or cash flows.
In September 2011, the Financial Accounting Standards Board issued ASU 2011-8, “Testing Goodwill for Impairment,” which amended the accounting for testing goodwill for impairment. ASU 2011-8 allows an entity the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this amendment on January 1, 2012 did not materially impact our financial condition, results of operations, or cash flows.
In December 2011, the Financial Accounting Standards Board issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which mandates that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The standard is effective for annual reporting periods beginning on or after January 1, 2013. We are currently assessing the impact of ASU 2011-11 on our financial statements and related disclosures.
No other new accounting pronouncement has had or is expected to have a material impact on the Condensed Consolidated Financial Statements.

Out of Period Adjustment
During the three months ended March 31, 2012, an adjustment to correct an error identified during the quarter that related to prior periods decreased income before taxes and increased net loss by approximately $517. The error related to the accounting for the ineffective portion of certain foreign currency hedging instruments. Because this error was not material to any of the prior years' financial statements and the impact of correcting this error in the current quarter is not expected to be material to the 2012 results, we recorded the correction of this error in the three months ended March 31, 2012 Condensed Consolidated Financial Statements.

2.	Property and Equipment
The composition of property and equipment is as follows:

	March 31, 2012	December 31, 2011
Land	$3,554	$3,554
Buildings and improvements	29,426	28,770
Leasehold improvements	66,644	63,042
Computer software	42,724	40,681
Equipment	159,502	151,389
Furniture and fixtures	29,910	28,107
Total original cost	331,760	315,543
Less: Accumulated depreciation and amortization	(239,165)	(225,964)
Net, excluding construction in progress	92,595	89,579
Construction in progress	6,927	10,889
Property and equipment, net	$99,522	$100,468

Depreciation expense was $8,074 and $8,630 for the three months ended March 31, 2012 and 2011, respectively. There were $5,210 of additions, $62 of disposals, and $1,980 of foreign currency translation during the quarter ended March 31, 2012.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

3.	Goodwill and Other Intangible Assets
There was a $5 increase in the carrying amount of Goodwill for the three month period ended March 31, 2012 related to foreign currency translation.
The following table presents our Other intangible assets as of March 31, 2012:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$89,686	$(77,097)	$(800)	$11,789
Trademark and trade name	40,200	(4,180)	—	36,020
	$129,886	$(81,277)	$(800)	$47,809

The following table presents our Other intangible assets as of December 31, 2011:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$89,686	$(75,001)	$(740)	$13,945
Trademark and trade name	40,200	(4,180)	—	36,020
	$129,886	$(79,181)	$(740)	$49,965
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $2,156 and $3,651 for the three months ended March 31, 2012 and 2011, respectively, and is estimated to be approximately $6,803 for the year ended December 31, 2012.

4.	Restructuring and Exit Activities
The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company's operations in order to align resources to support growth, and to shift the geographic mix of some of the Company's resources. Total expected costs relating to restructuring activities already initiated in 2012 are $4,244. For these activities the remaining accrual of $283 related to severance and the remaining accrual for facility exit costs of $30 are expected to be paid during the remainder of the current fiscal year. For restructuring activities initiated in 2011, the remaining accrual for severance-related activities of $4,112 is expected to be paid by the end of 2012, and the remaining accrual for facility exit costs of $4,929 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.

The liability for restructuring activity initiated in 2012 consisted of the following:

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

		Facility
		Exit and
	Severance	Other	Total
December 31, 2011	$—	$—	$—
Costs accrued (offset was to expense)	644	83	727
Cash payments	(361)	(53)	(414)
Foreign exchange and other	—	—	—
March 31, 2012	$283	$30	$313
Current portion of restructuring included in Accrued liabilities and other	$283	$30	$313
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$—	$—

Activity not reflected within the restructuring liability:
Costs expensed	$140	$10	$150
Cash payments	$—	$—	$—

Restructuring expense during the three months ended March 31, 2012 for activities initiated in 2012 was $592 for EMEA and $285 for the Americas.
The liability for restructuring activity initiated in 2011 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2011	$7,178	$5,282	$12,460
Costs accrued (offset was to expense)	620	412	1,032
Cash payments	(3,880)	(917)	(4,797)
Foreign exchange and other	194	152	346
March 31, 2012	$4,112	$4,929	$9,041
Current portion of restructuring included in Accrued liabilities and other	$4,112	$1,773	$5,885
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$3,156	$3,156

Activity not reflected within the restructuring liability:
Costs expensed	$—	$—	$—
Cash payments	$(331)	$—	$(331)
Restructuring expense during the three months ended March 31, 2012 for activities initiated in 2011 was $928 for EMEA and $104 for the Americas. Cumulative restructuring costs related to such activities are $15,753 as of March 31, 2012, of which $10,468 relates to EMEA and $5,285 relates to the Americas.
In January 2007, we approved a plan to restructure certain operations during 2007 related to the acquisition of Legacy SITEL (which refers to SITEL Corporation, a Minnesota corporation, prior to its acquisition by SITEL Worldwide on January 30, 2007). The plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. This activity is detailed below.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

		Facility
		Exit and
	Severance	Other	Total
December 31, 2011	$187	$206	$393
Costs accrued (offset was to expense)	—	—	—
Cash payments	(25)	—	(25)
Foreign exchange	(3)	—	(3)
March 31, 2012	$159	$206	$365
The remaining accrual for all restructuring and exit activities related to the purchase price allocation is recorded as $365 in Accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheet.

5.	Long‑Term Debt
Subsequent to March 31, 2012, the Company refinanced its Long-term debt. The information disclosed herein is as of March 31, 2012, and does not include the impact of our refinancing, which is further described in Note 15 - Subsequent Events.
The composition of Long‑term debt is as follows:

	March 31, 2012	December 31, 2011
Senior Notes	$293,667	$293,489
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	3,000	20,100
Canadian revolver	5,724	5,668
U.K. revolver	21,456	20,828
Term Loans:
U.S. dollar term loan	286,739	286,740
Euro term loan	40,020	38,932
British pound sterling term loan	27,899	27,083
Total debt	678,505	692,840
Less: Debt maturing within one year	—	—
Total long-term debt	$678,505	$692,840
Senior Notes
On March 18, 2010, SITEL, LLC and Sitel Finance Corp. (the “Issuers”) issued in a private placement, 11.50% senior notes due 2018 (the “Senior Notes”) having an aggregate principal amount of $300,000 with an original discount of $7,638. The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company and its domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.50% annually, and is payable semi-annually in arrears on April 1 and October 1.
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

(in thousands of U.S. dollars)

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
Senior Secured Credit Facility
The Company's senior secured credit facility (the “Senior Secured Credit Facility”) provides for available borrowings in an aggregate amount of $760,000. Components of the Senior Secured Credit Facility are (1) the $675,000 aggregate principal amount Term Loans, including a $550,000 U.S. dollar loan, a €51,447 Euro loan, and a £30,000 British pound sterling loan, and (2) the $85,000 aggregate principal amount Revolvers.
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

	Tranche Extended	Rate	Maturity Date
Revolvers:
U.S. revolver	$21,250	PRIME + 5.75%	January 30, 2016
U.K. revolver	$10,000	LIBOR + 6.75%	January 30, 2016
Term Loans:
U.S. dollar term loan	$177,973	LIBOR + 6.75%	January 30, 2017
Euro term loan	€21,928	LIBOR + 6.75%	January 30, 2017
British pound sterling term loan	£11,723	LIBOR + 6.75%	January 30, 2017
The non-extended Term Loans mature in January 2014. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the non-extended Term Loans is based, at our option, on floating LIBOR plus the applicable margin of 5.50%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the extended portion of the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%.
The non-extended Revolvers mature in January 2013. Subsequent to March 31, 2012 we refinanced our non-extended debt (further described in Note 15 - Subsequent Events) and therefore, in accordance with U.S. GAAP, the portion of debt due in January 2013 was classified as long-term as of March 31, 2012. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended Canadian revolver is based on the Banker's Acceptance Rate plus the applicable margin of 4.50%. Interest on the non-extended U.K. revolver is based on LIBOR plus the applicable margin of 5.50%. Interest on the non-extended U.S. revolver is based on the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the U.K. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75% or EURIBOR plus the applicable margin of 6.75%. At March 31, 2012 and December 31, 2011, we had $53,859 and $37,460 available under the Revolvers.
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

(in thousands of U.S. dollars)

indebtedness, providing financing and investments and transactions with affiliates. Under the Senior Secured Credit Facility, we are required to comply with certain financial covenants on a quarterly and annual basis.
Future maturities of the Company's outstanding long-term debt as of March 31, 2012 are summarized as follows:

2012	$—
2013	21,242
2014	128,925
2015	—
2016	8,938
2017 and thereafter	525,733
Total debt payments	684,838
Less amount representing unamortized debt discount	(6,333)
Total debt balance at March 31, 2012	$678,505

6.	Redeemable Preferred Stock
The Company is authorized to issue in series up to 20,000,000 shares of preferred stock with a par value of $0.01. The Board of Directors determines the voting rights, dividend policy, and conversion rights of each series of these preferred shares. To date, the Company has authorized the issuance of two series of preferred shares—Series B and Series C. The majority of each series of these preferred shares are held by Onex and other related parties. Each series has a mandatory redemption date of July 2, 2018 for cash and the right to be converted, at any time through the redemption date at the option of the holder, into the Company's Class A Voting Common Stock (initially at $1.50 per share for Series C and $4.85 per share for Series B), in settlement of the Company's obligations (including all accumulated and unpaid dividends through the redemption date). The net value of the preferred shares is recorded as Redeemable preferred stock (outside of permanent equity) on the accompanying Condensed Consolidated Balance Sheets.
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of the Board of Directors, accounting guidance requires the Company to account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. The Company has determined that the value is immaterial as of March 31, 2012 and December 31, 2011, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series C Preferred Stock
On December 10, 2008, the Company authorized the issuance of 125,000 shares of Series C Preferred Stock. At March 31, 2012 and December 31, 2011, the number of shares of Series C Preferred Stock issued and outstanding was 30,983.
When the conversion option of the Series C Preferred Stock into Class A Voting Common Stock at $1.50 per share is less than the fair value of the common stock on issuance date, there is a Beneficial Conversion Feature (“BCF”) associated with the preferred stock. The value of the BCF is recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value to Additional paid-in capital. For the Series C Preferred Stock owned by certain other related parties, this discount is accreted from the date of issuance to the stated redemption date of July 2, 2018. For the Series C Preferred Stock owned by Onex, the BCF is immediately amortized to the date of issuance due to existence of the in-substance put option on the stock discussed above.
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at March 31, 2012 and December 31, 2011 of $46,542 and $44,641, respectively, is net of deferred financing costs of $259 and $269, respectively, and the BCF of $3,782 and $3,720, respectively. The Series C Preferred Stock ranks senior to each other class of the Company's stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

redemption date or upon declaration by the Board of Directors.
Series B Preferred Stock
On April 3, 2008, the Company authorized the issuance of 125,000 shares of Series B Preferred Stock. At March 31, 2012 and December 31, 2011, the number of shares of Series B Preferred Stock issued and outstanding was 48,244.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at March 31, 2012 and December 31, 2011 of $66,125 and $64,292, respectively, is net of deferred financing costs of $445 and $462, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors.

7.	Stock-Based Compensation
The Company’s operating results for the three months ended March 31, 2012 and 2011 included stock-based compensation expense for issued stock grants of $63 and $47, respectively. A summary of the activity for the plans is included below.
Stock Option Plan
A summary of nonqualified and incentive stock option activity for the three months ended March 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (in	Intrinsic
	Shares	Share	Years)	Value
Options outstanding at December 31, 2011	21,200	$3.44
Exercised	—
Forfeited	(4,200)	$4.00
Options outstanding at March 31, 2012	17,000	$3.30	1.66	—
Exercisable at March 31, 2012	17,000	$3.30	1.66	—
Restricted Stock and Restricted Stock Unit Plans
A summary of restricted stock and restricted stock unit activity is set forth below:

Restricted Stock Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2011	1,810,475	$5,161
Granted	—	—
Vested	—	—
Forfeited	(3,000)	(12)
Unvested at March 31, 2012	1,807,475	$5,149

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

Restricted Stock Unit Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2011	1,871,500	$4,881
Granted	25,000	31
Vested	—	—
Forfeited	(52,000)	(136)
Unvested at March 31, 2012	1,844,500	$4,776

As of March 31, 2012, there was approximately $8,096 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize that cost over a period of two and three years for restricted shares and restricted stock units, respectively, following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our individual employee restricted stock and restricted stock unit grant plans and agreements.
Deferred Compensation Plan
As of March 31, 2012 and December 31, 2011, $43 and $11, respectively, is recorded in Other noncurrent liabilities for the phantom stock units associated with the deferred compensation plan. Compensation income of $32 and compensation loss of $52 were recorded during the periods ended March 31, 2012 and December 31, 2011, respectively, based on the stock price at the end of the applicable period.

8.	Income Taxes
The effective tax rate of 509.9% for the first quarter of 2012 differs from the effective tax rate of 416.6% for the first quarter of 2011 as the first quarter of 2011 includes the impact of the release of a valuation allowance on the deferred tax assets of our Australian subsidiary, resulting in a discrete benefit of $6,132; while for the first quarter of 2012, the Company recognized lower discrete benefits resulting from a release of tax reserves related to certain foreign income tax matters of $848 and the favorable impact of tax treaties of $814.
The Company’s gross unrecognized tax benefits (excluding interest and penalties) were $38,833 and $37,921 at March 31, 2012 and December 31, 2011, respectively. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $38,336. The Company believes that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $2,505 as a result of statute expirations or final resolution.

9.	Employee Benefits and Compensation
The Company has defined benefit pension plans covering certain employees outside of the U.S. These plans are administered by a third party and include limited activity. The components of the net pension liability of $3,499 and $3,357 at March 31, 2012 and December 31, 2011, respectively are included in Other noncurrent liabilities and Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Net periodic pension cost consisted of the following:

	Three Months Ended March 31,
	2012	2011
Service cost	$128	$160
Interest cost	82	39
Other	(170)	18
Net periodic pension cost	$40	$217

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

The Company also sponsors various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans amounted to $81 and $86 for the three months ended March 31, 2012 and 2011, respectively.

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
On July 21, 2009, one of our former clients filed an action against us in United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleges that we failed to maintain certain call recordings on behalf of such client and seeks actual damages or, in the alternative, “liquidated” damages in the amount of $33,000. Our insurance carrier has indicated that actual damages likely would be covered, but has thus far denied coverage of the claimed "liquidated damages". On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid fees for services rendered by us. Discovery has been delayed due to the pendency of various discovery disputes. Final discovery is expected to commence shortly. No trial date has been set by the court. Because of the limited discovery provided to us thus far by the plaintiff and due to the fact that the resolution of this matter depends in large part on a determination of whether the “liquidated damages” provision asserted by the plaintiff is enforceable and the resolution of coverage issues with our insurer, we are unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. In the event the provision is deemed unenforceable as a matter of law, we would plan to further prosecute our counterclaim for the approximately $1,202 owed to us by the plaintiff. In the event the provision is found to be enforceable as a matter of law or otherwise, the court could award damages of $33,500 against us. No reserve has been recorded as of March 31, 2012 and December 31, 2011.
In July 2010, our wholly owned subsidiary, National Action Financial Services, Inc. (“NAFS”), was served with a purported class action lawsuit in United States District Court for the Northern District of Illinois. The complaint alleged NAFS placed automated calls to plaintiff's cell phone without his consent, allegedly in violation of the federal Telephone Consumer Protection Act (“TCPA”). On September 6, 2011, NAFS filed a motion to compel arbitration of the plaintiff's claims relying on the terms and conditions of the customer agreement governing plaintiff's credit card account and on September 13, 2011, the court stayed all further proceedings except as related to the motion to compel pending the court's decision on that motion. NAFS made a demand upon its insurance carrier for coverage under its errors and omissions insurance policy which contains a self-insured retention amount of $1,000. The insurance carrier denied the existence of a duty to defend or indemnify NAFS for the claims at issue relying on certain exclusions in the policy. On August 18, 2011, the plaintiff in the underlying case filed a declaratory judgment action against NAFS' insurance carrier, along with NAFS and the Company as necessary parties, seeking a declaration from the court that the denial of coverage was wrongful and that NAFS' carrier has a duty to indemnify and defend the underlying claims. This claim was ultimately dismissed by the plaintiff voluntarily.  Following recent settlement discussions and after assessing the merits of the underlying claims and the likelihood of an insurance recovery, the parties have tentatively settled this matter on a non-recourse basis to NAFS by requiring us to assign certain rights to insurance recoveries for the benefit of the class plaintiffs in exchange for a release of all class claims and a covenant not to execute any agreed judgment against NAFS. The settlement agreement has been preliminary approved by the court but remains subject to final court approval following receipt of completed class claim forms. As of March 31, 2012, a reserve has been recorded which we believe is in accordance with the reasonable range of loss.
In April, 2011, NAFS was served with a purported class action filed in United States District Court for the Eastern District of Michigan. The complaint alleges violations of the federal Fair Debt Collection Practices Act (“FDCPA”) and the TCPA for calls to plaintiff's cell phone in an attempt to collect a debt not owed by the plaintiff. The complaint also alleges pre-recorded message calls to debtors on their cell phones by means of an automated dialing device, without having received permission from the recipients of the calls in violation of the TCPA. NAFS has filed a motion to dismiss, which granted in part and denied in part, with the TCPA claim surviving as well as certain of the FDCPA claims. NAFS has responded to Plaintiff's discovery requests and is awaiting responses to its discovery served on Plaintiff. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of March 31, 2012 and December 31, 2011.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately 3,500 Brazilian Reais (equivalent to approximately $1,900 as of March 31, 2012) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately 7,700 Brazilian Reais (equivalent to approximately $4,200 as of March 31, 2012), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the 7,700 Brazilian Reais assessment. SITEL Brazil deposited 7,700 Brazilian Reais with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. A reserve of $283 has been recorded as of March 31, 2012 and December 31, 2011.

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
Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of March 31, 2012, we had forward contracts maturing within the next 11 months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $1,910 and $1,961 and as Other noncurrent liabilities of $7,161 and $7,845 as of March 31, 2012 and December 31, 2011, respectively, in the accompanying Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2012 and 2011, we recorded losses of $1,536 and $4,033, respectively, for settled interest payments and a mark to market valuation reduction in the liability of $735 and $3,625 for the three months ended March 31, 2012 and 2011. These amounts are reflected in Interest and other financing costs, net in the accompanying Condensed Consolidated Statements of Comprehensive Income.
Fair Values in the Condensed Consolidated Balance Sheets

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

	Derivative Assets			Derivative Liabilities
		March 31, 2012	December 31, 2011		March 31, 2012	December 31, 2011
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$240	$1,112	Accrued liabilities and other	$(3,719)	$(7,222)
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	(878)
Total		$240	$1,112		$(3,719)	$(8,100)
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$(1,910)	$(1,961)
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	(7,161)	(7,845)
Foreign exchange contracts	Prepaids and other current assets	571	95	Accrued liabilities and other	(1,386)	(2,216)
Foreign exchange contracts	Other noncurrent assets	—	7	Other noncurrent liabilities	—	(264)
Total		$571	$102		$(10,457)	$(12,286)
Total derivatives		$811	$1,214		$(14,176)	$(20,386)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Three Months Ended March 31,
	2012	2011		2012	2011
Foreign exchange contracts	$3,722	$298	COS and SG&A	$(722)	$2,257
Total	$3,722	$298		$(722)	$2,257
For the three months ended March 31, 2012 and 2011, we recorded (losses) gains of $(463) and $1,370, respectively, to Cost of services and gains/(losses) of $(259) and $887, respectively, to Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income for the effective portion of settled hedge contracts. We expect unrealized losses will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and Selling, general and administrative expenses during the next twelve months of $4,625. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2012.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

For the three months ended March 31, 2012 and 2011, we recognized a gain (loss) on foreign currency transactions related to the ineffective portion of the derivative instruments of $211 and $(84), respectively.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended March 31,
		2012	2011
Foreign exchange contracts	COS and SG&A	$716	$10
Foreign exchange contracts	Foreign currency transactions	830	(95)
Total		$1,546	$(85)
For the three months ended March 31, 2012 and 2011, we recorded gains of $430 and $6, respectively, to Cost of services and gains of $286 and $4, respectively, to Selling, general, and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Comprehensive Income for derivatives not designated as hedging contracts.
Current Contracts
At March 31, 2012, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	159,458
Total	$334,458

12.	Fair Value Measurements
The carrying values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables approximate fair value. The terms of the Company's Senior Secured Credit Facility and Senior Notes include debt with variable and fixed interest rates, totaling $678,505 and $692,840 at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of such debt was $600,000 and $610,000 at March 31, 2012 and December 31, 2011, respectively.
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
The following tables summarize the value of financial instruments by the pricing levels defined above as of March 31, 2012 and December 31, 2011. There were no transfers between pricing levels for the three month period ended March 31, 2012.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

	Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$811	$—	$811	$—
Total	$811	$—	$811	$—
Liabilities
Foreign currency forward contracts	$5,105	$—	$5,105	$—
Interest rate derivative instrument	9,071	—	9,071	—
Total	$14,176	$—	$14,176	$—

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,214	$—	$1,214	$—
Total	$1,214	$—	$1,214	$—
Liabilities
Foreign currency forward contracts	$10,580	$—	$10,580	$—
Interest rate derivative instrument	9,806	—	9,806	—
Total	$20,386	$—	$20,386	$—
The Company values its derivatives based on current market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. The Company's interest rate derivative instrument is a pay-fixed, receive-variable, interest rate swap based on LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a level 2 item. The Company's foreign currency forward contracts are contracts to buy foreign currency at a fixed rate for delivery on a specified future date or period. The foreign exchange rate is observable for the full term of the swap and is therefore also considered a level 2 item. The fair value measurement of a liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the Company's and counterparty's creditworthiness have also been factored into the fair value measurement of these derivative instruments.
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
The Company evaluates the remaining useful lives of its definite-lived intangible assets (customer relationships) whenever events or circumstances warrant a revision to the remaining amortization period. The fair value of definite-lived intangible assets is based on estimated cash flows from the future use of the asset, discounted at a market derived weighted average cost of capital.
No impairment charges related to goodwill and other intangible assets were recorded during the quarters ended March 31, 2012 and 2011.

Long-lived assets are measured at fair value on a non-recurring basis utilizing Level 3 inputs. In assessing the fair value of our long-lived assets, we utilize appraisals on real estate as well as evaluate the marketability and potential relocation of other

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

assets in similar condition and similar market areas. No impairment charges related to long-lived assets were recorded during the quarters ended March 31, 2012 and 2011.

The Company has certain annuity contracts included within Other noncurrent assets on the accompanying Condensed Consolidated Balance Sheets. These assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. Third-party recoverability information was used to assess the fair value of these annuity contracts. During the quarter ended March 31, 2012, the Company determined that an impairment charge of $1,135 should be recorded based on our assessment as noted above. No such charges were recorded during the quarter ended March 31, 2011.

13.	Operating Segment and Geographical Information
The Company’s two reportable segments, EMEA and the Americas, are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.
The following tables reflect information about our reportable segments, which correspond to the geographic areas in which we operate:

	Three Months Ended March 31, 2012
	EMEA	Americas	Total
Revenues	$145,491	$218,334	$363,825
Costs of services	103,052	135,240	238,292
Selling, general and administrative expenses (“SG&A”)	35,204	58,758	93,962
Revenues less costs of services and SG&A	7,235	24,336	31,571
Other expenses	6,395	24,852	31,247
Loss before income taxes	$840	$(516)	$324

	Three Months Ended March 31, 2011
	EMEA	Americas	Total
Revenues	$151,455	$191,717	$343,172
Costs of services	107,025	114,600	221,625
Selling, general and administrative expenses (“SG&A”)	36,691	51,862	88,553
Revenues less costs of services and SG&A	7,739	25,255	32,994
Other expenses	7,471	26,139	33,610
Loss before income taxes	$268	$(884)	$(616)

	March 31, 2012	December 31, 2011
Long-lived assets:
EMEA	$53,736	$55,623
Americas	93,595	94,810
	$147,331	$150,433

Total assets:
EMEA	$220,708	$195,722
Americas	427,282	453,482
	$647,990	$649,204

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

14.	Supplemental Condensed Consolidated Financial Information
The following guarantor financial information is presented to comply with U.S. SEC disclosure requirements, specifically Rule 3-10 of Regulation S-X. Certain reclassifications have been made to conform to current year presentation.
On April 29, 2011, all of the outstanding Senior Notes were exchanged for registered Senior Notes. The Senior Notes are guaranteed by the Issuers' parent company, SITEL Worldwide, and by each of SITEL Worldwide's existing and future direct and indirect domestic subsidiaries that are guarantors under the Senior Secured Credit Facility (the “Subsidiary Guarantors”). The Condensed Consolidating Statements of Comprehensive Income are presented net of intercompany activity. The following supplemental financial information sets forth, on a consolidating basis based on the equity method of accounting, balance sheets, statements of comprehensive income, and statements of cash flows for the Company, the Subsidiary Guarantors, and the Company's non-guarantor subsidiaries.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
March 31, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$971	$15,923	$—	$16,894
Accounts receivable (net of allowance for doubtful accounts)	—	—	89,430	157,341	—	246,771
Prepaids and other current assets	174,460	578	138,230	220,497	(465,681)	68,084
Total current assets	174,460	578	228,631	393,761	(465,681)	331,749
Property and equipment, net	860	—	31,510	67,152	—	99,522
Goodwill	—	—	16,690	101,025	—	117,715
Other intangible assets, net	—	—	16,104	31,705	—	47,809
Deferred income taxes	—	—	4,182	12,443	—	16,625
Investments in affiliates	(357,789)	313,865	34,086	—	9,838	—
Other noncurrent assets	2,870	85,986	14,919	23,782	(92,987)	34,570
Total assets	$(179,599)	$400,429	$346,122	$629,868	$(548,830)	$647,990
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$172	$5,168	$9,798	$12,653	$—	$27,791
Accrued payroll and benefits	679	—	13,097	70,151	—	83,927
Accrued liabilities and other	137,293	262,169	18,624	143,161	(465,681)	95,566
Income taxes payable	311	—	—	2,638	—	2,949
Current portion of capital lease obligations	—	—	1,634	2,190	—	3,824
Total current liabilities	138,455	267,337	43,153	230,793	(465,681)	214,057
Long-term debt	—	583,407	—	95,098	—	678,505
Capital lease obligations	—	—	1,224	2,180	—	3,404
Deferred income taxes	—	—	6,506	3,845	—	10,351
Other noncurrent liabilities	—	7,161	10,066	135,487	(92,987)	59,727
Total liabilities	138,455	857,905	60,949	467,403	(558,668)	966,044
Series B PIK preferred stock	66,125	—	—	—	—	66,125
Series C PIK preferred stock, net of beneficial conversion feature	46,542	—	—	—	—	46,542
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,252	—	536	168,887	(169,423)	1,252
Additional paid-in capital	372,957	105,786	629,768	305,237	(1,040,791)	372,957
Accumulated deficit	(766,836)	(563,262)	(294,475)	(332,490)	1,190,227	(766,836)
Accumulated other comprehensive loss	(30,432)	—	(50,656)	20,831	29,825	(30,432)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(8,475)	—	—	—	—	(8,475)
Total stockholders' (deficit) equity	(430,721)	(457,476)	285,173	162,465	9,838	(430,721)
Total liabilities and stockholders' (deficit) equity	$(179,599)	$400,429	$346,122	$629,868	$(548,830)	$647,990

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
December 31, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$19,337	$—	$19,337
Accounts receivable (net of allowance for doubtful accounts)	—	—	99,538	147,754	—	247,292
Prepaids and other current assets	183,857	13	112,378	212,698	(447,582)	61,364
Total current assets	183,857	13	211,916	379,789	(447,582)	327,993
Property and equipment, net	999	—	32,085	67,384	—	100,468
Goodwill	—	—	16,690	101,020	—	117,710
Other intangible assets, net	—	—	16,326	33,639	—	49,965
Deferred income taxes	—	—	4,182	12,974	—	17,156
Investments in affiliates	(371,255)	295,390	28,626	—	47,239	—
Other noncurrent assets	2,833	86,260	14,393	33,893	(101,467)	35,912
Total assets	$(183,566)	$381,663	$324,218	$628,699	$(501,810)	$649,204
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$306	$—	$4,815	$19,435	$—	$24,556
Accrued payroll and benefits	3,656	—	9,370	60,411	—	73,437
Accrued liabilities and other	136,936	236,270	27,010	147,339	(447,581)	99,974
Income taxes payable	218	—	—	2,703	—	2,921
Current portion of capital lease obligations	—	—	1,619	1,952	—	3,571
Total current liabilities	141,116	236,270	42,814	231,840	(447,581)	204,459
Long-term debt	—	600,329	—	92,511	—	692,840
Capital lease obligations	—	—	1,652	2,721	—	4,373
Deferred income taxes	—	—	6,506	3,777	—	10,283
Other noncurrent liabilities	—	7,845	11,881	143,672	(101,467)	61,931
Total liabilities	141,116	844,444	62,853	474,521	(549,048)	973,886
Series B PIK preferred stock	64,292	—	—	—	—	64,292
Series C PIK preferred stock, net of beneficial conversion feature	44,641	—	—	—	—	44,641
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,252	—	536	168,887	(169,423)	1,252
Additional paid-in capital	376,629	105,786	629,768	305,237	(1,040,791)	376,629
Accumulated deficit	(765,508)	(568,567)	(312,950)	(338,264)	1,219,781	(765,508)
Accumulated other comprehensive loss	(38,326)	—	(55,989)	18,318	37,671	(38,326)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(8,475)	—	—	—	—	(8,475)
Total stockholders' (deficit) equity	(433,615)	(462,781)	261,365	154,178	47,238	(433,615)
Total liabilities and stockholders' (deficit) equity	$(183,566)	$381,663	$324,218	$628,699	$(501,810)	$649,204

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$96,292	$267,533	$—	$363,825
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	56,777	181,515	—	238,292
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	6,493	48	20,988	66,433	—	93,962
Depreciation and amortization of property and equipment	179	—	2,401	5,494	—	8,074
Amortization of intangible assets	—	—	222	1,934	—	2,156
Restructuring and exit charges	—	—	221	1,688	—	1,909
Loss (gain) on foreign currency transactions	173	(1,737)	1,559	149	—	144
Other, net	(18)	—	1	1,149	—	1,132
Operating (loss) income	(6,827)	1,689	14,123	9,171	—	18,156
Interest and other financing costs, net	15	14,858	536	2,423	—	17,832
Equity in earnings of subsidiaries	(5,619)	(18,475)	(5,495)	—	29,589	—
(Loss) income before income taxes	(1,223)	5,306	19,082	6,748	(29,589)	324
Income tax provision	105	—	607	940	—	1,652
Net (loss) income	(1,328)	5,306	18,475	5,808	(29,589)	(1,328)
Other comprehensive income
Foreign currency translation adjustments	3,564	—	623	3,695	(4,318)	3,564
Unrealized gain (loss) on derivative valuation, net of tax of $0	4,444	—	4,710	(266)	(4,444)	4,444
Unrecognized pension loss, net of tax of $0	(114)	—	—	(114)	114	(114)
Comprehensive income	$6,566	$5,306	$23,808	$9,123	$(38,237)	$6,566

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$82,720	$260,452	$—	$343,172
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	46,666	174,959	—	221,625
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	7,142	67	18,001	63,343	—	88,553
Depreciation and amortization of property and equipment	—	—	2,352	6,278	—	8,630
Amortization of intangible assets	—	—	729	2,922	—	3,651
Restructuring and exit charges	8	—	594	6,418	—	7,020
Loss (gain) on foreign currency transactions	565	(1,252)	(127)	(1,754)	—	(2,568)
Other, net	(70)	560	(1)	357	—	846
Operating (loss) income	(7,645)	625	14,506	7,929	—	15,415
Interest and other financing (income) costs, net	(10)	12,992	558	2,491	—	16,031
Equity in earnings of subsidiaries	(9,674)	(21,401)	(7,703)	—	38,778	—
Income (loss) before income taxes	2,039	9,034	21,651	5,438	(38,778)	(616)
Income tax provision (benefit)	89	—	250	(2,905)	—	(2,566)
Net income	1,950	9,034	21,401	8,343	(38,778)	1,950
Other comprehensive income
Foreign currency translation adjustments	1,383	—	1,580	463	(2,043)	1,383
Unrealized loss on derivative valuation, net of tax of $0	(1,959)	—	(1,624)	(335)	1,959	(1,959)
Unrecognized pension gain, net of tax of $0	18	—	—	18	(18)	18
Comprehensive income	$1,392	$9,034	$21,357	$8,489	$(38,880)	$1,392

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(1,328)	$5,306	$18,475	$5,808	$(29,589)	$(1,328)
Undistributed equity in earnings of subsidiaries	(5,619)	(18,475)	(5,495)	—	29,589	—
Adjustments to reconcile net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	179	—	2,623	7,428	—	10,230
Deferred income taxes	—	—	—	1,371	—	1,371
Non-cash derivative activity	—	2,732	(15)	293	—	3,010
Amortization of debt issue costs and OID	—	615	—	80	—	695
Impairment of long-term assets	—	—	—	1,135	—	1,135
Non-cash interest and dividend expense (income)	—	8,611	(47)	90	—	8,654
Other non-cash items, net	110	—	(55)	(779)	—	(724)
Change in book overdrafts	—	598	(2,252)	(1,266)	—	(2,920)
Changes in working capital, net	6,698	19,412	(10,025)	(15,550)	—	535
Net cash provided by (used in) operating activities	40	18,799	3,209	(1,390)	—	20,658
Cash flows from investing activities
Purchases of property and equipment	(40)	—	(1,826)	(2,014)	—	(3,880)
Proceeds from disposition of property and equipment	—	—	—	45	—	45
Net cash used in investing activities	(40)	—	(1,826)	(1,969)	—	(3,835)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(131,000)	(412)	(9,799)	—	(141,211)
Proceeds from long-term debt	—	113,900	—	9,257	—	123,157
Payment of interest rate swap amendment, net		(1,536)				(1,536)
Payments of debt issue costs	—	(163)	—	—	—	(163)
Net cash used in financing activities	—	(18,799)	(412)	(542)	—	(19,753)
Effect of exchange rate on cash and cash equivalents	—	—	—	487	—	487
Net change in cash and cash equivalents	—	—	971	(3,414)	—	(2,443)
Cash and cash equivalents
Beginning of period	—	—	—	19,337	—	19,337
End of period	$—	$—	$971	$15,923	$—	$16,894

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net income (loss)	$1,950	$9,034	$21,401	$8,343	$(38,778)	$1,950
Undistributed equity in earnings of subsidiaries	(9,674)	(21,401)	(7,703)	—	38,778	—
Adjustments to reconcile net income (loss) to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	—	—	3,078	9,203	—	12,281
Deferred income taxes	—	—	—	(5,486)	—	(5,486)
Non-cash derivative activity	—	—	(244)	(4,105)	—	(4,349)
Amortization of debt issue costs and OID	—	518	—	38	—	556
Non-cash interest and dividend expense (income)	—	8,818	(36)	(174)	—	8,608
Other non-cash items, net	47	—	(3,607)	3,189	—	(371)
Change in book overdrafts	—	—	(167)	74	—	(93)
Changes in working capital, net	7,785	(6,928)	(10,963)	(10,850)	—	(20,956)
Net cash provided by (used in) operating activities	108	(9,959)	1,759	232	—	(7,860)
Cash flows from investing activities
Purchases of property and equipment	(108)	—	(1,381)	(5,545)	—	(7,034)
Proceeds from disposition of property and equipment	—	—	10	17	—	27
Net cash used in investing activities	(108)	—	(1,371)	(5,528)	—	(7,007)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(122,662)	(387)	(685)	—	(123,734)
Proceeds from long-term debt	—	125,337	—	—	—	125,337
Net cash provided by (used in) financing activities	—	2,675	(387)	(685)	—	1,603
Effect of exchange rate on cash and cash equivalents	—	—	—	1,409	—	1,409
Net change in cash and cash equivalents	—	(7,284)	1	(4,572)	—	(11,855)
Cash and cash equivalents
Beginning of period	—	7,780	—	22,114	—	29,894
End of period	$—	$496	$1	$17,542	$—	$18,039

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars)

15.	Subsequent Events
On April 20, 2012, we completed an offering of $200,000 in aggregate principal amount of 11.0% senior notes due 2017 (the “Senior Secured Notes”), issued at 96% of their face value. The Senior Secured Notes are senior secured obligations and are guaranteed by us and certain of our domestic subsidiaries. We used the net proceeds from the Senior Secured Notes offering to repay our existing non-extended Term Loans, to pay down our Revolvers, to pay fees and expenses incurred in connection with these transactions and provide cash to the balance sheet.
On April 5, 2012, we executed the Fifth Amendment to our Senior Secured Credit Facility which became effective upon the issuance and sale of Senior Secured Notes completed on April 20, 2012 (the “Fifth Amendment”). The Fifth Amendment allowed for the issuance and sale of the Senior Secured Notes, amended certain restrictive covenants and changed the currency mix of our lenders' revolver commitments.
On April 26, 2012, SITEL Worldwide Corporation (“Sitel”) entered into extension agreements (the “Revolver Extension Agreements”) pursuant to which it extended the maturity date for $10,000 of commitments on its U.S. revolver, $1,773 of which are drawn as of April 26, 2012, and $10,000 of commitments on its Canadian revolver, $606 of which are drawn as of April 26, 2012, to January 30, 2016.
As of the date of this Quarterly Report on Form 10−Q, we have not yet completed the accounting for these transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Overview
We are one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services and back office support. The majority of our customer care services are inbound telephonic services, however we believe we are an industry leader in providing services through other communication channels, including social media, online chat, email and IVR. We serve approximately 270 clients, including over 55 Global Fortune 500® companies, across a broad range of industry end-markets, including technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare and government.
We strive to deliver value to our clients by reducing and variabilizing their operating costs, as well as increasing their revenue through improved customer satisfaction, increased retention and more effective sales and interactions. This value proposition is evidenced by our strong client relationships, with the average tenure of our top 30 clients being approximately seven years. Many of our clients seek providers who offer a complete suite of customer care services tailored to the needs of their particular end-market. Our top ten clients utilize, on average, four of our services. We believe that cross-selling additional services to existing clients provides us with a significant opportunity to grow.
We are organized geographically and have two reporting segments: (1) “Americas,” which refers to North America, Latin America and Asia Pacific and (2) “EMEA,” which refers to Europe, the Middle East and Africa. Each reporting segment performs substantially the same services for clients.
Our global and flexible operating platform is one of the industry's most geographically diverse, with services delivered in 40 languages through a network of over 120 customer contact centers and related facilities in 25 countries. We have approximately 42,000 employees based in the Americas and approximately 16,000 employees based in EMEA. Our blend of domestic, near-shore and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
We reported Revenues of $363,825 for the first three months of 2012, up 6.0%, or $20,653 from $343,172 for the same period of 2011. We believe the increase is a direct result of our focus on client satisfaction, additional investment in sales and account management, and performance improvement. Gross Margin (defined as Revenues less Costs of services divided by Revenues) for the three months ended March 31, 2012 and 2011 was 34.5% and 35.4% respectively. The decline in gross margin percentage was primarily driven by unfavorable foreign exchange movement relating to the Philippine Peso and isolated performance issues. Selling, general and administrative expenses have increased year over year due to investments in infrastructure, sales and account management, and unfavorable foreign exchange movement relating to the Philippine Peso, partially offset by favorable foreign exchange movement relating to the Euro. Selling, general and administrative expenses are in line with expectations and are helping to drive the growth in revenue. Finally, our Operating income increased 17.8% to $18,156 from $15,415. The increase in Operating income was primarily driven by the factors above combined with a decrease in restructuring costs and intangible asset amortization, partially offset by a foreign exchange loss as compared to the same period in the prior year.
Forward-Looking Statements
This report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on the beliefs and assumptions of our management regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements discuss potential risks and uncertainties; therefore, our actual future results could be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date they were made. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the SEC. See the discussion in the “Risk Factors” and “Caution Concerning Forward-Looking Statements” sections of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in such Annual Report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
We have used methodologies that are consistent from year to year in all material respects. For details concerning these critical accounting policies and estimates, please refer to the audited Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012. Any deviation from these policies or estimates could have a material impact on our Condensed Consolidated Financial Statements.
Results of Operations
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements. Results for interim periods may not be indicative of the results for the full years. The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2012		2011
	Amount	Percent of Revenues	Amount	Percent of Revenues
Statement of Operations Data:
Revenues:
Americas	$218,334		$191,717
EMEA	145,491		151,455
Total revenues	363,825		343,172
Operating expenses:
Costs of services:
Americas	135,240	61.9%	114,600	59.8%
EMEA	103,052	70.8%	107,025	70.7%
Total costs of services	238,292	65.5%	221,625	64.6%
Selling, general and administrative expenses:
Americas	58,758	26.9%	51,862	27.1%
EMEA	35,204	24.2%	36,691	24.2%
Total selling, general and administrative expenses	93,962	25.8%	88,553	25.8%
Depreciation and amortization of property and equipment	8,074	2.2%	8,630	2.5%
Amortization of intangible assets	2,156	0.6%	3,651	1.1%
Restructuring and exit charges	1,909	0.5%	7,020	2.0%
Loss (gain) on foreign currency transactions	144	—	(2,568)	(0.7)%
Impairment and loss on disposal of assets	1,152	0.3%	307	0.1%
Other (income) expense, net	(20)	—	539	0.2%
Operating income	18,156	5.0%	15,415	4.5%
Interest and other financing costs, net	17,832	4.9%	16,031	4.7%
Income (loss) before income taxes	324	0.1%	(616)	(0.2)%
Income tax provision (benefit)	1,652	0.5%	(2,566)	(0.7)%
Net (loss) income	(1,328)	(0.4)%	1,950	0.6%
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,		Dollar	Percentage
	2012	2011	Change	Change
Statement of Operations Data:
Revenues:
Americas	$218,334	$191,717	$26,617	13.9%
EMEA	145,491	151,455	(5,964)	(3.9)%
Total revenues	363,825	343,172	20,653	6.0%
Operating expenses:
Costs of services:
Americas	135,240	114,600	20,640	18.0%
EMEA	103,052	107,025	(3,973)	(3.7)%
Total costs of services	238,292	221,625	16,667	7.5%
Selling, general and administrative expenses:
Americas	58,758	51,862	6,896	13.3%
EMEA	35,204	36,691	(1,487)	(4.1)%
Total selling, general and administrative expenses	93,962	88,553	5,409	6.1%
Depreciation and amortization of property and equipment	8,074	8,630	(556)	(6.4)%
Amortization of intangible assets	2,156	3,651	(1,495)	(40.9)%
Restructuring and exit charges	1,909	7,020	(5,111)	(72.8)%
Loss (gain) on foreign currency transactions	144	(2,568)	2,712	(105.6)%
Impairment and loss on disposal of assets	1,152	307	845	275.2%
Other (income) expense, net	(20)	539	(559)	(103.7)%
Operating income	18,156	15,415	2,741	17.8%
Interest and other financing costs, net	17,832	16,031	1,801	11.2%
Income (loss) before income taxes	324	(616)	940	(152.6)%
Income tax provision (benefit)	1,652	(2,566)	4,218	(164.4)%
Net (loss) income	$(1,328)	$1,950	$(3,278)	(168.1)%
Revenues
Consolidated Revenues increased $20,653 or 6.0% to $363,825 for the three months ended March 31, 2012 as compared to $343,172 for the three months ended March 31, 2011. Revenues in the EMEA segment decreased $5,964 or 3.9% to $145,491 for the three months ended March 31, 2012 as compared to $151,455 for the three months ended March 31, 2011. In the Americas, revenues increased $26,617 or 13.9% to $218,334 for the three months ended March 31, 2012, as compared to $191,717 for the three months ended March 31, 2011.
Increases in first quarter Revenues were primarily attributable to approximately $14,100 in net growth of existing client campaigns combined with revenue from new clients of $21,400. We believe our growth from existing clients is largely driven by our focus on client satisfaction, additional investment in account management, and performance improvement. These increases were partially offset by approximately $8,500 of attrition and $6,400 of unfavorable foreign exchange translation related to the Euro.
Costs of Services
Costs of services increased $16,667 or 7.5% to $238,292 for the three months ended March 31, 2012, as compared to $221,625 for the three months ended March 31, 2011. Of the $16,667 increase, $20,640 was attributable to Americas offset by a decrease of $3,973 in the EMEA segment. Costs of services increases for the quarter were proportionately higher than the increase in Revenues in the Americas primarily due to unfavorable foreign exchange movement related to the weakening of the United States Dollar against the Philippine Peso and isolated performance issues in Latin America.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

As a result, our Costs of services for the three months ended March 31, 2012 were 65.5% of revenues, a 0.9 percentage point increase from the three months ended March 31, 2011.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased $5,409 or 6.1% to $93,962 for the three months ended March 31, 2012 as compared to $88,553 for the three months ended March 31, 2011.
The EMEA segment reported a 4.1% decrease in SG&A of $1,487 from $36,691 for the three months ended March 31, 2011 to $35,204 for the three months ended March 31, 2012 which primarily related to the impact of foreign exchange rate fluctuations related to the Euro. In addition, SG&A expense in the Americas increased $6,896 or 13.3% from $51,862 to $58,758 for the three months ended March 31, 2011 and March 31, 2012, respectively. The increase was primarily driven by a combination of infrastructure investments initiated during 2011 in capacity and sales and account management, and unfavorable foreign exchange movement related to the weakening of the United States Dollar against the Philippine Peso.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment decreased $556 or 6.4% to $8,074 for the three months ended March 31, 2012 as compared to $8,630 for the three months ended March 31, 2011. The decrease in Depreciation and amortization of property and equipment occurred mainly in the Americas and was primarily the result of assets becoming fully depreciated. We expect capital expenditures for fiscal year 2012 to be consistent with 2011.
Restructuring and Exit Charges
The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company's operations in order to align resources to support growth, and shift the geographic mix of some of the Company's resources.
Restructuring and exit charges decreased $5,111 to $1,909 for the three months ended March 31, 2012 as compared to $7,020 for the three months ended March 31, 2011. Restructuring charges for the quarter included severance costs of $1,404 and site closure costs totaling $505, which are primarily ongoing lease and other contractual obligations.
During the three months ended March 31, 2012, no sites were closed or consolidated and 109 positions were eliminated resulting in total restructuring charges of $877 and estimated annualized savings of $3,993. Total expected costs relating to restructuring activities already initiated in 2012 are $4,244, and such activities are expected to be completed by the end of 2012. The remaining accrual for severance-related activities of $283 and the remaining accrual for facility exit costs of $30 are expected to be paid during the remainder of the current fiscal year.
During the three months ended March 31, 2012, we recognized expense of $1,032 relating to restructuring activities initiated in 2011. These activities are expected to be completed by the end of 2016 as the related leases expire, and no additional significant costs are expected to be incurred. The remaining accrual for severance-related activities of $4,112 is expected to be paid by the end of 2012, and the remaining accrual for facility exit costs of $4,929 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
Loss (gain) on Foreign Currency Transactions
We recognized a loss on foreign currency transactions in the amount of $144 for the three months ended March 31, 2012 as compared to a gain of $2,568 for the three months ended March 31, 2011.
Impairment and Loss on Disposal of Assets
Impairment and loss on disposal of assets increased to $1,152 for the three months ended March 31, 2012 compared to $307 for the three months ended March 31, 2011. The increase primarily relates to an impairment charge of $1,135 recognized on certain of the Company's annuity contracts located in the Americas during the first quarter of 2012.
Other (Income) Expense, net

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

We recognized other net income in the amount of $20 for the three months ended March 31, 2012 as compared to other net expense of $539 for the three months ended March 31, 2011.
Interest and Financing Costs
Interest and other financing costs increased $1,801 or 11.2% to $17,832 for the three months ended March 31, 2012 as compared to $16,031 for the three months ended March 31, 2011. Increases in Interest and financing costs were primarily attributable to higher outstanding revolver levels and a decrease in the mark to market gain related to the interest rate swap, partially offset by a lower interest rate associated with the amended interest rate swap.
Income Tax Provision (Benefit)
Our provision for income taxes increased from a tax benefit of $2,566 for the three months ended March 31, 2011 to tax expense of $1,652 for the three months ended March 31, 2012. The increase in tax expense resulted primarily from the release of valuation allowance on the deferred tax assets of our Australian subsidiary during the first quarter of 2011, which resulted in a discrete benefit of $6,132, while for the three months ended March 31, 2012, the Company recognized lower discrete benefits resulting from a release of tax reserves related to certain foreign income tax matters of $848 and the favorable impact of tax treaties of $814.
Management will continue to assess the Company’s ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such targets can be achieved and sustained throughout 2012, the Company may release all or a portion of the remaining valuation allowances with respect to these operations. Such release would result in a benefit to the income tax rate and net income in the period of release.
Client Concentration
Our ten largest clients represented approximately 37.4% of our revenues for the three months ended March 31, 2012, a decrease from 37.8% for the comparable period in 2011. No client accounted for more than 10% of our total revenues during these periods.
Liquidity and Capital Resources
We manage a centralized global treasury function in the United States with a particular focus on concentrating and safeguarding our global cash and cash equivalent reserves. While we generally prefer to hold U.S. dollars, we maintain adequate cash in the functional currency of our foreign subsidiaries to support local operating costs. We protect our cash reserves by maintaining sound cash management practices, relationships with reputable banking partners and highly liquid investments. We continuously review our assertion for indefinitely reinvested earnings in line with our global cash strategy. Based on forecasted cash needs, no changes to our assertion are necessary at this time.
Our principal sources of liquidity have been cash provided by operating activities, borrowings under our Senior Secured Credit Facility and proceeds from our issuance of our Senior Notes and equity. We expect that these along with the liquidity provided by our Senior Secured Notes will continue to be our principal sources of cash in the future. Our principal uses of cash have included debt service, capital expenditures and the financing of working capital. We expect that these will continue to be our principal uses of cash in the future. We anticipate an increase in interest expense due to the recent amendment of our Senior Secured Credit Facility and the issuance of our Senior Secured Notes.
In April 2012, we issued $200,000 in aggregate principal amount of 11% Senior Secured Notes due 2017, at an issue price equal to 96% of their face value. We used the net proceeds from the issuance and sale of our Senior Secured Notes to: (1) prepay the amounts outstanding under the non-extended term loans, (2) pay off the amounts outstanding under the revolvers, as of April 20, 2012; and (3) fund transaction fees and expenses. The remaining proceeds were retained as cash on the balance sheet. Additionally, in April 2012 we extended $20,000 of our revolvers which brings our total extended revolver balance due January 2016 to $51,250.
Subject to a decline in our operating performance (which would adversely affect the availability of funds), we believe that cash generated from operations, existing cash balances, and borrowings under our Senior Secured Credit Facility or other

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

financing arrangements including the recent issuance of our Senior Secured Notes will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt servicing payments.
The amount of capital required over the next 12 months will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets or to develop new customer contact centers. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing or reduce certain capital and other expenditures.
We expect our operations to continue to require capital expenditures consistent with 2011 to support the growth of our business. Historically, equipment purchases have been financed through cash generated from operations, our Senior Secured Credit Facility and Senior Notes, and our ability to acquire equipment through operating and capital lease obligations with various equipment vendors and lending institutions.
Cash Flows
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Three Months Ended March 31,		(Decrease) to
			Net Cash Flow
	2012	2011	Amount
Cash provided by (used in):
Operating activities	$20,658	$(7,860)	$28,518
Investing activities	(3,835)	(7,007)	(3,172)
Financing activities	(19,753)	1,603	(21,356)

 Operating Activities.    We generated cash from operations of $20,658 for the three months ended March 31, 2012 compared to cash used in operations of $7,860 for the comparable period in 2011. The $28,518 increase in cash flows from operations was primarily driven by an increase in Revenues and favorable movement in working capital. The change in working capital was primarily driven by Accounts Receivable remaining consistent during the three months ended March 31, 2012 as compared to an increase for the comparable period in 2011. This change was partially offset by a reduction in days payable outstanding at March 31, 2012 as compared to March 31, 2011.
Investing Activities.    We used cash in investing activities of $3,835 during the three months ended March 31, 2012 compared to $7,007 during the comparable period in 2011. The $3,172 decrease in cash used in investing activities was primarily driven by a decline in property and equipment purchases during the first quarter of 2012, as compared to the first quarter of 2011.
Financing Activities.    We used cash in financing activities of $19,753 during the three months ended March 31, 2012 compared to cash generated from financing activities of $1,603 during the comparable period in 2011. The $21,356 decrease in financing proceeds was primarily driven by pay down of our Revolvers during the three months ended March 31, 2012.
Cash Position, Working Capital and Indebtedness
As of March 31, 2012, our total Cash and cash equivalents were $16,894 and we had total indebtedness of approximately $685,733. Working capital (defined as current assets (excluding Cash and cash equivalents) less current liabilities (excluding current portion of long-term debt)) was $101,332 at March 31, 2012, compared to $107,482 at December 31, 2011, a decrease of $6,150.
Contractual Obligations and Commercial Commitments
Senior Secured Notes

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

On April 20, 2012, SITEL, LLC and SITEL Finance Corp. (together with SITEL, LLC, the “Issuers”) completed the issuance of $200 million in aggregate principal amount of 11% Senior Secured Notes due 2017 (the “Senior Secured Notes”), at an issue price equal to 96% of their face value. The Senior Secured Notes mature on August 1, 2017 and bear interest at a rate of 11% per annum, payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2012.
The Company may redeem the Senior Secured Notes at its option, in whole or part, at any time prior to August 1, 2014, at a price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to the redemption date and plus an applicable premium. The Company may redeem the Senior Secured Notes, in whole or in part, on or after August 1, 2014, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date. At any time on or before August 1 2014, the Company may choose to redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.
The Indenture governing the Senior Secured Notes contains customary covenants and restrictions that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; (iii) enter into agreements that restrict distributions from restricted subsidiaries; (iv) sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; (v) enter into transactions with affiliates; (vi) create or incur liens; and (vii) merge, consolidate or sell substantially all of the Company’s assets. The Indenture also provides for customary events of default.
Senior Notes
On March 18, 2010, SITEL, LLC and Sitel Finance Corp. issued the 11.5% Senior Notes due April 1, 2018 having an aggregate principal amount of $300,000 with an original issuance discount of $7,600. The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company and its domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.50% annually, and is payable semi-annually in arrears on April 1 and October 1. Proceeds from the Senior Notes offering were used to pay down approximately $231,600 of the Term Loans and 100% of the outstanding balance on the Revolvers, both of which are discussed further below.
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
The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of SITEL, LLC, Sitel Finance Corp. and SITEL, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of SITEL, LLC's assets. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both Standard & Poor's Rating Services and Moody's Investor Service, Inc. and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated.
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

(in thousands of U.S. dollars, except share and per share data)

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
As of March 31, 2012, we had an aggregate of $384,838 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $354,658 of Term Loans and $30,180 of Revolvers. Our Term Loans consisted of $286,739 outstanding on the U.S. term loan, $40,020 outstanding on the Euro term loan, and $27,899 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $961 as of that date. As of March 31, 2012, we had $53,859 available for additional borrowings under our Revolvers.
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
Fourth Amendment
During the second quarter of 2011, we entered into the fourth amendment to the Senior Secured Credit Facility (the "Fourth Amendment") to, among other things, allow flexibility to refinance or prepay the non-extended portions of the Term Loans prior to the extended portions, and to refinance, extend or replace the Revolvers and Term Loans; and modify our leverage covenant and interest coverage covenant.
Fifth Amendment
In April 2012, we entered into the fifth amendment to the Senior Secured Credit Facility (the "Fifth Amendment") which allowed for the issuance and sale of the Senior Secured Notes, modified our leverage covenant and interest coverage covenant and changed the currency mix of our lenders' revolver commitments.

Interest
As of March 31, 2012, the non-extended Term Loans mature in January 2014. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.30% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the non-extended Term Loans is based, at our option, on floating LIBOR plus the applicable margin of 5.50%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75% or the higher of (i) the federal funds rate plus 0.50% or (ii) the banks' prime rate, plus the applicable margin of 5.75%. Interest on the extended

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

portion of the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the extended portion of the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for the notional amount of $350,000 against our Term Loans that was based on a rate of 4.91% versus three month LIBOR for the first nine months of 2011. In November 2011, we amended our interest rate swap agreement to reduce the rate to 2.315% effective September 30, 2011, and to reduce the notional amount to $175,000 as of March 31, 2012.
As of March 31, 2012, the non-extended Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended Canadian revolver is based on the Banker's Acceptance Rate plus the applicable margin of 4.50%. Interest on the non-extended U.K. revolver is based on LIBOR plus the applicable margin of 5.50%. Interest on the non-extended U.S. revolver is based on the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the extended portion of the U.K. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75% or EURIBOR plus the applicable margin of 6.75%.
At March 31, 2012, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.65%. At March 31, 2012, the weighted average rate on the Revolvers was 7.68%. Specified interest rates for the Euro term loan and Canadian term loan are as described in the Senior Secured Credit Facility.
Covenants
We are required under the terms of the Senior Secured Credit Facility to maintain certain financial covenants. Specifically, the Senior Secured Credit Facility requires us to comply with the following financial covenants on a quarterly and annual basis:
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of March 31, 2012. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout 2012.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At March 31, 2012, the future lease commitments relating to our operating leases were $149,383. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through October 30, 2012, and are renewed as required. The outstanding commitment on these obligations at March 31, 2012 was $961.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012. As of March 31, 2012, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 31, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
For a detailed discussion of the risks and uncertainties associated with our business see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012. Except as set forth below, there have been no material changes to these risk factors since that report.
We are exposed to exchange rate fluctuations in the international markets in which we operate. A movement in the value of any of these currencies relative to the U.S. dollar could reduce profits from certain client contracts that may be adversely impacted by foreign currency risk.
We conduct operations in many areas of the world involving transactions denominated in a variety of functional currencies, which are other than our reporting currency. We are subject to currency exchange rate risk to the extent that our costs may be denominated in currencies other than those in which we earn and report revenues and vice versa. As a consequence, movements in exchange rates could cause our expenses to fluctuate, affecting our profitability and cash flows. In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and our various functional currencies have had, and will continue to have, an impact on our earnings.
We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our results of operations and financial condition in any given period.
Our reporting currency is the U.S. dollar. Gains and losses from the re-measurement of assets and liabilities that are receivable or payable in a currency other than functional currency are included in the consolidated statements of operations. The re-measurement has caused the U.S. dollar value of our international results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our international results of operations will continue to vary with exchange rate fluctuations.
A fluctuation in the value of any of these currencies relative to the U.S. dollar could reduce our profits from non-U.S. operations and the translated value of the net assets of our non-U.S. operations when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.
We anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. As a result, to the extent we expand geographically, we expect that increasing portions of our revenues, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations.
Although we have historically entered into hedging transactions to reduce our exposure to this type of currency exchange risk with respect to certain, but not all, currency pairings, such transactions typically cover only 12 to 18 months forward and as such cannot eliminate all of the risks or potential negative impact on earnings or net assets associated with currency fluctuations, and there is no assurance we will hedge, or be able to hedge, these risks in the future. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.
 Some of our employees are affiliated with organized labor groups, and we could face work disruptions due to strikes, slowdowns or other labor disputes.
Some of our employees are affiliated with organized labor groups, such as works councils and unions. Most of our employees affiliated with organized labor groups are located in EMEA or Latin American countries. Although our management believes that our relationship with our union employees is good, we cannot ensure that we will never experience a labor disruption. Such disruptions could occur in response to our actions but could also be due to the actions of other union employers. Significant labor disruptions could adversely affect our ability to provide acceptable levels of service to our customers, which could result in customer dissatisfaction and a loss of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 6. EXHIBITS

a)	Exhibits

Exhibit
Number
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEL Worldwide Corporation

Date:	May 4, 2012	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Global Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)