Form 10-Q
period 2012-06-30
SITEL Worldwide Corp
filed 2012-08-08
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 1000
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	July 31, 2012
Class A, $0.01 par value	29,635,613
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	6,751,263

 TABLE OF CONTENTS

Item		Page No.
PART I	Financial Information	4
1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	4
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011	6
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2011, six months ended December 31, 2011, and six months ended June 30, 2012	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	11
	Notes to Condensed Consolidated Financial Statements	12
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
3.	Quantitative and Qualitative Disclosures About Market Risk	51
4.	Controls and Procedures	51

PART II	Other Information	52
1.	Legal Proceedings	52
1A.	Risk Factors	52
2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
6.	Exhibits	53
	Signature	54

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$23,385	$19,337
Accounts receivable (net of allowance for doubtful accounts of $2,828 and $3,129, respectively)	237,189	247,292
Prepaids and other current assets	65,629	61,364
Total current assets	326,203	327,993
Property and equipment, net	96,063	100,468
Goodwill	117,715	117,710
Other intangible assets, net	46,171	49,965
Deferred income taxes	14,541	17,156
Other noncurrent assets	38,951	35,912
Total assets	$639,644	$649,204
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$24,453	$24,556
Accrued payroll and benefits	79,269	73,437
Accrued liabilities and other	86,508	99,974
Income taxes payable	1,981	2,921
Current portion of capital lease obligations	3,393	3,571
Total current liabilities	195,604	204,459
Long-term debt	709,731	692,840
Capital lease obligations	2,704	4,373
Deferred income taxes	9,920	10,283
Other noncurrent liabilities	60,142	61,931
Total liabilities	978,101	973,886

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	June 30, 2012	December 31, 2011
Commitments and contingencies (see Note 10)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 48,244 shares issued and outstanding at June 30, 2012 and December 31, 2011	68,031	64,292
Series C, $0.01 par value; 30,983 shares issued and outstanding at June 30, 2012 and December 31, 2011	48,651	44,641
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at June 30, 2012 and December 31, 2011	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 32,049,492 shares (including 1,779,975 restricted shares) and 31,977,536 shares (including 1,810,475 restricted shares) issued at June 30, 2012 and December 31, 2011, respectively; 29,584,385 shares and 29,512,429 shares outstanding at June 30, 2012 and December 31, 2011, respectively	303	302
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at June 30, 2012 and December 31, 2011	882	882
Class C, $0.01 par value; 6,751,263 shares issued and outstanding at June 30, 2012 and December 31, 2011	68	68
Additional paid-in capital	369,004	376,629
Accumulated deficit	(783,888)	(765,508)
Accumulated other comprehensive loss	(33,846)	(38,326)
Stock subscriptions receivable	(1,852)	(1,852)
Treasury shares, at cost	(8,475)	(8,475)
Total stockholders’ deficit	(455,139)	(433,615)
Total liabilities and stockholders’ deficit	$639,644	$649,204
See accompanying notes to the condensed consolidated financial statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$347,066	$349,554	$710,891	$692,726
Operating expenses
Costs of services*	227,832	230,209	466,124	451,834
Selling, general, and administrative expenses*	92,005	90,629	185,967	179,182
Depreciation and amortization of property and equipment	8,387	8,845	16,461	17,475
Amortization of intangible assets	1,638	3,208	3,794	6,859
Restructuring and exit charges	3,503	2,265	5,412	9,285
Loss (gain) on foreign currency transactions	4,674	(280)	4,818	(2,848)
Impairment and (gain) loss on disposal of assets	(161)	68	991	375
Other (income) expense, net	(60)	231	(80)	770
Operating income	9,248	14,379	27,404	29,794
Interest and other financing costs, net	23,795	16,701	41,627	32,732
Loss before income taxes	(14,547)	(2,322)	(14,223)	(2,938)
Income tax provision	2,505	3,003	4,157	437
Net loss	(17,052)	(5,325)	(18,380)	(3,375)
Other comprehensive loss
Foreign currency translation adjustments	(3,651)	267	(87)	1,650
Unrealized gain (loss) on derivative valuation, net of tax of $0	348	(2,191)	4,792	(4,150)
Unrecognized pension (loss) gain, net of tax of $0	(111)	17	(225)	35
Comprehensive loss	$(20,466)	$(7,232)	$(13,900)	$(5,840)
* Exclusive of Depreciation and amortization of property and equipment
See accompanying notes to the condensed consolidated financial statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at January 1, 2011	31,174,824	88,281,647	6,751,263	$301	$882	$68	$391,297	$(733,723)	$(341,175)
Restricted shares granted	750,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(29,000)	—	—	—	—	—	—	—	—
Non-cash stock granted	64,766	—	—	—	—	—	93	—	93
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(7,024)	—	(7,024)
Unrecognized pension gain, net of tax	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of tax	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(3,375)	(3,375)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at June 30, 2011	31,960,590	88,281,647	6,751,263	$301	$882	$68	$384,366	$(737,098)	$(351,481)
Restricted shares forfeited	(44,500)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(498)	—	(498)
Non-cash stock granted	49,348	—	—	1	—	—	109	—	110
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(7,348)	—	(7,348)
Unrecognized pension gain, net of tax	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of tax	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(28,410)	(28,410)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at December 31, 2011	31,965,438	88,281,647	6,751,263	$302	$882	$68	$376,629	$(765,508)	$(387,627)

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1 (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2011	31,965,438	88,281,647	6,751,263	$302	$882	$68	$376,629	$(765,508)	$(387,627)
Restricted shares forfeited	(30,500)	—	—	—	—	—	—	—	—
Non-cash stock granted	114,554	—	—	1	—	—	124	—	125
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(7,749)	—	(7,749)
Unrecognized pension loss, net of tax	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative, net of tax	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(18,380)	(18,380)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at June 30, 2012	32,049,492	88,281,647	6,751,263	$303	$882	$68	$369,004	$(783,888)	$(413,631)
See accompanying notes to the condensed consolidated financial statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at January 1, 2011	$(341,175)	$(21,115)	$766	$660	$2,665	$(2,653)	2,293,769	$(8,170)	$(369,022)
Restricted shares granted	—	—	—	—	—	—	—	—	—
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Non-cash stock granted	93	—	—	—	—	—	—	—	93
Preferred B and C stock accretion and BCF	(7,024)	—	—	—	—	—	—	—	(7,024)
Unrecognized pension gain, net of tax	—	—	35	—	—	—	—	—	35
Unrealized loss on derivative, net of tax	—	—	—	(4,150)	—	—	—	—	(4,150)
Net loss	(3,375)	—	—	—	—	—	—	—	(3,375)
Foreign currency translation adjustment	—	1,650	—	—	—	—	—	—	1,650
Balances at June 30, 2011	$(351,481)	$(19,465)	$801	$(3,490)	$2,665	$(2,653)	2,293,769	$(8,170)	$(381,793)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	801	—	—	801
Purchase of treasury stock	(498)	—	—	—	—	—	171,338	(305)	(803)
Non-cash stock granted	110	—	—	—	—	—	—	—	110
Preferred B and C stock accretion and BCF	(7,348)	—	—	—	—	—	—	—	(7,348)
Unrecognized pension gain, net of tax	—	—	717	—	—	—	—	—	717
Unrealized loss on derivative, net of tax	—	—	—	(7,263)	—	—	—	—	(7,263)
Net loss	(28,410)	—	—	—	—	—	—	—	(28,410)
Foreign currency translation adjustment	—	(9,626)	—	—	—	—	—	—	(9,626)
Balances at December 31, 2011	$(387,627)	$(29,091)	$1,518	$(10,753)	$2,665	$(1,852)	2,465,107	$(8,475)	$(433,615)

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2 (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2011	$(387,627)	$(29,091)	$1,518	$(10,753)	$2,665	$(1,852)	2,465,107	$(8,475)	$(433,615)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Non-cash stock granted	125	—	—	—	—	—	—	—	125
Preferred B and C stock accretion and BCF	(7,749)	—	—	—	—	—	—	—	(7,749)
Unrecognized pension loss, net of tax	—	—	(225)	—	—	—	—	—	(225)
Unrealized gain on derivative, net of tax	—	—	—	4,792	—	—	—	—	4,792
Net loss	(18,380)	—	—	—	—	—	—	—	(18,380)
Foreign currency translation adjustment	—	(87)	—	—	—	—	—	—	(87)
Balances at June 30, 2012	$(413,631)	$(29,178)	$1,293	$(5,961)	$2,665	$(1,852)	2,465,107	$(8,475)	$(455,139)
See accompanying notes to the condensed consolidated financial statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(18,380)	$(3,375)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	20,255	24,334
Deferred income taxes	2,380	(4,950)
Non-cash derivative activity	2,620	686
Amortization of debt issue costs and OID	1,684	1,198
Impairment of long-term assets	1,135	—
Non-cash interest expense	2,710	510
Other non-cash items, net	(2,108)	(132)
Change in book overdrafts	(3,306)	4,996
Changes in working capital, net	1,222	(24,799)
Net cash provided by (used in) operating activities	8,212	(1,532)
Cash flows from investing activities
Purchases of property and equipment	(8,774)	(14,602)
Proceeds from disposition of property and equipment	262	28
Net cash used in investing activities	(8,512)	(14,574)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(446,640)	(240,475)
Proceeds from long-term debt	268,502	245,918
Proceeds from issuance of Senior Secured Notes	192,000	—
Payment of interest rate swap, net	(2,352)	—
Payments of debt issue costs	(6,790)	(1,896)
Net cash provided by financing activities	4,720	3,547
Effect of exchange rate on cash and cash equivalents	(372)	1,471
Net change in cash and cash equivalents	4,048	(11,088)
Cash and cash equivalents:
Beginning of period	19,337	29,894
End of period	$23,385	$18,806
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
There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.

Out of Period Adjustment
During the first quarter of 2012, we identified a prior period accounting error related to the ineffective portion of certain foreign currency hedging instruments. The error was not material to prior years' financial statements and is not expected to be material to the 2012 results. Therefore, we recorded the error correction in the quarter ended March 31, 2012, which decreased income before taxes and increased net loss by approximately $517 for the first quarter of 2012 and the six months ended June 30, 2012.

2.	Property and Equipment
The composition of property and equipment is as follows:

	June 30, 2012	December 31, 2011
Land	$3,554	$3,554
Buildings and improvements	29,197	28,770
Leasehold improvements	66,032	63,042
Computer software	42,347	40,681
Equipment	154,952	151,389
Furniture and fixtures	28,725	28,107
Total original cost	324,807	315,543
Less: Accumulated depreciation and amortization	(237,797)	(225,964)
Net, excluding construction in progress	87,010	89,579
Construction in progress	9,053	10,889
Property and equipment, net	$96,063	$100,468

Depreciation expense was $8,387 and $16,461 for the three and six months ended June 30, 2012, respectively, compared to $8,845 and $17,475, respectively, for the same periods in 2011. There were $12,695 of additions, $111 of disposals, and $(528) of foreign currency translation during the six months ended June 30, 2012.

3.	Goodwill and Other Intangible Assets
There was a $5 increase in the carrying amount of Goodwill for the six month period ended June 30, 2012 related to foreign currency translation.
The following table presents our Other intangible assets as of June 30, 2012:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$89,686	$(78,679)	$(856)	$10,151
Trademark and trade name	40,200	(4,180)	—	36,020
	$129,886	$(82,859)	$(856)	$46,171

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
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense for the three and six months ended June 30, 2012 was $1,638 and $3,794 , respectively, compared to $3,208 and $6,859, respectively, for the same periods in 2011. Amortization is estimated to be approximately $6,803 for the year ended December 31, 2012.

4.	Restructuring and Exit Activities
The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company's operations in order to align resources to support growth, and shift the geographic mix of some of the Company's resources. Total expected costs relating to restructuring activities already initiated as of June 30, 2012 are $8,225. For these activities, the remaining accruals of $1,474 related to severance and $27 related to facility exit costs are expected to be paid during the remainder of the current fiscal year. For restructuring activities initiated in 2011, the remaining accrual for severance-related activities of $1,426 is expected to be paid by the end of 2012, and the remaining accrual for facility exit costs of $4,002 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.

The liability for restructuring activity initiated in 2012 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2011	$—	$—	$—
Costs accrued (offset was to expense)	3,644	100	3,744
Cash payments	(2,122)	(73)	(2,195)
Foreign exchange and other	(48)	—	(48)
June 30, 2012	$1,474	$27	$1,501
Current portion of restructuring included in Accrued liabilities and other	$1,474	$27	$1,501
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$—	$—

Activity not reflected within the restructuring liability:
Costs expensed	$158	$11	$169
Cash payments	$(136)	$(11)	$(147)

Restructuring expense during the three and six months ended June 30, 2012 for activities initiated in 2012 was $2,482 and $3,074, respectively, for EMEA and $554 and $839, respectively, for the Americas.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activity initiated in 2011 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2011	$7,178	$5,282	$12,460
Costs accrued (offset was to expense)	790	632	1,422
Cash payments	(6,580)	(2,064)	(8,644)
Foreign exchange and other	38	152	190
June 30, 2012	$1,426	$4,002	$5,428
Current portion of restructuring included in Accrued liabilities and other	$1,426	$1,226	$2,652
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$2,776	$2,776

Activity not reflected within the restructuring liability:
Costs expensed	$60	$17	$77
Cash payments	$(331)	$(17)	$(348)
Restructuring expense during the three and six months ended June 30, 2012 for activities initiated in 2011 was $161 and $1,089, respectively, for EMEA and was $306 and $410, respectively, for the Americas. Cumulative restructuring costs related to such activities are $16,220 as of June 30, 2012, of which $10,629 relates to EMEA and $5,591 relates to the Americas.
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

		Facility
		Exit and
	Severance	Other	Total
December 31, 2011	$187	$206	$393
Costs accrued (offset was to expense)	—	—	—
Cash payments	(53)	—	(53)
Foreign exchange	(16)	(1)	(17)
June 30, 2012	$118	$205	$323
The remaining accrual for all restructuring and exit activities related to the purchase price allocation is recorded as $323 in Accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheet.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

5.	Long‑Term Debt
The composition of Long‑term debt is as follows:

	June 30, 2012	December 31, 2011
Senior Notes	$293,851	$293,489
Senior Secured Notes	192,217	—
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	—	20,100
Canadian revolver	—	5,668
U.K. revolver	—	20,828
Term Loans:
U.S. dollar term loan	177,973	286,740
Euro term loan	27,436	38,932
British pound sterling term loan	18,254	27,083
Total debt	709,731	692,840
Less: Debt maturing within one year	—	—
Total long-term debt	$709,731	$692,840
Senior Secured Notes
On April 20, 2012, SITEL, LLC and Sitel Finance Corp. (the “Issuers”) issued in a private placement, 11% senior secured notes ("Senior Secured Notes") due 2017 having an aggregate principal amount of $200,000 with an original discount of $8,000. The Senior Secured Notes are guaranteed by the Company and its domestic subsidiaries and will mature on April 1, 2017. Interest accrues on the Senior Secured Notes at a rate of 11% annually and is payable semi-annually on February 1 and August 1. The Senior Secured Notes are secured by interests granted on a substantial portion of our worldwide assets. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the Senior Secured Notes.
Senior Notes
On March 18, 2010, the Issuers issued in a private placement, 11.50% senior notes due 2018 (the “Senior Notes”) having an aggregate principal amount of $300,000 with an original issue discount of $7,638. The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company and its domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.50% annually and is payable semi-annually in arrears on April 1 and October 1. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the Senior Notes.
Both the Senior Secured Notes and the Senior Notes contain customary covenants and restrictions on the activities of SITEL, LLC, Sitel Finance Corp. and SITEL, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of SITEL, LLC's assets.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

During the second quarter of 2012, the Senior Secured Credit Facility was amended to, among other things, allow for the issuance and sale of the Senior Secured Notes, flexibility to prepay the amounts outstanding under the non-extended term loans, refinance, extend or replace the Revolvers; modified our leverage covenant and interest coverage covenant ratios. As part of this amendment, we also modified the currency mix on the revolver commitments to consist only of U.S. Dollar and Canadian Dollar amounts and terminated the British Pound Sterling revolver commitment. Additionally during the second quarter of 2012, extension of certain remaining tranches of our Revolvers in exchange for paying an increased interest rate resulted in the following tranches of our Senior Secured Credit Facility:

	Tranche	Rate			Maturity Date
Revolvers:
U.S. revolver:
Extended	$51,250	LIBOR	+	6.75%	January 30, 2016
Non-extended	$23,750	LIBOR	+	5.50%	January 30, 2013
Canadian revolver	$10,000	BA Rate	+	6.75%	January 30, 2016
Term Loans:
U.S. dollar term loan	$177,973	LIBOR	+	6.75%	January 30, 2017
Euro term loan	€21,928	EURIBOR	+	6.75%	January 30, 2017
British pound sterling term loan	£11,723	LIBOR	+	6.75%	January 30, 2017
The Term Loans mature in January 2017. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%.
The non-extended Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 5.50%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%. At June 30, 2012 and December 31, 2011, we had $83,859 and $37,460 available under the Revolvers.
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
During the second quarter of 2012, a portion of the proceeds received from the issuance of the Senior Secured Notes were used to prepay the outstanding balances on the non-extended term loans, which were due in January 2014.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Future maturities of the Company's outstanding long-term debt as of June 30, 2012 are summarized as follows:

2012	$—
2013	—
2014	—
2015	—
2016	—
2017 and thereafter	723,663
Total debt payments	723,663
Less amount representing unamortized debt discount	(13,932)
Total debt balance at June 30, 2012	$709,731

6.	Redeemable Preferred Stock
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
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of the Board of Directors, accounting guidance requires the Company to account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. The Company has determined that the value is immaterial as of June 30, 2012 and December 31, 2011, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series C Preferred Stock
On December 10, 2008, the Company authorized the issuance of 125,000 shares of Series C Preferred Stock. At June 30, 2012 and December 31, 2011, the number of shares of Series C Preferred Stock issued and outstanding was 30,983.
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
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at June 30, 2012 and December 31, 2011 of $48,651 and $44,641, respectively, is net of deferred financing costs of $249 and $269, respectively, and the BCF of $3,631 and $3,720, respectively. The Series C Preferred Stock ranks senior to each other class of the Company's stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Series B Preferred Stock
On April 3, 2008, the Company authorized the issuance of 125,000 shares of Series B Preferred Stock. At June 30, 2012 and December 31, 2011, the number of shares of Series B Preferred Stock issued and outstanding was 48,244.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at June 30, 2012 and December 31, 2011 of $68,031 and $64,292, respectively, is net of deferred financing costs of $427 and $462, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors.

7.	Stock-Based Compensation
The Company’s operating results for the three and six months ended June 30, 2012 included stock-based compensation expense for issued stock grants of $63 and $125, respectively, compared to $47 and $94, respectively, for the same periods in 2011. A summary of the activity for the plans is included below.
Stock Option Plan
A summary of nonqualified and incentive stock option activity for the six months ended June 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term (in	Intrinsic
	Shares	Share	Years)	Value
Options outstanding at December 31, 2011	21,200	$3.44
Exercised	—	—
Forfeited	(6,200)	3.45
Options outstanding at June 30, 2012	15,000	$3.43	1.36	—
Exercisable at June 30, 2012	15,000	$3.43	1.36	—
Restricted Stock and Restricted Stock Unit Plans
A summary of restricted stock activity is set forth below:

Restricted Stock Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2011	1,810,475	$5,161
Granted	—	—
Vested	—	—
Forfeited	(30,500)	(94)
Unvested at June 30, 2012	1,779,975	$5,067

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

A summary of restricted stock unit activity is set forth below:

Restricted Stock Unit Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2011	1,871,500	$4,881
Granted	25,000	31
Vested	—	—
Forfeited	(113,500)	(310)
Unvested at June 30, 2012	1,783,000	$4,602

As of June 30, 2012, there was approximately $7,925 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize that cost over a period of two and three years for restricted shares and restricted stock units, respectively, following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our individual employee restricted stock and restricted stock unit grant plans and agreements.
Deferred Compensation Plan
As of June 30, 2012 and December 31, 2011, $43 and $11, respectively, is recorded in Other noncurrent liabilities for the phantom stock units associated with the deferred compensation plan. Compensation expense of $32 was recorded for the six months ended June 30, 2012 based on the stock price at the end of the applicable period. No such income was recognized during the three months ended June 30, 2012.

8.	Income Taxes
The effective tax rate of (29.23)% for the six months ended June 30, 2012 differs from the effective tax rate of (14.87)% for the same period of 2011 as the second quarter of 2011 includes the impact of the release of a valuation allowance on the deferred tax assets of our Australian subsidiary, resulting in a benefit of $6,132, while the second quarter of 2012 includes a greater benefit resulting from the release of tax reserves related to certain foreign income tax matters of $1,020 and the favorable impact of tax treaties of $1,282 when compared to the six months ended June 30, 2011. At June 30, 2012, the Company has recognized tax expense on a consolidated book loss because it recognizes tax expense in certain profitable jurisdictions which cannot be offset by tax benefit in loss jurisdictions due to the existence of valuation allowance in these jurisdictions.
The Company’s gross unrecognized tax benefits (excluding interest and penalties) were $37,821 and $37,921 at June 30, 2012 and December 31, 2011, respectively. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $38,151. The Company believes that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $3,200 as a result of statute expirations or final resolution.

9.	Employee Benefits and Compensation
The Company has defined benefit pension plans covering certain employees outside of the U.S. These plans are administered by a third party and include limited activity. The components of the net pension liability of $3,626 and $3,357 at June 30, 2012 and December 31, 2011, respectively are included in Other noncurrent liabilities and Other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Net periodic pension cost consisted of the following:

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$127	$174	$255	$334
Interest cost	82	39	164	78
Other	(195)	18	(365)	36
Net periodic pension cost	$14	$231	$54	$448

The Company also sponsors various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans amounted to $97 and $178, respectively, for the three and six months ended June 30, 2012, compared to $104 and $190, respectively, for the same periods of 2011.

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
On July 21, 2009, one of our former clients filed an action against us in United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleges that we failed to maintain certain call recordings on behalf of such client and seeks actual damages or, in the alternative, “liquidated” damages in the amount of $33,500. Our insurance carrier has indicated that actual damages likely would be covered, but has thus far denied coverage of the claimed "liquidated damages". On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid fees for services rendered by us. Discovery has been delayed due to the pendency of various discovery disputes. Final discovery is expected to commence shortly. No trial date has been set by the court. Because of the limited discovery provided to us thus far by the plaintiff and due to the fact that the resolution of this matter depends in large part on a determination of whether the “liquidated damages” provision asserted by the plaintiff is enforceable and the resolution of coverage issues with our insurer, we are unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. In the event the provision is deemed unenforceable as a matter of law, we would plan to further prosecute our counterclaim for the approximately $1,202 owed to us by the plaintiff. In the event the provision is found to be enforceable as a matter of law or otherwise, the court could award damages of $33,500 against us. In March 2012, we filed a declaratory judgment action against our insurance company in the United States District Court for the Middle District of Tennessee seeking a declaration of our rights under the applicable policy of insurance. That matter remains pending. No reserve has been recorded as of June 30, 2012 and December 31, 2011.
In July 2010, our wholly owned subsidiary, National Action Financial Services, Inc. (“NAFS”), was served with a purported class action lawsuit in United States District Court for the Northern District of Illinois. The complaint alleged NAFS placed automated calls to plaintiff's cell phone without his consent, allegedly in violation of the federal Telephone Consumer Protection Act (“TCPA”). NAFS made a demand upon its insurance carrier for coverage under its errors and omissions insurance policy which contains a self-insured retention amount of $1,000. The insurance carrier denied the existence of a duty to defend or indemnify NAFS for the claims at issue relying on certain exclusions in the policy. Following recent settlement discussions and after assessing the merits of the underlying claims and the likelihood of an insurance recovery, the parties have tentatively settled this matter on a non-recourse basis to NAFS by requiring us to assign certain rights to insurance recoveries for the benefit of the class plaintiffs in exchange for a release of all class claims and a covenant not to execute any agreed judgment against NAFS. The settlement agreement has been preliminarily approved by the court but remains subject to final court approval following receipt of completed class claim forms. Class members were required to submit claim forms by July 30, 2012 and a hearing before the court for final approval of the settlement agreement will be held on September 13, 2012. As of June 30, 2012, a reserve has been recorded which we believe is in accordance with the reasonable range of loss.
In April, 2011, NAFS was served with a purported class action filed in United States District Court for the Eastern District of Michigan. The complaint alleges violations of the federal Fair Debt Collection Practices Act (“FDCPA”) and the TCPA for calls to plaintiff's cell phone in an attempt to collect a debt not owed by the plaintiff. The complaint also alleges pre-recorded message calls to debtors on their cell phones by means of an automated dialing device, without having received permission

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

from the recipients of the calls in violation of the TCPA. NAFS has filed a motion to dismiss, which was granted in part and denied in part, with the TCPA claim surviving as well as certain of the FDCPA claims. NAFS has responded to Plaintiff's discovery requests and is awaiting responses to its discovery served on Plaintiff. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of June 30, 2012 and December 31, 2011.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately 3,500 Brazilian Reais (equivalent to approximately $1,700 as of June 30, 2012) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately 7,700 Brazilian Reais (equivalent to approximately $3,700 as of June 30, 2012), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the 7,700 Brazilian Reais assessment. SITEL Brazil deposited 7,700 Brazilian Reais with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of June 30, 2012 and December 31, 2011.

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
Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of June 30, 2012, we had forward contracts maturing within the next twenty months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $2,449 and $1,961 and as Other noncurrent liabilities of $8,572 and $7,845 as of June 30, 2012 and December 31, 2011, respectively, in the accompanying Condensed Consolidated Balance Sheets.
For the three and six months ended June 30, 2012, we recorded losses of $816 and $2,352, respectively, for settled interest payments, compared to $4,074 and $8,107 for the three and six months ended June 30, 2011. Additionally, a mark-to-market valuation increase in the liability of $1,950 and $1,215 for the three and six months ended June 30, 2012, compared to a reduction of $3,651 and $7,276 for the same periods in 2011. These amounts are reflected in Interest and other financing costs,

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

net in the accompanying Condensed Consolidated Statements of Comprehensive Income.
Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		June 30, 2012	December 31, 2011		June 30, 2012	December 31, 2011
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$1,502	$1,112	Accrued liabilities and other	$(3,537)	$(7,222)
Foreign exchange contracts	Other noncurrent assets	160	—	Other noncurrent liabilities	(889)	(878)
Total		$1,662	$1,112		$(4,426)	$(8,100)
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$(2,449)	$(1,961)
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	(8,572)	(7,845)
Foreign exchange contracts	Prepaids and other current assets	674	95	Accrued liabilities and other	(1,665)	(2,216)
Foreign exchange contracts	Other noncurrent assets	—	7	Other noncurrent liabilities	(95)	(264)
Total		$674	$102		$(12,781)	$(12,286)
Total derivatives		$2,336	$1,214		$(17,207)	$(20,386)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011
Foreign exchange contracts	$(473)	$(986)	COS and SG&A	$(821)	$1,206
Total	$(473)	$(986)		$(821)	$1,206

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Foreign exchange contracts	$3,249	$(688)	COS and SG&A	$(1,543)	$3,462
Total	$3,249	$(688)		$(1,543)	$3,462

For the three and six months ended June 30, 2012 we recorded (losses) gains of $(517) and $(979), respectively, compared to $745 and $2,115, respectively, for the same periods in 2011 to Cost of services. For the three and six months ended June 30, 2012, we recorded (losses) gains of $(304) and $(563), respectively, compared to $461 and $1,347, respectively, for the same periods in 2011 to Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income for the effective portion of settled hedge contracts. We expect unrealized losses will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and Selling, general and administrative expenses during the next twelve months of $3,493. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2012.
For the three and six months ended June 30, 2012 we recognized a gain (loss) on foreign currency transactions related to the ineffective portion of the derivative instruments of $19 and $230, respectively, compared to $(298) and $(382), respectively, for the same periods in 2011.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Foreign exchange contracts	COS and SG&A	$(458)	$1	$258	$11
Foreign exchange contracts	Foreign currency transactions	128	(71)	958	(166)
Total		$(330)	$(70)	$1,216	$(155)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

For the three and six months ended June 30, 2012 we recorded a loss of $(275) and a gain of $155, respectively, compared to gains of $1 and $7, respectively, for the same periods in 2011 to Cost of services. For the three and six months ended June 30, 2012, we recorded a loss of $183 and a gain of $103, respectively, compared to gains of $0 and $4, respectively for the same periods in 2011 to Selling, general, and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Comprehensive Income for derivatives not designated as hedging contracts.
Current Contracts
At June 30, 2012, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	186,535
Total	$361,535

12.	Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities. The terms of the Company's Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $709,731 and $692,840 at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of such debt was $620,000 and $610,000 at June 30, 2012 and December 31, 2011, respectively. The fair value of debt with fixed interest rates rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs.
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
The following tables summarize the value of financial instruments by the pricing levels defined above as of June 30, 2012 and December 31, 2011. There were no transfers between pricing levels for the six month period ended June 30, 2012.

	Fair Value Measurements at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$2,336	$—	$2,336	$—
Total	$2,336	$—	$2,336	$—
Liabilities
Foreign currency forward contracts	$6,186	$—	$6,186	$—
Interest rate derivative instrument	11,021	—	11,021	—
Total	$17,207	$—	$17,207	$—

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
The Company estimates the fair values of goodwill and other indefinite-lived intangibles utilizing multiple measurement techniques performed. The estimation is primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because the Company does not have an active trading market for its equity. Other unobservable inputs used in these valuations include managements' cash flow projections and estimated terminal growth rates. The valuation of Indefinite-lived intangible assets also includes an unobservable input for royalty rate, which is based on rates used by comparable industries. We then use a public company model (which uses peer group valuation metrics) to confirm the measurement.
The Company evaluates the remaining useful lives of its definite-lived intangible assets (customer relationships) whenever events or circumstances warrant a revision to the remaining amortization period. The fair value of definite-lived intangible assets is based on estimated cash flows from the future use of the asset, discounted at a market derived weighted average cost of capital.
No impairment charges related to goodwill and other intangible assets were recorded during the three and six months ended June 30, 2012 and 2011.

Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. Long-lived assets are tested for impairment on a quarterly basis. No impairment charges related to long-lived assets were recorded during the three and six months ended June 30, 2012 and 2011.

The Company has certain annuity contracts included within Other noncurrent assets on the accompanying Condensed Consolidated Balance Sheets. These assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. Third-party recoverability information was used to assess the fair value of these annuity contracts. During the first quarter of 2012, the Company determined that an impairment charge of $1,135 should be recorded based on our assessment as noted above. No such charges were recorded during the second quarter of 2012 or the three and six months ended

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

June 30, 2011.

13.	Operating Segment and Geographical Information
The Company’s two reportable segments, EMEA and the Americas, are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.
The following tables reflect information about our reportable segments, which correspond to the geographic areas in which we operate:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	EMEA	Americas	Total	EMEA	Americas	Total
Revenues	$137,479	$209,587	$347,066	$282,970	$427,921	$710,891
Costs of services	96,560	131,272	227,832	199,612	266,512	466,124
Selling, general and administrative expenses (“SG&A”)	34,476	57,529	92,005	69,680	116,287	185,967
Revenues less costs of services and SG&A	6,443	20,786	27,229	13,678	45,122	58,800
Other expenses	11,552	30,224	41,776	17,947	55,076	73,023
Loss before income taxes	$(5,109)	$(9,438)	$(14,547)	$(4,269)	$(9,954)	$(14,223)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	EMEA	Americas	Total	EMEA	Americas	Total
Revenues	$151,753	$197,801	$349,554	$303,208	$389,518	$692,726
Costs of services	109,385	120,824	230,209	216,410	235,424	451,834
Selling, general and administrative expenses (“SG&A”)	36,233	54,396	90,629	72,924	106,258	179,182
Revenues less costs of services and SG&A	6,135	22,581	28,716	13,874	47,836	61,710
Other expenses	6,865	24,173	31,038	14,336	50,312	64,648
Loss before income taxes	$(730)	$(1,592)	$(2,322)	$(462)	$(2,476)	$(2,938)

	June 30, 2012	December 31, 2011
Long-lived assets:
EMEA	$50,189	$55,623
Americas	92,045	94,810
	$142,234	$150,433

Total assets:
EMEA	$220,708	$195,722
Americas	418,936	453,482
	$639,644	$649,204

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

14.	Supplemental Condensed Consolidated Financial Information
The following guarantor financial information is presented to comply with U.S. SEC disclosure requirements, specifically Rule 3-10 of Regulation S-X.
The Senior Secured Notes and Senior Notes are guaranteed jointly and severally, and in the case of the Senior Secured Notes, on a senior secured basis, by the Issuers' parent company, SITEL Worldwide, and by each of SITEL Worldwide's existing and future direct and indirect domestic subsidiaries that are 100% owned by SITEL Worldwide and guarantors under the Senior Secured Credit Facility (the “Subsidiary Guarantors”). The guarantees are not full and unconditional because Subsidiary Guarantors can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes and Senior Secured Notes. These circumstances include the following, so long as other applicable provisions of the indentures are adhered to: any sale or other disposition of all or substantially all of the assets of any Subsidiary Guarantors, any sale or other disposition of capital stock of any Subsidiary Guarantors, or designation of any restricted subsidiary that is a Subsidiary Guarantor as an unrestricted subsidiary.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
June 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$2,671	$20,714	$—	$23,385
Accounts receivable (net of allowance for doubtful accounts)	—	—	89,381	147,808	—	237,189
Prepaids and other current assets	167,177	371	142,170	245,475	(489,564)	65,629
Total current assets	167,177	371	234,222	413,997	(489,564)	326,203
Property and equipment, net	728	—	31,768	63,567	—	96,063
Goodwill	—	—	16,690	101,025	—	117,715
Other intangible assets, net	—	—	16,104	30,067	—	46,171
Deferred income taxes	—	—	4,182	10,359	—	14,541
Investments in affiliates	(369,920)	354,752	36,647	—	(21,479)	—
Other noncurrent assets	2,840	91,429	40,928	22,913	(119,159)	38,951
Total assets	$(199,175)	$446,552	$380,541	$641,928	$(630,202)	$639,644
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$195	$228	$9,065	$14,965	$—	$24,453
Accrued payroll and benefits	1,692	—	8,791	68,786	—	79,269
Accrued liabilities and other	137,333	240,743	18,710	179,285	(489,563)	86,508
Income taxes payable	62	—	—	1,919	—	1,981
Current portion of capital lease obligations	—	—	1,570	1,823	—	3,393
Total current liabilities	139,282	240,971	38,136	266,778	(489,563)	195,604
Long-term debt	—	664,040	—	45,691	—	709,731
Capital lease obligations	—	—	996	1,708	—	2,704
Deferred income taxes	—	—	6,506	3,414	—	9,920
Other noncurrent liabilities	—	8,571	9,942	160,788	(119,159)	60,142
Total liabilities	139,282	913,582	55,580	478,379	(608,722)	978,101
Series B PIK preferred stock	68,031	—	—	—	—	68,031
Series C PIK preferred stock, net of beneficial conversion feature	48,651	—	—	—	—	48,651
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,253	—	536	168,887	(169,423)	1,253
Additional paid-in capital	369,004	105,786	657,892	305,238	(1,068,916)	369,004
Accumulated deficit	(783,888)	(572,817)	(281,713)	(329,124)	1,183,654	(783,888)
Accumulated other comprehensive (loss) income	(33,846)	1	(51,754)	18,548	33,205	(33,846)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(8,475)	—	—	—	—	(8,475)
Total stockholders' (deficit) equity	(455,139)	(467,030)	324,961	163,549	(21,480)	(455,139)
Total liabilities and stockholders' (deficit) equity	$(199,175)	$446,552	$380,541	$641,928	$(630,202)	$639,644

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
December 31, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$19,337	$—	$19,337
Accounts receivable (net of allowance for doubtful accounts)	—	—	99,538	147,754	—	247,292
Prepaids and other current assets	183,857	13	112,378	212,698	(447,582)	61,364
Total current assets	183,857	13	211,916	379,789	(447,582)	327,993
Property and equipment, net	999	—	32,085	67,384	—	100,468
Goodwill	—	—	16,690	101,020	—	117,710
Other intangible assets, net	—	—	16,326	33,639	—	49,965
Deferred income taxes	—	—	4,182	12,974	—	17,156
Investments in affiliates	(371,255)	295,390	28,626	—	47,239	—
Other noncurrent assets	2,833	86,260	14,393	33,893	(101,467)	35,912
Total assets	$(183,566)	$381,663	$324,218	$628,699	$(501,810)	$649,204
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$306	$—	$4,815	$19,435	$—	$24,556
Accrued payroll and benefits	3,656	—	9,370	60,411	—	73,437
Accrued liabilities and other	136,936	236,270	27,010	147,339	(447,581)	99,974
Income taxes payable	218	—	—	2,703	—	2,921
Current portion of capital lease obligations	—	—	1,619	1,952	—	3,571
Total current liabilities	141,116	236,270	42,814	231,840	(447,581)	204,459
Long-term debt	—	600,329	—	92,511	—	692,840
Capital lease obligations	—	—	1,652	2,721	—	4,373
Deferred income taxes	—	—	6,506	3,777	—	10,283
Other noncurrent liabilities	—	7,845	11,881	143,672	(101,467)	61,931
Total liabilities	141,116	844,444	62,853	474,521	(549,048)	973,886
Series B PIK preferred stock	64,292	—	—	—	—	64,292
Series C PIK preferred stock, net of beneficial conversion feature	44,641	—	—	—	—	44,641
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,252	—	536	168,887	(169,423)	1,252
Additional paid-in capital	376,629	105,786	629,768	305,237	(1,040,791)	376,629
Accumulated deficit	(765,508)	(568,567)	(312,950)	(338,264)	1,219,781	(765,508)
Accumulated other comprehensive (loss) income	(38,326)	—	(55,989)	18,318	37,671	(38,326)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(8,475)	—	—	—	—	(8,475)
Total stockholders' (deficit) equity	(433,615)	(462,781)	261,365	154,178	47,238	(433,615)
Total liabilities and stockholders' (deficit) equity	$(183,566)	$381,663	$324,218	$628,699	$(501,810)	$649,204

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$90,322	$256,744	$—	$347,066
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	55,900	171,932	—	227,832
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	7,209	61	20,282	64,453	—	92,005
Depreciation and amortization of property and equipment	167	—	2,427	5,793	—	8,387
Amortization of intangible assets	—	—	—	1,638	—	1,638
Restructuring and exit charges	—	—	403	3,100	—	3,503
Loss (gain) on foreign currency transactions	(408)	2,065	183	2,834	—	4,674
Other, net	(68)	(1)	—	(152)	—	(221)
Operating (loss) income	(6,900)	(2,125)	11,127	7,146	—	9,248
Interest and other financing costs, net	1,271	20,192	527	1,805	—	23,795
Equity in earnings of subsidiaries	8,749	(12,762)	(2,561)	—	6,574	—
(Loss) income before income taxes	(16,920)	(9,555)	13,161	5,341	(6,574)	(14,547)
Income tax provision	132	—	399	1,974	—	2,505
Net (loss) income	(17,052)	(9,555)	12,762	3,367	(6,574)	(17,052)
Other comprehensive (loss) income
Foreign currency translation adjustments	(3,651)	—	(1,266)	(3,214)	4,480	(3,651)
Unrealized gain (loss) on derivative valuation, net of tax of $0	348	—	167	181	(348)	348
Unrecognized pension loss, net of tax of $0	(111)	—	—	(111)	111	(111)
Comprehensive (loss) income	$(20,466)	$(9,555)	$11,663	$223	$(2,331)	$(20,466)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Six Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$186,614	$524,277	$—	$710,891
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	112,677	353,447	—	466,124
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	13,702	109	41,270	130,886	—	185,967
Depreciation and amortization of property and equipment	346	—	4,828	11,287	—	16,461
Amortization of intangible assets	—	—	222	3,572	—	3,794
Restructuring and exit charges	—	—	624	4,788	—	5,412
Loss (gain) on foreign currency transactions	(235)	328	1,742	2,983	—	4,818
Other, net	(86)	(1)	1	997	—	911
Operating (loss) income	(13,727)	(436)	25,250	16,317	—	27,404
Interest and other financing costs, net	1,286	35,050	1,063	4,228	—	41,627
Equity in earnings of subsidiaries	3,130	(31,237)	(8,056)	—	36,163	—
(Loss) income before income taxes	(18,143)	(4,249)	32,243	12,089	(36,163)	(14,223)
Income tax provision	237	—	1,006	2,914	—	4,157
Net (loss) income	(18,380)	(4,249)	31,237	9,175	(36,163)	(18,380)
Other comprehensive (loss) income
Foreign currency translation adjustments	(87)	—	(643)	481	162	(87)
Unrealized gain (loss) on derivative valuation, net of tax of $0	4,792	—	4,877	(85)	(4,792)	4,792
Unrecognized pension loss, net of tax of $0	(225)	—	—	(225)	225	(225)
Comprehensive (loss) income	$(13,900)	$(4,249)	$35,471	$9,346	$(40,568)	$(13,900)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended June 30, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$79,380	$270,174	$—	$349,554
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	47,671	182,538	—	230,209
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	6,060	65	19,416	65,088	—	90,629
Depreciation and amortization of property and equipment	61	—	2,307	6,477	—	8,845
Amortization of intangible assets	—	—	726	2,482	—	3,208
Restructuring and exit charges	221	—	349	1,695	—	2,265
(Gain) loss on foreign currency transactions	(28)	(454)	884	(682)	—	(280)
Other, net	222	—	7	70	—	299
Operating (loss) income	(6,536)	389	8,020	12,506	—	14,379
Interest and other financing (income) costs, net	(8)	13,486	(239)	3,462	—	16,701
Equity in earnings of subsidiaries	(1,319)	(13,988)	(6,219)	—	21,526	—
(Loss) income before income taxes	(5,209)	891	14,478	9,044	(21,526)	(2,322)
Income tax provision	116	—	490	2,397	—	3,003
Net (loss) income	(5,325)	891	13,988	6,647	(21,526)	(5,325)
Other comprehensive (loss) income
Foreign currency translation adjustments	267	—	172	(28)	(144)	267
Unrealized loss on derivative valuation, net of tax of $0	(2,191)	—	(2,182)	(8)	2,190	(2,191)
Unrecognized pension gain, net of tax of $0	17	—	—	18	(18)	17
Comprehensive (loss) income	$(7,232)	$891	$11,978	$6,629	$(19,498)	$(7,232)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Six Months Ended June 30, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$162,100	$530,626	$—	$692,726
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	94,336	357,498	—	451,834
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	13,203	132	37,417	128,430	—	179,182
Depreciation and amortization of property and equipment	61	—	4,659	12,755	—	17,475
Amortization of intangible assets	—	—	1,455	5,404	—	6,859
Restructuring and exit charges	229	—	943	8,113	—	9,285
Loss (gain) on foreign currency transactions	537	(1,706)	757	(2,436)	—	(2,848)
Other, net	152	559	6	428	—	1,145
Operating (loss) income	(14,182)	1,015	22,527	20,434	—	29,794
Interest and other financing (income) costs, net	(19)	26,478	319	5,954	—	32,732
Equity in earnings of subsidiaries	(10,994)	(35,388)	(13,917)	—	60,299	—
(Loss) income before income taxes	(3,169)	9,925	36,125	14,480	(60,299)	(2,938)
Income tax provision (benefit)	206	—	736	(505)	—	437
Net (loss) income	(3,375)	9,925	35,389	14,985	(60,299)	(3,375)
Other comprehensive (loss) income
Foreign currency translation adjustments	1,650	—	1,752	434	(2,186)	1,650
Unrealized loss on derivative valuation, net of tax of $0	(4,150)	—	(3,806)	(343)	4,149	(4,150)
Unrecognized pension gain, net of tax of $0	35	—	—	35	(35)	35
Comprehensive (loss) income	$(5,840)	$9,925	$33,335	$15,111	$(58,371)	$(5,840)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(18,380)	$(4,249)	$31,237	$9,175	$(36,163)	$(18,380)
Undistributed equity in earnings of subsidiaries	3,130	(31,237)	(8,056)	—	36,163	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	346	—	5,049	14,860	—	20,255
Deferred income taxes	—	—	—	2,380	—	2,380
Non-cash derivative activity	—	—	168	2,452	—	2,620
Amortization of debt issue costs and OID	—	1,493	—	191	—	1,684
Impairment of long-term assets	—	—	—	1,135	—	1,135
Non-cash interest and dividend expense (income)	—	2,550	8	152	—	2,710
Other non-cash items, net	138	(27,908)	26,204	(542)	—	(2,108)
Change in book overdrafts	—	212	(2,252)	(1,266)	—	(3,306)
Changes in working capital, net	14,841	4,658	(44,471)	26,194	—	1,222
Net cash provided by (used in) operating activities	75	(54,481)	7,887	54,731	—	8,212
Cash flows from investing activities
Purchases of property and equipment	(75)	—	(4,511)	(4,188)	—	(8,774)
Proceeds from disposition of property and equipment	—	—	—	262	—	262
Net cash used in investing activities	(75)	—	(4,511)	(3,926)	—	(8,512)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(381,766)	(705)	(64,169)	—	(446,640)
Proceeds from long-term debt	—	252,900	—	15,602	—	268,502
Proceeds from issuance of Senior Secured Notes	—	192,000	—	—	—	192,000
Payment of interest rate swap, net		(2,352)				(2,352)
Payments of debt issue costs	—	(6,301)	—	(489)	—	(6,790)
Net cash provided by (used in) financing activities	—	54,481	(705)	(49,056)	—	4,720
Effect of exchange rate on cash and cash equivalents	—	—	—	(372)	—	(372)
Net change in cash and cash equivalents	—	—	2,671	1,377	—	4,048
Cash and cash equivalents
Beginning of period	—	—	—	19,337	—	19,337
End of period	$—	$—	$2,671	$20,714	$—	$23,385

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(3,375)	$9,925	$35,389	$14,985	$(60,299)	$(3,375)
Undistributed equity in earnings of subsidiaries	(10,994)	(35,388)	(13,917)	—	60,299	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	61	—	6,110	18,163	—	24,334
Deferred income taxes	—	—	—	(4,950)	—	(4,950)
Non-cash derivative activity	—	—	4,252	(3,566)	—	686
Amortization of debt issue costs and OID	—	1,091	—	107	—	1,198
Non-cash interest and dividend expense (income)	3	1,351	(36)	(808)	—	510
Other non-cash items, net	94	—	(1,188)	962	—	(132)
Change in book overdrafts	—	—	2,287	2,709	—	4,996
Changes in working capital, net	15,181	16,782	(29,151)	(27,611)	—	(24,799)
Net cash provided by (used in) operating activities	970	(6,239)	3,746	(9)	—	(1,532)
Cash flows from investing activities
Purchases of property and equipment	(970)	—	(2,831)	(10,801)	—	(14,602)
Proceeds from disposition of property and equipment	—	—	10	18	—	28
Net cash used in investing activities	(970)	—	(2,821)	(10,783)	—	(14,574)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(232,802)	(925)	(6,748)	—	(240,475)
Proceeds from long-term debt	—	232,777	—	13,141	—	245,918
Payments of debt issue costs	—	(1,516)	—	(380)	—	(1,896)
Net cash provided by (used in) financing activities	—	(1,541)	(925)	6,013	—	3,547
Effect of exchange rate on cash and cash equivalents	—	—	—	1,471	—	1,471
Net change in cash and cash equivalents	—	(7,780)	—	(3,308)	—	(11,088)
Cash and cash equivalents
Beginning of period	—	7,780	—	22,114	—	29,894
End of period	$—	$—	$—	$18,806	$—	$18,806

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Overview
We are one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services and back office support. The majority of our customer care services are inbound telephonic services, however we believe we are an industry leader in providing services through other communication channels, including social media, online chat, email and IVR. We serve approximately 260 clients, including over 55 Global Fortune 500® companies, across a broad range of industry end-markets, including technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare and government.
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
Our global and flexible operating platform is one of the industry's most geographically diverse, with services delivered in 40 languages through a network of over 120 customer contact centers and related facilities in 25 countries. We have approximately 41,000 employees based in the Americas and approximately 15,000 employees based in EMEA. Our blend of domestic, near-shore and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
We reported Revenues of $347,066 and $710,891 for the three and six months ended June 30, 2012, down 0.7%, or $2,488, and up 2.6%, or $18,165, respectively, compared to the same periods in 2011. Excluding the unfavorable impact of foreign exchange translation related to the Euro of $17,800 and $24,200 for the three and six months ended June 30, 2012, Revenues were up $15,312 or 4.4% and $42,365 or 6.1%, respectively, compared to the same period in 2011. We believe the increase is a result of our focus on client satisfaction, additional investment in sales and account management, and performance improvement. Selling, general and administrative expenses increased year over year due to higher revenues and investments in infrastructure, sales and account management, and unfavorable foreign exchange movement relating to the Philippine Peso, partially offset by favorable foreign exchange movement relating to the Euro. Selling, general and administrative expenses are helping to drive the year to date growth in revenue. Finally, for the first six months of 2012, our Operating income decreased 8.0% to $27,404 from $29,794. The decrease in Operating income was primarily driven by a higher foreign exchange loss as compared to the same period in the prior year, partially offset by a decrease in restructuring costs and intangible asset amortization.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements. Results for interim periods may not be indicative of the results for the full years. The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,
	2012		2011
	Amount	Percent of Revenues	Amount	Percent of Revenues
Statement of Operations Data:
Revenues:
Americas	$209,587		$197,801
EMEA	137,479		151,753
Total revenues	347,066		349,554
Operating expenses:
Costs of services:
Americas	131,272	62.6%	120,824	61.1%
EMEA	96,560	70.2%	109,385	72.1%
Total costs of services	227,832	65.6%	230,209	65.9%
Selling, general and administrative expenses:
Americas	57,529	27.4%	54,396	27.5%
EMEA	34,476	25.1%	36,233	23.9%
Total selling, general and administrative expenses	92,005	26.5%	90,629	25.9%
Depreciation and amortization of property and equipment	8,387	2.4%	8,845	2.5%
Amortization of intangible assets	1,638	0.5%	3,208	0.9%
Restructuring and exit charges	3,503	1.0%	2,265	0.6%
Loss (gain) on foreign currency transactions	4,674	1.3%	(280)	(0.1)%
Impairment and (gain) loss on disposal of assets	(161)	—%	68	—%
Other income, net	(60)	—%	231	0.1%
Operating income	9,248	2.7%	14,379	4.1%
Interest and other financing costs, net	23,795	6.9%	16,701	4.8%
Loss before income taxes	(14,547)	(4.2)%	(2,322)	(0.7)%
Income tax provision	2,505	0.7%	3,003	0.9%
Net loss	$(17,052)	(4.9)%	$(5,325)	(1.5)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
Statement of Operations Data:
Revenues:
Americas	$209,587	$197,801	$11,786	6.0%
EMEA	137,479	151,753	(14,274)	(9.4)%
Total revenues	347,066	349,554	(2,488)	(0.7)%
Operating expenses:
Costs of services:
Americas	131,272	120,824	10,448	8.6%
EMEA	96,560	109,385	(12,825)	(11.7)%
Total costs of services	227,832	230,209	(2,377)	(1.0)%
Selling, general and administrative expenses:
Americas	57,529	54,396	3,133	5.8%
EMEA	34,476	36,233	(1,757)	(4.8)%
Total selling, general and administrative expenses	92,005	90,629	1,376	1.5%
Depreciation and amortization of property and equipment	8,387	8,845	(458)	(5.2)%
Amortization of intangible assets	1,638	3,208	(1,570)	(48.9)%
Restructuring and exit charges	3,503	2,265	1,238	54.7%
Loss (gain) on foreign currency transactions	4,674	(280)	4,954	(1,769.3)%
Impairment and (gain) loss on disposal of assets	(161)	68	(229)	(336.8)%
Other income, net	(60)	231	(291)	(126.0)%
Operating income	9,248	14,379	(5,131)	(35.7)%
Interest and other financing costs, net	23,795	16,701	7,094	42.5%
Loss before income taxes	(14,547)	(2,322)	(12,225)	526.5%
Income tax provision	2,505	3,003	(498)	(16.6)%
Net loss	$(17,052)	$(5,325)	$(11,727)	220.2%
Revenues
We reported Revenues of $347,066 for the second three months of 2012, down 0.7%, or $2,488, compared to the same period in 2011. Excluding the $17,800 unfavorable impact of foreign exchange translation related to the Euro, of which $14,000 related to EMEA and $3,800 related to the Americas, consolidated Revenues increased $15,312 or 4.4% for the three months ended June 30, 2012 as compared to the same periods in 2011. Revenues in the EMEA segment decreased $274 or 0.2% to $151,479 for the three months ended June 30, 2012 as compared to $151,753 for the three months ended June 30, 2011. In the Americas, revenues increased $15,586 or 7.9% to $213,387 for the three months ended June 30, 2012, as compared to $197,801 for the three months ended June 30, 2011.
Increases in second quarter Revenues (excluding the impact of foreign exchange translation related to the Euro) were primarily attributable to approximately $11,100 in net growth of existing client campaigns of which $13,400 related to the Americas region and a decrease of $2,300 related to the EMEA region combined with revenue from new clients of $15,200, $7,500 attributable to the Americas region and $7,700 attributable to the EMEA region. We believe our growth from existing clients is largely driven by our focus on client satisfaction, additional investment in account management, and performance improvement. These decreases were partially offset by approximately $10,900 of attrition of which $4,700 related to the Americas region and $6,200 related to the EMEA region.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Costs of Services
Costs of services decreased $2,377 or 1.0% to $227,832 for the three months ended June 30, 2012, as compared to $230,209 for the three months ended June 30, 2011. Of the $2,377 decrease, $12,825 was attributable to EMEA offset by an increase of $10,448 in the Americas segment. Costs of services decreases for the quarter were proportionately higher than the decrease in Revenues primarily due to favorable foreign exchange movement related to the strengthening of the United States Dollar against the Euro, offset by unfavorable foreign exchange movement related to the weakening of the United States Dollar against the Philippine Peso and isolated performance issues.
As a result, our Costs of services for the three months ended June 30, 2012 were 65.6% of revenues, a 0.3 percentage point decrease from the three months ended June 30, 2011.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased $1,376 or 1.5% to $92,005 for the three months ended June 30, 2012 as compared to $90,629 for the three months ended June 30, 2011.
The Americas segment SG&A expenses increased $3,133 or 5.8% from $54,396 to $57,529 for the three months ended June 30, 2011 and June 30, 2012, respectively. The increase was primarily driven by a combination of higher revenues and infrastructure investments initiated during 2011 in capacity and sales and account management and unfavorable foreign exchange movement related to the weakening of the United States Dollar against the Philippine Peso. In addition, SG&A expense in the EMEA segment decreased $1,757, or 4.8%, from $36,233 for the three months ended June 30, 2011 to $34,476 for the three months ended June 30, 2012. This decrease was primarily related to the impact of foreign exchange rate fluctuations related to the Euro.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment decreased $458 or 5.2% to $8,387 for the three months ended June 30, 2012 as compared to $8,845 for the three months ended June 30, 2011. The decrease in Depreciation and amortization of property and equipment occurred mainly in the Americas and was primarily the result of assets that were retired during the quarter.
Restructuring and Exit Charges
The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company's operations in order to align resources to support growth, and shift the geographic mix of some of the Company's resources.
Restructuring and exit charges increased $1,238 to $3,503 for the three months ended June 30, 2012 as compared to $2,265 for the three months ended June 30, 2011. Restructuring charges for the quarter included severance costs of $3,248 and site closure costs totaling $255, which are primarily ongoing lease and other contractual obligations.
During the three months ended June 30, 2012, 370 positions were eliminated resulting in total restructuring charges of $3,036 and estimated annualized savings of $1,330. Total expected costs relating to restructuring activities already initiated in 2012 are $8,225, and such activities are expected to be completed by the end of 2012. The remaining accrual for severance-related activities of $1,474 and the remaining accrual for facility exit costs of $27 are expected to be paid during the remainder of the current fiscal year.
During the three months ended June 30, 2012, we recognized expense of $467 relating to restructuring activities initiated in 2011. These activities are expected to be completed by the end of 2016 as the related leases expire, and no significant additional costs are expected to be incurred. The remaining accrual for severance-related activities of $1,426 is expected to be paid by the end of 2012, and the remaining accrual for facility exit costs of $4,002 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
Loss (Gain) on Foreign Currency Transactions
We recognized a loss on foreign currency transactions in the amount of $4,674 for the three months ended June 30, 2012 as compared to a gain of $280 for the three months ended June 30, 2011 primarily related to the weakening of the Euro against the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

U.S. Dollar and the British Pound Sterling.
Impairment and (Gain) Loss on Disposal of Assets
Impairment and (gain) loss on disposal of assets decreased to a gain of $161 for the three months ended June 30, 2012 compared to a loss of $68 for the three months ended June 30, 2011.
Other (Income) Expense, Net
We recognized other net income in the amount of $60 for the three months ended June 30, 2012 as compared to other net expense of $231 for the three months ended June 30, 2011.
Interest and Other Financing Costs, Net
Interest and other financing costs increased $7,094 or 42.5% to $23,795 for the three months ended June 30, 2012 as compared to $16,701 for the three months ended June 30, 2011. Increases in interest and other financing costs were primarily attributable to an increase in non-cash interest expense related to a mark-to-market loss associated with the interest rate swap, and debt financing fees associated with the issuance of the Senior Secured Notes.
Income Tax Provision
Our provision for income taxes decreased from $3,003 for the three months ended June 30, 2011 to $2,505 for the three months ended June 30, 2012. The decrease in tax expense resulted primarily from the favorable impact of tax treaties of $468.
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

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements. Results for interim periods may not be indicative of the results for the full years. The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Six Months Ended June 30,
	2012		2011
	Amount	Percent of Revenues	Amount	Percent of Revenues
Statement of Operations Data:
Revenues:
Americas	$427,921		$389,518
EMEA	282,970		303,208
Total revenues	710,891		692,726
Operating expenses:
Costs of services:
Americas	266,512	62.3%	235,424	60.4%
EMEA	199,612	70.5%	216,410	71.4%
Total costs of services	466,124	65.6%	451,834	65.2%
Selling, general and administrative expenses:
Americas	116,287	27.2%	106,258	27.3%
EMEA	69,680	24.6%	72,924	24.1%
Total selling, general and administrative expenses	185,967	26.2%	179,182	25.9%
Depreciation and amortization of property and equipment	16,461	2.3%	17,475	2.5%
Amortization of intangible assets	3,794	0.5%	6,859	1.0%
Restructuring and exit charges	5,412	0.8%	9,285	1.3%
Loss (gain) on foreign currency transactions	4,818	0.7%	(2,848)	(0.4)%
Impairment and loss on disposal of assets	991	0.1%	375	0.1%
Other (income) expense, net	(80)	—%	770	0.1%
Operating income	27,404	3.9%	29,794	4.3%
Interest and other financing costs, net	41,627	5.9%	32,732	4.7%
Loss before income taxes	(14,223)	(2.0)%	(2,938)	(0.4)%
Income tax provision	4,157	0.6%	437	0.1%
Net loss	$(18,380)	(2.6)%	$(3,375)	(0.5)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

	Six Months Ended June 30,		Dollar	Percentage
	2012	2011	Change	Change
Statement of Operations Data:
Revenues:
Americas	$427,921	$389,518	$38,403	9.9%
EMEA	282,970	303,208	(20,238)	(6.7)%
Total revenues	710,891	692,726	18,165	2.6%
Operating expenses:
Costs of services:
Americas	266,512	235,424	31,088	13.2%
EMEA	199,612	216,410	(16,798)	(7.8)%
Total costs of services	466,124	451,834	14,290	3.2%
Selling, general and administrative expenses:
Americas	116,287	106,258	10,029	9.4%
EMEA	69,680	72,924	(3,244)	(4.4)%
Total selling, general and administrative expenses	185,967	179,182	6,785	3.8%
Depreciation and amortization of property and equipment	16,461	17,475	(1,014)	(5.8)%
Amortization of intangible assets	3,794	6,859	(3,065)	(44.7)%
Restructuring and exit charges	5,412	9,285	(3,873)	(41.7)%
Loss (gain) on foreign currency transactions	4,818	(2,848)	7,666	(269.2)%
Impairment and loss on disposal of assets	991	375	616	164.3%
Other (income) expense, net	(80)	770	(850)	(110.4)%
Operating income	27,404	29,794	(2,390)	(8.0)%
Interest and other financing costs, net	41,627	32,732	8,895	27.2%
Loss before income taxes	(14,223)	(2,938)	(11,285)	384.1%
Income tax provision	4,157	437	3,720	851.3%
Net loss	$(18,380)	$(3,375)	$(15,005)	444.6%
Revenues
We reported Revenues of $710,891 for the first six months of 2012, up 2.6%, or $18,165, compared to the same period in 2011. Excluding the $24,200 impact of foreign exchange translation related to the Euro, of which $19,700 related to EMEA and $4,500 related to the Americas, consolidated Revenues increased $42,365 or 6.1% for the six months ended June 30, 2012 as compared to the same periods in 2011. Revenues in the EMEA segment decreased $538 or 0.2% to $302,670 for the six months ended June 30, 2012 as compared to $303,208 for the six months ended June 30, 2011. In the Americas, revenues increased $42,903 or 11.0% to $432,421 for the six months ended June 30, 2012, as compared to $389,518 for the six months ended June 30, 2011.
Increases in Revenues (excluding the impact of foreign exchange translation related to the Euro) during the first six months of 2012 were primarily attributable to approximately $25,300 in net growth of existing client campaigns of which $29,000 related to the Americas region and a decline of $3,700 related to the EMEA region combined with revenue from new clients of $36,500, $21,900 attributable to the Americas region and $14,600 attributable to the EMEA region. We believe our growth from existing clients is largely driven by our focus on client satisfaction, additional investment in account management, and performance improvement. These increases were partially offset by approximately $19,400 of attrition of which $7,100 related to the Americas region and $12,300 related to the EMEA region.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Costs of Services
Costs of services increased $14,290 or 3.2% to $466,124 for the six months ended June 30, 2012, as compared to $451,834 for the six months ended June 30, 2011. Of the $14,290 increase, $31,088 was attributable to Americas offset by a decrease of $16,798 in the EMEA segment. Costs of services increases for the first six months of 2012 were proportionately higher than the increase in Revenues in the Americas primarily due to unfavorable foreign exchange movement related to the weakening of the United States Dollar against the Philippine Peso and isolated performance issues.
As a result, our Costs of services for the six months ended June 30, 2012 were 65.6% of revenues, a 0.4 percentage point increase from the six months ended June 30, 2011.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased $6,785 or 3.8% to $185,967 for the six months ended June 30, 2012 as compared to $179,182 for the six months ended June 30, 2011.
The EMEA segment reported a 4.4% decrease in SG&A of $3,244 from $72,924 for the six months ended June 30, 2011 to $69,680 for the six months ended June 30, 2012 which primarily related to the impact of foreign exchange rate fluctuations related to the Euro. In addition, SG&A expense in the Americas increased $10,029 or 9.4% from $106,258 to $116,287 for the six months ended June 30, 2011 and June 30, 2012, respectively. The increase was primarily driven by a combination of higher revenues and infrastructure investments initiated during 2011 in capacity and sales and account management and unfavorable foreign exchange movement related to the weakening of the United States Dollar against the Philippine Peso.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment decreased $1,014 or 5.8% to $16,461 for the six months ended June 30, 2012 as compared to $17,475 for the six months ended June 30, 2011. The decrease in Depreciation and amortization of property and equipment occurred mainly in the Americas and was primarily the result of assets that were retired during the second quarter of 2012. We expect capital expenditures for fiscal year 2012 to be consistent with 2011.
Restructuring and Exit Charges
The Company continues to evaluate and assess its operations. This results in restructuring activities to rationalize facility and labor costs, further streamline the Company's operations in order to align resources to support growth, and shift the geographic mix of some of the Company's resources.
Restructuring and exit charges decreased $3,873 to $5,412 for the six months ended June 30, 2012 as compared to $9,285 for the six months ended June 30, 2011. Restructuring charges for the first six months of 2012 included severance costs of $4,652 and site closure costs totaling $760, which are primarily ongoing lease and other contractual obligations.
During the six months ended June 30, 2012, 479 positions were eliminated resulting in total restructuring charges of $3,913 and estimated annualized savings of $5,324. Total expected costs relating to restructuring activities already initiated in 2012 are $8,225, and such activities are expected to be completed by the end of 2012. The remaining accrual for severance-related activities of $1,474 and the remaining accrual for facility exit costs of $27 are expected to be paid during the remainder of the current fiscal year.
During the six months ended June 30, 2012, we recognized expense of $1,499 relating to restructuring activities initiated in 2011. These activities are expected to be completed by the end of 2016 as the related leases expire, and no significant additional costs are expected to be incurred. The remaining accrual for severance-related activities of $1,426 is expected to be paid by the end of 2012, and the remaining accrual for facility exit costs of $4,002 is expected to be paid during the remainder of the current fiscal year through 2016 as the related leases expire.
Loss (Gain) on Foreign Currency Transactions
We recognized a loss on foreign currency transactions in the amount of $4,818 for the six months ended June 30, 2012 as compared to a gain of $2,848 for the six months ended June 30, 2011 primarily related to the weakening of the Euro against the U.S. Dollar and the British Pound Sterling.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Impairment and Loss on Disposal of Assets
Impairment and loss on disposal of assets increased to $991 for the six months ended June 30, 2012 compared to $375 for the six months ended June 30, 2011. The increase primarily relates to an impairment charge of $1,135 recognized on certain of the Company's annuity contracts located in the Americas during the first quarter of 2012.
Other (Income) Expense, Net
We recognized other net income in the amount of $80 for the six months ended June 30, 2012 as compared to other net expense of $770 for the six months ended June 30, 2011.
Interest and Other Financing Costs, Net
Interest and other financing costs increased $8,895 or 27.2% to $41,627 for the six months ended June 30, 2012 as compared to $32,732 for the six months ended June 30, 2011. Increases in Interest and other financing costs were primarily attributable to an increase in non-cash interest expense related to a mark-to-market loss associated with the interest rate swap and an increase in interest and debt financing fees related to the Senior Secured Notes, partially offset by lower interest payments associated with the amendment of our interest rate swap.
Income Tax Provision
Our provision for income taxes increased from $437 for the six months ended June 30, 2011 to $4,157 for the six months ended June 30, 2012. The increase in tax expense resulted primarily from the release of valuation allowance on the deferred tax assets of our Australian subsidiary during the first quarter of 2011, which resulted in a benefit of $6,132, while the second quarter of 2012 includes a greater benefit resulting from the release of tax reserves related to certain foreign income tax matters of $1,020 and the favorable impact of tax treaties of $1,282 when compared to the six months ended June 30, 2011.
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
Client Concentration
Our ten largest clients represented approximately 35.9% and 36.6%, respectively, of our revenues for the three and six months ended June 30, 2012, as compared to 37.4% and 37.5%, respectively, for the comparable periods in 2011. No client accounted for more than 10% of our total revenues during these periods.
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
Our principal sources of liquidity have been cash provided by operating activities, borrowings under our Senior Secured Credit Facility and proceeds from our issuance of our Senior Secured Notes, Senior Notes and equity. We expect that these will continue to be our principal sources of cash in the future. Our principal uses of cash have included debt service, capital expenditures and the financing of working capital. We expect that these will continue to be our principal uses of cash in the future.
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

(in thousands of U.S. dollars, except share and per share data)

prepay the amounts outstanding under the non-extended Term Loans, (2) pay off the amounts outstanding under the Revolvers, as of April 20, 2012; and (3) fund transaction fees and expenses. The remaining proceeds were retained as cash on the balance sheet. Additionally, in April 2012, we extended $20,000 and, in June 2012, we extended $10,000 of our Revolvers which brings our total available extended revolver balance due January 2016 to $61,250.
Subject to a decline in our operating performance (which would adversely affect the availability of funds), we believe that cash generated from operations, existing cash balances, and borrowings under our Senior Secured Credit Facility or other financing arrangements including the recent issuance of our Senior Secured Notes will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt servicing payments.
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
We expect our operations to continue to require capital expenditures consistent with 2011 to support the growth of our business. We expect to continue to finance equipment purchases through cash generated from operations, our Senior Secured Credit Facility, Senior Secured Notes and Senior Notes, and our ability to acquire equipment through operating and capital lease obligations with various equipment vendors and lending institutions.
Cash Flows
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Six Months Ended June 30,		(Decrease) to
			Net Cash Flow
	2012	2011	Amount
Cash provided by (used in):
Operating activities	$8,212	$(1,532)	$9,744
Investing activities	(8,512)	(14,574)	(6,062)
Financing activities	4,720	3,547	1,173

 Operating Activities.    We generated cash from operations of $8,212 for the six months ended June 30, 2012 compared to cash used in operations of $1,532 for the comparable period in 2011. The $9,744 increase in cash flows from operations was primarily driven by an increase in Revenues and favorable movement in operating working capital. The change in working capital was primarily driven by a decrease in Accounts Receivable during the six months ended June 30, 2012 as compared to an increase for the comparable period in 2011.
Investing Activities.    We used cash in investing activities of $8,512 during the six months ended June 30, 2012 compared to $14,574 during the comparable period in 2011. The $6,062 decrease in cash used in investing activities was primarily driven by a decline in property and equipment purchases during the first quarter of 2012, as compared to the first quarter of 2011.
Financing Activities.    We generated cash in financing activities of $4,720 during the six months ended June 30, 2012 compared to $3,547 during the comparable period in 2011. The $1,173 increase in financing proceeds was primarily driven by proceeds received from the issuance of our Senior Secured Notes during the second quarter of 2012.
Cash Position, Working Capital and Indebtedness
As of June 30, 2012, our total Cash and cash equivalents were $23,385 and we had total indebtedness of approximately $715,828. Working capital (defined as current assets (excluding Cash and cash equivalents) less current liabilities (excluding current portion of long-term debt)) was $107,067 at June 30, 2012, compared to $107,482 at December 31, 2011, a decrease of $415.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Contractual Obligations and Commercial Commitments
Senior Secured Notes
On April 20, 2012, SITEL, LLC and SITEL Finance Corp. (together with SITEL, LLC, the “Issuers”) completed the issuance of $200 million in aggregate principal amount of 11% Senior Secured Notes due 2017, at an issue price equal to 96% of their face value. The Senior Secured Notes mature on August 1, 2017 and bear interest at a rate of 11% per annum, payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2012.
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

(in thousands of U.S. dollars, except share and per share data)

borrowings in an aggregate principal amount of approximately $760,000, which includes $85,000 of Revolvers maturing on January 30, 2013, consisting of a $50,000 U.S. revolver, a $7,000 Canadian revolver (made available in Canadian dollars) and a $28,000 U.K. revolver (made available in Euro and British pound sterling), and $675,000 of Term Loans maturing on January 30, 2017, consisting of a $550,000 U.S. term loan, a € 51,400 Euro term loan, and a £30,000 British pound sterling term loan. SITEL, LLC is the borrower under the U.S. term loan and the U.S. revolver, ClientLogic Holding Limited is the borrower under the Euro term loan, the British pound sterling term loan and the U.K. revolver, and Sitel Canada Corporation (formerly known as ClientLogic Canada Corporation) is the borrower under the Canadian revolver. We used the proceeds from the Senior Secured Credit Facility to repay our August 2006 credit facility and to fund recent acquisitions, including the acquisition of Legacy SITEL on January 30, 2007.
As of June 30, 2012, we had an aggregate of $223,663 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $223,663 of Term Loans and $0 of Revolvers. Our Term Loans consisted of $177,973 outstanding on the U.S. term loan, $27,436 outstanding on the Euro term loan, and $18,254 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,141 as of that date. As of June 30, 2012, we had $83,859 available for additional borrowings under our Revolvers.
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

Interest
As of June 30, 2012, the Term Loans mature in January 2017. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75% or the higher of (i) the federal funds rate

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

plus 0.50% or (ii) the banks' prime rate, plus the applicable margin of 5.75%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for the notional amount of $350,000 against our Term Loans that was based on a rate of 4.91% versus three month LIBOR for the first nine months of 2011. In November 2011, we amended our interest rate swap agreement to reduce the rate to 2.315% effective September 30, 2011, and to reduce the notional amount to $175,000 as of March 31, 2012.
As of June 30, 2012, the non-extended Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 5.50%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%.
At June 30, 2012, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 9.07%. At June 30, 2012, the weighted average rate on the Revolvers was 8.62%. Specified interest rates for the Euro term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of June 30, 2012. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout 2012.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At June 30, 2012, the future lease commitments relating to our operating leases were $138,704. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through June 19, 2013, and are renewed as required. The outstanding commitment on these obligations at June 30, 2012 was $1,141.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012. As of June 30, 2012, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 30, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
For a detailed discussion of the risks and uncertainties associated with our business see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012, as updated in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 2, 2012. There have been no material changes to these risk factors since those reports.

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

SITEL Worldwide Corporation

Date:	August 8, 2012	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)