Form 10-Q
period 2012-09-30
SITEL Worldwide Corp
filed 2012-11-06
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 1000
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	October 31, 2012
Class A, $0.01 par value	29,785,866
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$19,022	$19,337
Accounts receivable (net of allowance for doubtful accounts of $2,752 and $3,129, respectively)	253,112	247,292
Prepaids and other current assets	65,212	61,364
Total current assets	337,346	327,993
Property and equipment, net	95,077	100,468
Goodwill	117,717	117,710
Other intangible assets, net	44,543	49,965
Deferred income taxes	13,912	17,156
Other noncurrent assets	39,291	35,912
Total assets	$647,886	$649,204
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$23,098	$24,556
Accrued payroll and benefits	85,746	73,437
Accrued liabilities and other	84,392	99,974
Income taxes payable	2,687	2,921
Current portion of capital lease obligations	3,078	3,571
Total current liabilities	199,001	204,459
Long-term debt	711,885	692,840
Capital lease obligations	2,423	4,373
Deferred income taxes	9,950	10,283
Other noncurrent liabilities	60,722	61,931
Total liabilities	983,981	973,886

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	September 30, 2012	December 31, 2011
Commitments and contingencies (see Note 9)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 48,244 shares issued and outstanding at September 30, 2012 and December 31, 2011	70,082	64,292
Series C, $0.01 par value; 30,983 shares issued and outstanding at September 30, 2012 and December 31, 2011	50,759	44,641
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at September 30, 2012 and December 31, 2011	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 32,094,720 shares (including 1,773,975 restricted shares) and 31,977,536 shares (including 1,810,475 restricted shares) issued at September 30, 2012 and December 31, 2011, respectively; 29,629,613 shares and 29,512,429 shares outstanding at September 30, 2012 and December 31, 2011, respectively	303	302
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at September 30, 2012 and December 31, 2011	882	882
Class C, $0.01 par value; 6,751,263 shares issued and outstanding at September 30, 2012 and December 31, 2011	68	68
Additional paid-in capital	364,907	376,629
Accumulated deficit	(783,645)	(765,508)
Accumulated other comprehensive loss	(31,789)	(38,326)
Stock subscriptions receivable	(1,852)	(1,852)
Treasury shares, at cost	(8,475)	(8,475)
Total stockholders’ deficit	(456,936)	(433,615)
Total liabilities and stockholders’ deficit	$647,886	$649,204
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$348,118	$359,117	$1,059,009	$1,051,843
Operating expenses
Costs of services*	224,523	231,351	690,647	683,185
Selling, general, and administrative expenses*	89,530	96,314	275,497	275,496
Depreciation and amortization of property and equipment	8,658	9,294	25,119	26,769
Amortization of intangible assets	1,628	3,205	5,422	10,064
Restructuring and exit charges	4,147	5,647	9,559	14,932
(Gain) loss on foreign currency transactions	(1,115)	3,127	3,703	279
Impairment and loss (gain) on disposal of assets	519	(470)	1,510	(95)
Other expense, net	415	59	335	829
Operating income	19,813	10,590	47,217	40,384
Interest and other financing costs, net	22,108	16,733	63,735	49,465
Loss before income taxes	(2,295)	(6,143)	(16,518)	(9,081)
Income tax (benefit) provision	(2,538)	8,917	1,619	9,354
Net income (loss)	243	(15,060)	(18,137)	(18,435)
Other comprehensive income (loss)
Foreign currency translation adjustments	2,648	(6,139)	2,561	(4,489)
Unrealized (loss) gain on derivative valuation, net of tax of $3,237, $0, $3,237, and $0, respectively	(474)	(3,828)	4,318	(7,978)
Unrecognized pension (loss) gain, net of tax of $0	(117)	30	(342)	65
Total other comprehensive income (loss)	2,057	(9,937)	6,537	(12,402)
Comprehensive income (loss)	$2,300	$(24,997)	$(11,600)	$(30,837)
* Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2011	31,965,438	88,281,647	6,751,263	$302	$882	$68	$376,629	$(765,508)	$(387,627)
Restricted shares forfeited	(36,500)	—	—	—	—	—	—	—	—
Non-cash stock granted	165,782	—	—	1	—	—	186	—	187
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(11,908)	—	(11,908)
Unrecognized pension loss, net of tax	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative, net of tax of $3,237	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(18,137)	(18,137)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Balances at September 30, 2012	32,094,720	88,281,647	6,751,263	$303	$882	$68	$364,907	$(783,645)	$(417,485)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/ Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2011	$(387,627)	$(29,091)	$1,518	$(10,753)	$2,665	$(1,852)	2,465,107	$(8,475)	$(433,615)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Non-cash stock granted	187	—	—	—	—	—	—	—	187
Preferred B and C stock accretion and BCF	(11,908)	—	—	—	—	—	—	—	(11,908)
Unrecognized pension loss, net of tax	—	—	(342)	—	—	—	—	—	(342)
Unrealized gain on derivative, net of tax of $3,237	—	—	—	4,318	—	—	—	—	4,318
Net loss	(18,137)	—	—	—	—	—	—	—	(18,137)
Foreign currency translation adjustment	—	2,561	—	—	—	—	—	—	2,561
Balances at September 30, 2012	$(417,485)	$(26,530)	$1,176	$(6,435)	$2,665	$(1,852)	2,465,107	$(8,475)	$(456,936)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(18,137)	$(18,435)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	30,541	36,833
Deferred income taxes	218	1,290
Non-cash derivative activity	1,417	4,371
Amortization of debt issue costs and OID	2,740	1,835
Impairment of long-term assets	1,633	—
Non-cash interest expense	10,927	9,398
Other non-cash items, net	(3,173)	(1,139)
Change in book overdrafts	(3,391)	(1,640)
Changes in working capital, net	(4,688)	(31,560)
Net cash provided by operating activities	18,087	953
Cash flows from investing activities
Purchases of property and equipment	(20,992)	(30,150)
Proceeds from disposition of property and equipment	265	645
Net cash used in investing activities	(20,727)	(29,505)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(567,048)	(387,889)
Proceeds from long-term debt	387,851	412,378
Proceeds from issuance of Senior Secured Notes	192,000	—
Payment of interest rate swap	(3,172)	—
Payments of debt issue costs	(6,874)	(1,896)
Net cash provided by financing activities	2,757	22,593
Effect of exchange rate on cash and cash equivalents	(432)	(344)
Net change in cash and cash equivalents	(315)	(6,303)
Cash and cash equivalents:
Beginning of period	19,337	29,894
End of period	$19,022	$23,591
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

1.	Overview and Basis of Presentation
Overview
SITEL Worldwide Corporation, including consolidated subsidiaries, ("Sitel," "we," "our," or the "Company") is a majority-owned subsidiary of Onex Corporation (“Onex”) and is one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound telephonic services, however we believe we are an industry leader in providing services through other expanding communication channels, such as social media, online chat, e-mail, and interactive voice response. We serve a broad range of industry end-markets, including technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare, and government.
Our worldwide operations are organized geographically and are grouped into two reporting segments: (1) North America, Latin America, and Asia Pacific (“Americas”) and (2) Europe, the Middle East, and Africa (“EMEA”). Each reporting segment performs substantially the same services for clients.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. Certain items have been reclassified from their prior period classifications to conform to the current year presentations. These reclassifications had no effect on net income or stockholders' equity as previously reported. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 22, 2012. The Company’s interim Condensed Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
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
In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment," to establish an optional two-step analysis for impairment testing of indefinite-lived intangible assets other than goodwill. Under the two-step analysis, an entity would perform a qualitative analysis first, whereby evaluating the totality of qualitative factors that impact whether an indefinite-lived intangible asset has a carrying amount that is more likely than not to exceed its fair value. The entity would then proceed to conducting the quantitative assessment. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are currently assessing the impact of ASU 2012-02 on our financial statements and related disclosures.
There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.
Out of Period Adjustments
During the nine months ended September 30, 2012, we identified prior period accounting errors related to the ineffective portion of certain foreign currency hedging instruments and the overstatement of an other receivable. These errors were not material to prior years' financial statements and are not expected to be material to the 2012 results. Therefore, we recorded the error corrections in the same quarters they were identified, which decreased income before taxes and increased net loss by approximately $517 for the first quarter of 2012 and $390 for the third quarter of 2012. The aggregate impact of the corrections for the nine months ended September 30, 2012 was a $907 decrease in income before taxes and an increase in net loss.

2.	Property and Equipment
The composition of property and equipment is as follows:

	September 30, 2012	December 31, 2011
Land	$3,554	$3,554
Buildings and improvements	29,570	28,770
Leasehold improvements	58,649	63,042
Computer software	42,277	40,681
Equipment	158,538	151,389
Furniture and fixtures	29,068	28,107
Total original cost	321,656	315,543
Less: Accumulated depreciation and amortization	(233,038)	(225,964)
Net, excluding construction in progress	88,618	89,579
Construction in progress	6,459	10,889
Property and equipment, net	$95,077	$100,468
Depreciation expense was $8,658 for the third quarter of 2012 and $25,119 for the first nine months of 2012, compared to $9,294 and $26,769 for the same periods in 2011, respectively.

3.	Goodwill and Other Intangible Assets
The carrying amount of Goodwill increased $7 during the nine month period ended September 30, 2012, solely due to foreign currency translation.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The following table presents our Other intangible assets as of September 30, 2012:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(81,163)	$8,523
Trademark and trade name	40,200	(4,180)	36,020
	$129,886	$(85,343)	$44,543
The following table presents our Other intangible assets as of December 31, 2011:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(75,741)	$13,945
Trademark and trade name	40,200	(4,180)	36,020
	$129,886	$(79,921)	$49,965
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $1,628 for the third quarter of 2012 and $5,422 for the first nine months of 2012. Amortization expense for the same periods of 2011 was $3,205 and $10,064, respectively. Amortization is estimated to be approximately $7,039 for the year ended December 31, 2012.

4.	Restructuring and Exit Activities
We continue to evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. The total costs of such restructuring activities that were initiated during 2012 are expected to be $11,417. These activities are expected to be completed in the fourth quarter of 2012. For these activities, the remaining severance-related accrual of $4,019 and facility exit costs accrual of $1 are expected to be paid during the remainder of 2012. For restructuring activities initiated in 2011, the remaining severance-related accrual of $539 is expected to be paid by the end of 2012, and the remaining accrual for facility exit costs of $3,925 is expected to be paid during the remainder of 2012 through the year 2016 as the related leases expire.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activities initiated in 2012 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2011	$—	$—	$—
Costs accrued (offset was to expense)	7,027	132	7,159
Cash payments	(3,006)	(131)	(3,137)
Foreign exchange and other	(2)	—	(2)
September 30, 2012	$4,019	$1	$4,020
Current portion of restructuring included in Accrued liabilities and other	$4,019	$1	$4,020
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$—	$—

Activity not reflected within the restructuring liability:
Costs expensed	$245	$11	$256
Cash payments	$(223)	$(11)	$(234)
Restructuring expense during the three and nine months ended September 30, 2012 for activities initiated in 2012 was $1,863 and $4,937, respectively, for EMEA and $1,639 and $2,478, respectively, for the Americas.
The liability for restructuring activities initiated in 2011 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2011	$7,178	$5,282	$12,460
Costs accrued (offset was to expense)	850	1,278	2,128
Cash payments	(7,554)	(2,960)	(10,514)
Foreign exchange and other	65	325	390
September 30, 2012	$539	$3,925	$4,464
Current portion of restructuring included in Accrued liabilities and other	$539	$1,181	$1,720
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$2,744	$2,744

Activity not reflected within the restructuring liability:
Costs expensed	$1	$15	$16
Cash payments	$(332)	$(15)	$(347)
Restructuring expense during the three and nine months ended September 30, 2012 for activities initiated in 2011 was $186 and $1,275, respectively, for EMEA and was $459 and $869, respectively, for the Americas. Cumulative restructuring costs related to such activities are $16,865 as of September 30, 2012, of which $10,815 relates to EMEA and $6,050 relates to the Americas. No significant additional costs are expected to be incurred.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
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

		Facility
		Exit and
	Severance	Other	Total
December 31, 2011	$187	$206	$393
Costs accrued (offset was to expense)	—	—	—
Cash payments	(87)	—	(87)
Foreign exchange	(32)	(1)	(33)
September 30, 2012	$68	$205	$273
The remaining accrual for all restructuring and exit activities related to the purchase price allocation is recorded as $273 in Accrued liabilities and other.

5.	Long-Term Debt
The composition of Long-term debt is as follows:

	September 30, 2012	December 31, 2011
Senior Notes	$294,040	$293,489
Senior Secured Notes	192,499	—
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	—	20,100
Canadian revolver	—	5,668
U.K. revolver	—	20,828
Term Loans:
U.S. dollar term loan	177,973	286,740
Euro term loan	28,364	38,932
British pound sterling term loan	19,009	27,083
Total debt	711,885	692,840
Less: Debt maturing within one year	—	—
Total long-term debt	$711,885	$692,840
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
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
During the second quarter of 2012, the Senior Secured Credit Facility was amended to, among other things, allow for the issuance and sale of the Senior Secured Notes; to allow for the flexibility to prepay the amounts outstanding under the non-extended term loans and to refinance, extend or replace the Revolvers; and to modify our leverage covenant and interest coverage covenant ratios. As part of this amendment, we also modified the currency mix on the revolver commitments to consist only of U.S. Dollar and Canadian Dollar amounts and terminated the British Pound Sterling revolver commitment. Additionally during the second quarter of 2012, extension of certain remaining tranches of our Revolvers in exchange for paying an increased interest rate resulted in the following tranches of our Senior Secured Credit Facility:

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
The non-extended Revolvers mature in January 2013. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 5.50%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%. At September 30, 2012 and December 31, 2011, we had $83,844 and $37,460 available under the Revolvers.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Borrowings under the Senior Secured Credit Facility are collateralized by interests granted in a substantial portion of our worldwide assets and are guaranteed by certain subsidiary guarantors.
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
Future maturities of the Company's outstanding long-term debt as of September 30, 2012 are summarized as follows:

2012	$—
2013	—
2014	—
2015	—
2016	—
2017 and thereafter	725,346
Total debt payments	725,346
Less amount representing unamortized debt discount	(13,461)
Total debt balance at September 30, 2012	$711,885

6.	Redeemable Preferred Stock
We are authorized to issue in series up to 20,000,000 shares of preferred stock with a par value of $0.01. Our Board of Directors determines the voting rights, dividend policy, and conversion rights of each series of these preferred shares. To date, we have authorized the issuance of two series of preferred shares—Series B and Series C. The majority of each series of these preferred shares are held by Onex and other related parties. Each series has a mandatory redemption date of July 2, 2018 for cash and the right to be converted, at any time through the redemption date at the option of the holder, into the Company's Class A Voting Common Stock (initially at $1.50 per share for Series C and $4.85 per share for Series B), in settlement of these obligations (including all accumulated and unpaid dividends through the redemption date). The net value of the preferred shares is recorded as Redeemable preferred stock (outside of permanent equity).
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of our Board of Directors, accounting guidance requires that we account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. We have determined that the value is immaterial as of September 30, 2012 and December 31, 2011, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At September 30, 2012 and December 31, 2011, the number of shares of Series C Preferred Stock issued and outstanding was 30,983.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at September 30, 2012 of $50,759 is net of deferred financing costs of $238 and the BCF of $3,479. The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at December 31, 2011 of $44,641 is net of deferred financing costs of $269 and the BCF of $3,720. The Series C Preferred Stock ranks senior to each other class of the Company's stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.
Series B Preferred Stock
On April 3, 2008, we authorized the issuance of 125,000 shares of Series B Preferred Stock. At September 30, 2012 and December 31, 2011, the number of shares of Series B Preferred Stock issued and outstanding was 48,244.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at September 30, 2012 of $70,082 and at December 31, 2011 of $64,292, is net of deferred financing costs of $409 and $462, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

7.	Income Taxes
The effective tax rate of (9.80)% for the nine months ended September 30, 2012 differs from the effective tax rate of (103.01)% for the same period of 2011 as the third quarter of 2011 includes the impact of the release of a valuation allowance on the deferred tax assets of our Australian subsidiary, resulting in a benefit of $6,132, which was offset by the valuation allowance established on our German subsidiary, resulting in expense of $8,836; while the third quarter of 2012 includes a benefit for intra-period allocations to continuing operations of $3,237, a greater benefit resulting from the release of tax reserves related to certain foreign income tax matters of $1,065 and the favorable impact of foreign tax treaties of $1,548 over a larger pre-tax book loss when compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we recognized tax expense on a consolidated book loss because tax expense in certain profitable jurisdictions cannot be offset by tax benefit in loss jurisdictions due to the existence of valuation allowance in these jurisdictions.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the third quarter of 2012, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $3,237 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges and an offsetting non-cash income tax benefit of $3,237 in continuing operations.
Our gross unrecognized tax benefits (excluding interest and penalties) increased to $38,563 from $37,921 at September 30, 2012 and December 31, 2011, respectively, primarily resulting from currency translations exceeding the release of certain foreign tax reserves. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $37,507. We believe that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $3,553 as a result of statute expirations or final resolution.

8.	Employee Benefits and Compensation
We have defined benefit pension plans covering certain employees outside of the U.S. These plans are administered by a third party and include limited activity. The components of the net pension liability of $3,812 at September 30, 2012 and $3,357 at December 31, 2011 are included in Other noncurrent liabilities and Other noncurrent assets. Net periodic pension cost consisted of the following:

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	130	152	385	486
Interest cost	81	64	245	142
Expected return on plan assets	(71)	—	(210)	—
Past service costs	40	40	118	117
Amortization of actuarial gains and losses	(154)	2	(458)	(39)
Net periodic pension cost	26	258	80	706
We also sponsor various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans were $135 in the third quarter of 2012 and $313 in the nine months ended September 30, 2012. Expenses related to these plans in the same periods of 2011 were $44 and $234, respectively.

9.	Commitments and Contingencies
The Company and its subsidiaries from time to time are subject to legal claims arising in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it believes, based upon currently available facts, that adequate provision for such claims has been made. However, adverse developments could negatively impact earnings in particular future fiscal periods.
On July 21, 2009, one of our former clients filed an action against us in United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleges that we failed to maintain certain call recordings on behalf of such client and seeks actual damages or, in the alternative, “liquidated” damages in the amount of $33,500. On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid service fees. Discovery has now been completed and on October 15, 2012, the parties each filed separate motions for summary judgment on various issues including the enforceability of the alleged “liquidated damages” provision as well as the validity of our counterclaim of $1,202 in unpaid fees. No trial date has been set by the court. Due to the fact that the resolution of this matter depends in large part on a determination of whether the alleged “liquidated damages” provision asserted by the plaintiff is enforceable and the resolution of coverage issues with our insurer, we are unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. Our insurance carrier has indicated that actual damages likely would be covered, but has thus far denied coverage of the claimed "liquidated damages.” In March 2012, we filed a declaratory judgment action against our insurance company in the United States District Court for the Middle District of Tennessee seeking a declaration of our rights under the applicable policy of insurance. That matter remains pending. No reserve has been recorded as of September 30, 2012 and December 31, 2011.
In July 2010, our wholly owned subsidiary, National Action Financial Services, Inc., now known as NA Liquidating Company, Inc. ("NA"), was served with a purported class action lawsuit in United States District Court for the Northern District of Illinois. The complaint alleged NA placed automated calls to plaintiff's cell phone without his consent, allegedly in violation of the federal Telephone Consumer Protection Act (“TCPA”). NA made a demand upon its insurance carrier for coverage under its errors and omissions insurance policy. The insurance carrier denied the existence of a duty to defend or indemnify NA for the claims at issue relying on certain exclusions in the policy. The parties have now settled this matter with court approval on a non-recourse basis to NA by requiring us to assign certain rights to insurance recoveries for the benefit of the class plaintiffs in exchange for a release of all class claims and a covenant not to execute the agreed judgment against NA. The plaintiffs initiated a declaratory judgment action against our insurance carrier in an attempt to recover their judgment. NA is not a party to that action.
In April 2011, NA was served with a purported class action filed in United States District Court for the Eastern District of Michigan. The complaint alleged violations of the federal Fair Debt Collection Practices Act (“FDCPA”) and the TCPA for calls to plaintiff's cell phone in an attempt to collect a debt not owed by the plaintiff. The complaint also allege pre-recorded message calls to debtors on their cell phones by means of an automated dialing device, without having received permission from the recipients of the calls in violation of the TCPA. NA filed a motion to dismiss, which was granted in part and denied in part, with the TCPA claim surviving as well as certain of the FDCPA claims. As of September 30, 2012, discovery was ongoing, and a

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

reserve of $84 was recorded related to this matter. Subsequent to September 30, 2012, the parties have engaged in settlement discussions. No reserve was recorded as of December 31, 2011.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately 3,500 Brazilian Reais (equivalent to approximately $1,700 as of September 30, 2012) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately 7,700 Brazilian Reais (equivalent to approximately $3,800 as of September 30, 2012), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the 7,700 Brazilian Reais assessment. SITEL Brazil deposited 7,700 Brazilian Reais with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of September 30, 2012 and December 31, 2011.

10.	Derivative Financial Instruments
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Our policies allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure, but do not allow derivatives to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to our Board of Directors at least annually.
Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of September 30, 2012, we had forward contracts maturing within the next seventeen months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $2,923 and $1,961 and as Other noncurrent liabilities of $9,499 and $7,845 as of September 30, 2012 and December 31, 2011, respectively.
For the three and nine months ended September 30, 2012, we recorded losses of $820 and $3,172, respectively, for settled interest payments, compared to $4,173 and $12,280 for the three and nine months ended September 30, 2011. Additionally, there was a mark-to-market valuation increase in the liability of $1,401 and $2,616 for the three and nine months ended September 30, 2012, compared to a reduction of $4,356 and $11,632 for the same periods in 2011. These amounts are reflected in Interest and other financing costs, net.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$2,158	$1,112	Accrued liabilities and other	$(2,003)	$(7,222)
Foreign exchange contracts	Other noncurrent assets	334	—	Other noncurrent liabilities	(356)	(878)
Total		$2,492	$1,112		$(2,359)	$(8,100)
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$(2,923)	$(1,961)
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	(9,499)	(7,845)
Foreign exchange contracts	Prepaids and other current assets	352	95	Accrued liabilities and other	(1,048)	(2,216)
Foreign exchange contracts	Other noncurrent assets	11	7	Other noncurrent liabilities	(31)	(264)
Total		$363	$102		$(13,501)	$(12,286)
Total derivatives		$2,855	$1,214		$(15,860)	$(20,386)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011
Foreign exchange contracts	$2,300	$(2,273)	COS and SG&A	$(463)	$1,555
Total	$2,300	$(2,273)		$(463)	$1,555

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Foreign exchange contracts	$5,549	$(2,961)	COS and SG&A	$(2,006)	$5,017
Total	$5,549	$(2,961)		$(2,006)	$5,017
For the three and nine months ended September 30, 2012 we recorded (losses) gains of $(299) and $(1,278), respectively, compared to $946 and $3,061, respectively, for the same periods in 2011 to Cost of services. For the three and nine months ended September 30, 2012, we recorded (losses) gains of $(164) and $(728), respectively, compared to $609 and $1,956, respectively, for the same periods in 2011 to Selling, general, and administrative expenses for the effective portion of settled hedge contracts. We expect unrealized losses of $493 will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and Selling, general and administrative expenses over the next twelve months. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2012.
For the three and nine months ended September 30, 2012 we recognized a (loss) gain on foreign currency transactions related to the ineffective portion of the derivative instruments of $(28) and $202, respectively, compared to $220 and $(162), respectively, for the same periods in 2011.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Foreign exchange contracts	COS and SG&A	$897	$15	$1,155	$26
Foreign exchange contracts	Foreign currency transactions	(497)	1,061	461	895
Total		$400	$1,076	$1,616	$921
For the three and nine months ended September 30, 2012, we recorded gains of $538 and $693, respectively, compared to gains of $9 and $16, respectively, for the same periods in 2011 to Cost of services. For the three and nine months ended September 30, 2012, we recorded gains of $359 and $462, respectively, compared to gains of $6 and $10, respectively for the

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

same periods in 2011 to Selling, general, and administrative expenses (“SG&A”) for derivatives not designated as hedging contracts.
Current Contracts
At September 30, 2012, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	179,173
Total	$354,173

11.	Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities. The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $711,885 and $692,840 at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of such debt was $692,000 and $610,000 at September 30, 2012 and December 31, 2011, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs.
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
The following tables summarize the value of financial instruments by the pricing levels defined above as of September 30, 2012 and December 31, 2011. There were no transfers between pricing levels for the nine month period ended September 30, 2012.

	Fair Value Measurements at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$2,855	$—	$2,855	$—
Total	$2,855	$—	$2,855	$—
Liabilities
Foreign currency forward contracts	$3,438	$—	$3,438	$—
Interest rate derivative instrument	12,422	—	12,422	—
Total	$15,860	$—	$15,860	$—

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,214	$—	$1,214	$—
Total	$1,214	$—	$1,214	$—
Liabilities
Foreign currency forward contracts	$10,580	$—	$10,580	$—
Interest rate derivative instrument	9,806	—	9,806	—
Total	$20,386	$—	$20,386	$—
We value derivatives based on current market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. Our interest rate derivative instrument is a pay-fixed, receive-variable, interest rate swap based on LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swap and therefore is considered a level 2 item. Our foreign currency forward contracts are contracts to buy foreign currency at a fixed rate for delivery on a specified future date or period. The foreign exchange rate is observable for the full term of the swap and is therefore also considered a level 2 item. The fair value measurement of a liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the Company's and counterparty's creditworthiness have also been factored into the fair value measurement of these derivative instruments.
We measure our intangible assets at fair value on a nonrecurring basis. These assets are classified in Level 3 of the fair value hierarchy. We test all existing goodwill and other indefinite-lived intangibles (trademark and trade name) for impairment at least annually and more frequently if circumstances indicate that the carrying amount exceeds fair value. We conduct annual impairment tests as of December 31.
We estimate the fair values of goodwill and other indefinite-lived intangibles utilizing multiple measurement techniques performed. The estimation is primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because our equity does not have an active trading market. Other unobservable inputs used in these valuations include managements' cash flow projections and estimated terminal growth rates. The valuation of Indefinite-lived intangible assets also includes an unobservable input for royalty rate, which is based on rates used by comparable industries. We then use a public company model (which uses peer group valuation metrics) to confirm the measurement.
We evaluate the remaining useful lives of definite-lived intangible assets (customer relationships) whenever events or circumstances warrant a revision to the remaining amortization period. The fair value of definite-lived intangible assets is based on estimated cash flows from the future use of the asset, discounted at a market derived weighted average cost of capital.
No impairment charges related to goodwill and other intangible assets were recorded during the three and nine months ended September 30, 2012 and 2011.
Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. Long-lived assets are tested for impairment on a quarterly basis. No impairment charges related to long-lived assets were recorded during the three and nine months ended September 30, 2012 and 2011.
We have certain annuity contracts included within Other noncurrent assets. These assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. Third-party recoverability information was used to assess the fair value of these annuity contracts. Based on our assessment, we determined that impairment charges should be recorded for the three and nine months ended September 30, 2012 of $498 and $1,633, respectively. The charges were primarily related to the impairment of the full value of certain annuity contracts in the Americas. No such charges were recorded during the three and nine months ended September 30, 2011.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

12.	Operating Segment and Geographical Information
Our two reportable segments, EMEA and the Americas, are organized by geographic operating units that portray similar economic characteristics. The segment information presented below reflects the internal management reporting that the chief operating decision maker ("CODM") uses to evaluate segment performance and allocate resources, which is solely based on segment revenues, gross margin (segment revenues less segment cost of sales), segment selling, general, and administrative (“SG&A”) expense, and the segment operating results as calculated below.
Certain Revenues, Costs of services, and SG&A amounts are excluded from the CODM evaluation of our segments, as the CODM believes they are not representative of segment performance. In addition, the CODM does not review assets or the associated depreciation and amortization at the reportable segment level. Therefore, we do not allocate these items to our reportable segments or present these items at the segment level in our internal management reporting. These unallocated amounts, as well as other income and expenses that are managed at the corporate level, are presented below in the reconciliation of segment operating results to our consolidated Loss before income taxes.
We have modified the previously reported segment disclosure to present the single measure, segment profitability, used by the CODM. We have also updated the financial information previously reported for our segments to exclude the items that are not used by our CODM to evaluate segment performance, as discussed above. These disclosure changes were made in order to reflect the segment information in our internal management reporting that is provided to and used by the CODM.

	September 30, 2012		September 30, 2011
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
EMEA
Revenues	$130,085	$413,055	$147,143	$450,351
Gross margin	39,243	122,694	43,391	130,187
SG&A	30,733	96,552	36,375	108,231
Segment operating results	$8,510	$26,142	$7,016	$21,956
GM%	30.2%	29.7%	29.5%	28.9%
SG&A%	23.6%	23.4%	24.7%	24.0%
Op Results%	6.5%	6.3%	4.8%	4.9%

Americas
Revenues	$218,135	$646,455	$211,065	$594,549
Gross margin	83,969	245,612	84,371	237,128
SG&A	51,549	152,668	49,294	136,741
Segment operating results	$32,420	$92,944	$35,077	$100,387
GM%	38.5%	38.0%	40.0%	39.9%
SG&A%	23.6%	23.6%	23.4%	23.0%
Op Results%	14.9%	14.4%	16.6%	16.9%

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	September 30, 2012		September 30, 2011
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Segment operating results:
EMEA	$8,510	$26,142	$7,016	$21,956
Americas	32,420	92,944	35,077	100,387
Total	40,930	119,086	42,093	122,343

Corporate and other(1)	6,865	26,221	10,641	29,181
Depreciation and amortization	10,286	30,541	12,499	36,833
Restructuring and exit charges	4,147	9,559	5,647	14,932
Other operating (income) expense(2)	(181)	5,548	2,716	1,013
Operating income	19,813	47,217	10,590	40,384
Interest and other financing costs, net	22,108	63,735	16,733	49,465
Loss before income taxes	$(2,295)	$(16,518)	$(6,143)	$(9,081)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the results of a de-consolidated subsidiary. These amounts were included within the Americas and EMEA segments in our previously reported segment information. The breakout of Corporate and other by Revenues was $(102) and $(501) for the three and nine months ended September 30, 2012, respectively, and $909 and $6,943 for the same periods in 2011, respectively. SG&A amounts included in Corporate and other were $7,248 and $26,277 for the three and nine months ended September 30, 2012, respectively, and $10,645 and $30,524 for the same periods in 2011, respectively.
(2) Includes amounts from the Condensed Consolidated Statements of Comprehensive Income (Loss) for (Gain) loss on foreign currency transactions, Impairment and loss (gain) on disposal of assets, and Other expense, net.

13.	Supplemental Condensed Consolidated Financial Information
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
The Condensed Consolidating Statements of Comprehensive Income and Loss are presented net of intercompany activity. The following supplemental financial information sets forth, on a consolidating basis based on the equity method of accounting, balance sheets, statements of comprehensive income and loss, and statements of cash flows for the Company, the Subsidiary Guarantors, and the Company's non-guarantor subsidiaries.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
September 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$5,084	$13,938	$—	$19,022
Accounts receivable (net of allowance for doubtful accounts)	—	—	97,513	155,599	—	253,112
Prepaids and other current assets	160,487	114	141,488	259,615	(496,492)	65,212
Total current assets	160,487	114	244,085	429,152	(496,492)	337,346
Property and equipment, net	544	—	32,010	62,523	—	95,077
Goodwill	—	—	16,690	101,027	—	117,717
Other intangible assets, net	—	—	16,104	28,439	—	44,543
Deferred income taxes	—	—	4,182	9,730	—	13,912
Investments in affiliates	(361,455)	380,706	42,763	—	(62,014)	—
Other noncurrent assets	2,905	90,704	43,578	23,746	(121,642)	39,291
Total assets	$(197,519)	$471,524	$399,412	$654,617	$(680,148)	$647,886
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$847	$48	$7,578	$14,625	$—	$23,098
Accrued payroll and benefits	124	—	12,750	72,872	—	85,746
Accrued liabilities and other	137,513	258,322	8,843	176,206	(496,492)	84,392
Income taxes payable	92	1	—	2,594	—	2,687
Current portion of capital lease obligations	—	—	1,497	1,581	—	3,078
Total current liabilities	138,576	258,371	30,668	267,878	(496,492)	199,001
Long-term debt	—	664,511	—	47,374	—	711,885
Capital lease obligations	—	—	684	1,739	—	2,423
Deferred income taxes	—	—	6,506	3,444	—	9,950
Other noncurrent liabilities	—	9,500	9,946	162,918	(121,642)	60,722
Total liabilities	138,576	932,382	47,804	483,353	(618,134)	983,981
Series B PIK preferred stock	70,082	—	—	—	—	70,082
Series C PIK preferred stock, net of beneficial conversion feature	50,759	—	—	—	—	50,759
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,253	—	536	168,887	(169,423)	1,253
Additional paid-in capital	364,907	105,786	657,892	305,238	(1,068,916)	364,907
Accumulated deficit	(783,645)	(566,644)	(255,759)	(322,707)	1,145,110	(783,645)
Accumulated other comprehensive (loss) income	(31,789)	—	(51,061)	19,846	31,215	(31,789)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(8,475)	—	—	—	—	(8,475)
Total stockholders' (deficit) equity	(456,936)	(460,858)	351,608	171,264	(62,014)	(456,936)
Total liabilities and stockholders' (deficit) equity	$(197,519)	$471,524	$399,412	$654,617	$(680,148)	$647,886

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$95,586	$252,532	$—	$348,118
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	56,278	168,245	—	224,523
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	5,752	33	20,702	63,043	—	89,530
Depreciation and amortization of property and equipment	168	—	2,427	6,063	—	8,658
Amortization of intangible assets	—	—	—	1,628	—	1,628
Restructuring and exit charges	2	—	591	3,554	—	4,147
Loss (gain) on foreign currency transactions	188	(880)	(1,226)	803	—	(1,115)
Other, net	(319)	25	(1)	1,229	—	934
Operating (loss) income	(5,791)	822	16,815	7,967	—	19,813
Interest and other financing costs, net	349	20,603	534	622	—	22,108
Equity in earnings of subsidiaries	(6,473)	(25,954)	(6,117)	—	38,544	—
Income (loss) before income taxes	333	6,173	22,398	7,345	(38,544)	(2,295)
Income tax provision (benefit)	90	—	(3,556)	928	—	(2,538)
Net income (loss)	243	6,173	25,954	6,417	(38,544)	243
Other comprehensive income
Foreign currency translation adjustments	2,648	—	714	3,120	(3,834)	2,648
Unrealized loss on derivative valuation, net of tax of $3,237	(474)	—	(21)	(453)	474	(474)
Unrecognized pension loss, net of tax of $0	(117)	—	—	(118)	118	(117)
Comprehensive income	$2,300	$6,173	$26,647	$8,966	$(41,786)	$2,300

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Nine Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$282,200	$776,809	$—	$1,059,009
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	168,955	521,692	—	690,647
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	19,454	142	61,972	193,929	—	275,497
Depreciation and amortization of property and equipment	514	—	7,255	17,350	—	25,119
Amortization of intangible assets	—	—	222	5,200	—	5,422
Restructuring and exit charges	2	—	1,215	8,342	—	9,559
(Gain) loss on foreign currency transactions	(47)	(552)	516	3,786	—	3,703
Other, net	(405)	24	—	2,226	—	1,845
Operating (loss) income	(19,518)	386	42,065	24,284	—	47,217
Interest and other financing costs, net	1,635	55,653	1,597	4,850	—	63,735
Equity in earnings of subsidiaries	(3,343)	(57,191)	(14,173)	—	74,707	—
(Loss) income before income taxes	(17,810)	1,924	54,641	19,434	(74,707)	(16,518)
Income tax provision (benefit)	327	—	(2,550)	3,842	—	1,619
Net (loss) income	(18,137)	1,924	57,191	15,592	(74,707)	(18,137)
Other comprehensive (loss) income
Foreign currency translation adjustments	2,561	—	71	3,601	(3,672)	2,561
Unrealized gain (loss) on derivative valuation, net of tax of $3,237	4,318	—	4,856	(538)	(4,318)	4,318
Unrecognized pension loss, net of tax of $0	(342)	—	—	(343)	343	(342)
Comprehensive (loss) income	$(11,600)	$1,924	$62,118	$18,312	$(82,354)	$(11,600)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended September 30, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$89,446	$269,671	$—	$359,117
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	51,249	180,102	—	231,351
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	7,877	73	20,494	67,870	—	96,314
Depreciation and amortization of property and equipment	117	—	2,342	6,835	—	9,294
Amortization of intangible assets	—	—	723	2,482	—	3,205
Restructuring and exit charges	—	—	2,028	3,619	—	5,647
(Gain) loss on foreign currency transactions	(381)	4,154	(144)	(502)	—	3,127
Other, net	(17)	—	(471)	77	—	(411)
Operating (loss) income	(7,596)	(4,227)	13,225	9,188	—	10,590
Interest and other financing (income) costs, net	(8)	13,143	299	3,299	—	16,733
Equity in earnings of subsidiaries	7,224	(10,269)	1,568	—	1,477	—
(Loss) income before income taxes	(14,812)	(7,101)	11,358	5,889	(1,477)	(6,143)
Income tax provision	248	—	1,089	7,580	—	8,917
Net (loss) income	(15,060)	(7,101)	10,269	(1,691)	(1,477)	(15,060)
Other comprehensive (loss) income
Foreign currency translation adjustments	(6,139)	—	(1,221)	(6,102)	7,323	(6,139)
Unrealized (loss) gain on derivative valuation, net of tax of $0	(3,828)	—	(5,306)	1,478	3,828	(3,828)
Unrecognized pension gain, net of tax of $0	30	—	—	30	(30)	30
Comprehensive (loss) income	$(24,997)	$(7,101)	$3,742	$(6,285)	$9,644	$(24,997)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Nine Months Ended September 30, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$251,546	$800,297	$—	$1,051,843
Operating expenses
Costs of services (exclusive of depreciation and amortization shown below)	—	—	145,585	537,600	—	683,185
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown below)	21,080	205	57,911	196,300	—	275,496
Depreciation and amortization of property and equipment	178	—	7,002	19,589	—	26,769
Amortization of intangible assets	—	—	2,178	7,886	—	10,064
Restructuring and exit charges	229	—	2,971	11,732	—	14,932
Loss (gain) on foreign currency transactions	155	2,449	613	(2,938)	—	279
Other, net	134	559	(465)	506	—	734
Operating (loss) income	(21,776)	(3,213)	35,751	29,622	—	40,384
Interest and other financing (income) costs, net	(26)	39,621	618	9,252	—	49,465
Equity in earnings of subsidiaries	(3,769)	(45,657)	(12,349)	—	61,775	—
(Loss) income before income taxes	(17,981)	2,823	47,482	20,370	(61,775)	(9,081)
Income tax provision (benefit)	454	—	1,825	7,075	—	9,354
Net (loss) income	(18,435)	2,823	45,657	13,295	(61,775)	(18,435)
Other comprehensive (loss) income
Foreign currency translation adjustments	(4,489)	—	531	(5,669)	5,138	(4,489)
Unrealized (loss) gain on derivative valuation, net of tax of $0	(7,978)	—	(9,112)	1,134	7,978	(7,978)
Unrecognized pension gain, net of tax of $0	65	—	—	65	(65)	65
Comprehensive (loss) income	$(30,837)	$2,823	$37,076	$8,825	$(48,724)	$(30,837)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(18,137)	$1,924	$57,191	$15,592	$(74,707)	$(18,137)
Undistributed equity in earnings of subsidiaries	(3,343)	(57,191)	(14,173)	—	74,707	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	514	—	7,477	22,550	—	30,541
Deferred income taxes	—	—	(3,237)	3,455	—	218
Non-cash derivative activity	—	103	840	474	—	1,417
Amortization of debt issue costs and OID	—	2,549	—	191	—	2,740
Impairment of long-term assets	—	—	—	1,633	—	1,633
Non-cash interest and dividend expense (income)	—	11,029	(76)	(26)	—	10,927
Other non-cash items, net	189	—	(2,259)	(1,103)	—	(3,173)
Change in book overdrafts	—	127	(2,252)	(1,266)	—	(3,391)
Changes in working capital, net	20,835	(11,665)	(30,190)	16,332	—	(4,688)
Net cash provided by (used in) operating activities	58	(53,124)	13,321	57,832	—	18,087
Cash flows from investing activities
Purchases of property and equipment	(58)	—	(7,163)	(13,771)	—	(20,992)
Proceeds from disposition of property and equipment	—	—	—	265	—	265
Net cash used in investing activities	(58)	—	(7,163)	(13,506)	—	(20,727)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(501,568)	(1,074)	(64,406)	—	(567,048)
Proceeds from long-term debt	—	372,249	—	15,602	—	387,851
Proceeds from issuance of Senior Secured Notes	—	192,000	—	—	—	192,000
Payment of interest rate swap	—	(3,172)	—	—	—	(3,172)
Payments of debt issue costs	—	(6,385)	—	(489)	—	(6,874)
Net cash provided by (used in) financing activities	—	53,124	(1,074)	(49,293)	—	2,757
Effect of exchange rate on cash and cash equivalents	—	—	—	(432)	—	(432)
Net change in cash and cash equivalents	—	—	5,084	(5,399)	—	(315)
Cash and cash equivalents
Beginning of period	—	—	—	19,337	—	19,337
End of period	$—	$—	$5,084	$13,938	$—	$19,022

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(18,435)	$2,823	$45,657	$13,295	$(61,775)	$(18,435)
Undistributed equity in earnings of subsidiaries	(3,769)	(45,657)	(12,349)	—	61,775	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	178	—	9,180	27,475	—	36,833
Deferred income taxes	—	—	—	1,290	—	1,290
Non-cash derivative activity	—	(11,025)	6,634	8,762	—	4,371
Amortization of debt issue costs and OID	—	1,687	—	148	—	1,835
Non-cash interest and dividend expense (income)	—	8,606	(151)	943	—	9,398
Other non-cash items, net	141	—	(868)	(412)	—	(1,139)
Change in book overdrafts	—	—	(1,643)	3	—	(1,640)
Changes in working capital, net	22,855	25,027	(27,659)	(51,783)	—	(31,560)
Net cash provided by (used in) operating activities	970	(18,539)	18,801	(279)	—	953
Cash flows from investing activities
Purchases of property and equipment	(970)	—	(12,140)	(17,040)	—	(30,150)
Proceeds from disposition of property and equipment	—	—	(3,753)	4,398	—	645
Net cash used in investing activities	(970)	—	(15,893)	(12,642)	—	(29,505)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(383,591)	(1,345)	(2,953)	—	(387,889)
Proceeds from long-term debt	—	396,066	—	16,312	—	412,378
Payments of debt issue costs	—	(1,716)	—	(180)	—	(1,896)
Net cash provided by (used in) financing activities	—	10,759	(1,345)	13,179	—	22,593
Effect of exchange rate on cash and cash equivalents	—	—	—	(344)	—	(344)
Net change in cash and cash equivalents	—	(7,780)	1,563	(86)	—	(6,303)
Cash and cash equivalents
Beginning of period	—	7,780	—	22,114	—	29,894
End of period	$—	$—	$1,563	$22,028	$—	$23,591

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

14.	Subsequent Events
On October 5, 2012, the Company entered into an agreement to repurchase all of the shares of Class C Common Stock, Series B Preferred Stock and Series C Preferred Stock owned by each of JANA Piranha Master Fund, Ltd. (“Piranha”), JANA Nirvana Fund, L.P. and JANA Nirvana Master Fund, L.P. We are currently evaluating the accounting treatment for the stock repurchase, and will record the transaction in the fourth quarter of 2012.
In connection with the above stock repurchase agreement, on October 5, 2012 the Company and Piranha also entered into an amendment to the Class C Stockholders Agreement of SITEL Worldwide Corporation. We filed a Current Report on Form 8-K with the SEC on October 11, 2012 regarding the stock repurchase agreement and amendment. A copy of the amendment is attached as Exhibit 10.1 to the Form 8-K. The descriptions of the material terms of the amendment are qualified in their entirety by reference to such exhibit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Overview
We are one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services and back office support. The majority of our customer care services are inbound telephonic services, however we believe we are an industry leader in providing services through other expanding communication channels, such as social media, online chat, email and IVR. We serve approximately 260 clients, including over 55 Global Fortune 500® companies, across a broad range of industry end-markets, comprising technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare and government.
We strive to deliver value to our clients by reducing and variabilizing their operating costs, as well as increasing their revenue through improved customer satisfaction, increased retention and more effective other customer sales and interactions. This value proposition is evidenced by our strong client relationships, with the average tenure of our top 30 clients being approximately seven years. Many of our clients seek providers who offer a complete suite of customer care services tailored to the needs of their particular end-market. Our top ten clients utilize, on average, four of our services. We believe that cross-selling additional services to existing clients provides us with a significant opportunity to grow.
Our worldwide operations are organized geographically and are grouped into two reporting segments: (1) North America, Latin America, and Asia Pacific (“Americas”) and (2) Europe, the Middle East, and Africa (“EMEA”). Each reporting segment performs substantially the same services for clients.
Our global and flexible operating platform is one of the industry's most geographically diverse, with services delivered in 40 languages through a network of over 120 customer contact centers and related facilities located in 25 countries. We have approximately 41,000 employees based in the Americas and approximately 16,000 employees based in EMEA. Our blend of domestic, near-shore and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
We reported Revenues of $348,118 for the three months ended September 30, 2012, down 3.1%, or $10,999 compared to the same period in 2011. Excluding the unfavorable impact of foreign exchange translation related to the Euro of $22,100 for the third quarter of 2012, Revenues were up $11,101 or 3.1% compared to the third quarter of 2011. Revenues for the first nine months of 2012 were $1,059,009, an increase of 0.7%, or $7,166 compared to the same period in 2011. Excluding the unfavorable impact of foreign exchange translation related to the Euro of $46,300 for the nine months ended September 30, 2012, Revenues increased $53,466 or 5.1%, compared to the first nine months of 2011. We believe the increase is a result of our focus on client satisfaction, additional investment in sales and account management, and performance improvement. Selling, general and administrative expenses increased year-over-year due to higher revenues and investments in infrastructure, sales and account management, and foreign exchange movement. Finally, Operating income in the first nine months of 2012 was $47,217, a 16.9% increase from $40,384 in the first nine months of 2011. The increase in Operating income was primarily driven by decreases in restructuring costs and intangible asset amortization, partially offset by higher foreign exchange losses as compared to the same period in the prior year.
Forward-Looking Statements
This report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on the beliefs and assumptions of our management regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements discuss potential risks and uncertainties; therefore, our actual future results could be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date they were made. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the SEC. See the discussion in the “Risk Factors” and “Caution Concerning Forward-Looking Statements” sections of the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in such Annual Report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and segment data therein. Results for interim periods may not be indicative of the results for the full years. The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
Statement of Operations Data:
Revenues:
Americas	$218,135	$211,065	$7,070	3.3%
EMEA	130,085	147,143	(17,058)	(11.6)%
Corporate and other	(102)	909	(1,011)	(111.2)%
Total revenues	348,118	359,117	(10,999)	(3.1)%
Operating expenses:
Costs of services:
Americas	134,166	126,694	7,472	5.9%
EMEA	90,842	103,752	(12,910)	(12.4)%
Corporate and other	(485)	905	(1,390)	(153.6)%
Total costs of services	224,523	231,351	(6,828)	(3.0)%
Selling, general and administrative expenses:
Americas	51,549	49,294	2,255	4.6%
EMEA	30,733	36,375	(5,642)	(15.5)%
Corporate and other	7,248	10,645	(3,397)	(31.9)%
Total selling, general and administrative expenses	89,530	96,314	(6,784)	(7.0)%
Depreciation and amortization of property and equipment	8,658	9,294	(636)	(6.8)%
Amortization of intangible assets	1,628	3,205	(1,577)	(49.2)%
Restructuring and exit charges	4,147	5,647	(1,500)	(26.6)%
(Gain) loss on foreign currency transactions	(1,115)	3,127	(4,242)	(135.7)%
Impairment and loss (gain) on disposal of assets	519	(470)	989	(210.4)%
Other expense, net	415	59	356	603.4%
Operating income	19,813	10,590	9,223	87.1%
Interest and other financing costs, net	22,108	16,733	5,375	32.1%
Loss before income taxes	(2,295)	(6,143)	3,848	(62.6)%
Income tax (benefit) provision	(2,538)	8,917	(11,455)	(128.5)%
Net income (loss)	$243	$(15,060)	$15,303	(101.6)%
Revenues
We reported Revenues of $348,118 for the three months ended September 30, 2012, a decrease of 3.1%, or $10,999 compared to the same period in 2011. Excluding the $22,100 unfavorable impact of foreign exchange translation related to the Euro, of which $15,500 related to EMEA and $6,600 related to the Americas, consolidated Revenues increased $11,101 or 3.1% in the third quarter of 2012 as compared to the third quarter of 2011. Excluding the unfavorable impact of foreign exchange translation, Revenues in the EMEA segment slightly decreased by $1,558 or 1.1% to $145,585 for the three months ended

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

September 30, 2012 as compared to the same period in 2011. In the Americas, excluding the unfavorable foreign exchange translation impact, Revenues increased $13,670 or 6.5% to $224,735, in the third quarter of 2012 as compared to the three months ended September 30, 2011.
Increases in third quarter Revenues (excluding the impact of foreign exchange translation related to the Euro) were primarily attributable to approximately $6,000 in net growth of existing client campaigns, of which $10,200 related to the Americas region and a decline of $4,200 related to the EMEA region. In addition, revenue from new clients increased $16,300, with $8,700 attributable to the Americas region and $7,600 attributable to the EMEA region. These increases were partially offset by approximately $11,200 of attrition, of which $6,000 related to the Americas region and $5,200 related to the EMEA region.
Costs of Services
Costs of services decreased $6,828 or 3.0% for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The $12,910 decrease in EMEA was partially offset by the $7,472 increase in the Americas segment. The Costs of services movement for the quarter was in line with the period-over-period changes in segment Revenues. Overall, our Costs of services as a percentage of Revenues of 64.5% for the three months ended September 30, 2012 was consistent with the three months ended September 30, 2011.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) decreased $6,784 or 7.0% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.
The Americas segment SG&A expenses increased 4.6% for the three months ended September 30, 2012 when compared to the same period in 2011. The increase was driven by higher facilities costs and an investment in sales and account management. SG&A expense in the EMEA segment decreased 15.5%, for the third quarter of 2012 as compared to the third quarter of 2011. The decrease was primarily caused by the impact of foreign exchange rate fluctuations related to the Euro. Corporate and other SG&A expense also decreased from the prior year due to the impact of foreign exchange rate fluctuations related to the Euro and cost reduction actions. Overall, SG&A as a percentage of Revenues has decreased 110 basis points to 25.7%.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment decreased 6.8% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease was primarily the result of asset retirements during the current year, combined with fewer capital expenditures during the first nine months of 2012 as compared to the same period of prior year.
Amortization of Intangible Assets
Amortization of intangible assets decreased 49.2% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease was attributable to customer relationship intangible assets in the Americas becoming fully amortized during the first quarter of 2012.
Restructuring and Exit Charges
We continue to evaluate and assess our operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and shift the geographic mix of some of the Company's resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges decreased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Restructuring charges for the third quarter of 2012 included severance costs of $3,471 and site closure costs of $676, which are primarily ongoing lease and other contractual obligations.
During the three months ended September 30, 2012, 199 positions were eliminated, resulting in total restructuring charges of $3,502 and estimated annualized savings of $888. The total costs relating to restructuring activities initiated during 2012 are

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

expected to be $11,417. These activities are expected to be completed by the end of 2012. The remaining accruals for severance-related activities of $4,019 and facility exit costs of $1 are expected to be paid during the remainder of 2012.
In the third quarter of 2012, we recognized expense of $645 relating to restructuring activities that were initiated in 2011. These activities are expected to be completed by the end of 2016 as the related leases expire, and no significant additional costs are expected to be incurred. The remaining accrual for severance-related activities of $539 is expected to be paid by the end of 2012, and the remaining accrual for facility exit costs of $3,925 is expected to be paid during the remainder of 2012 through the year 2016 as the related leases expire.
(Gain) Loss on Foreign Currency Transactions
We recognized a gain on foreign currency transactions of $1,115 for the three months ended September 30, 2012 as compared to a loss of $3,127 for the three months ended September 30, 2011. The variance is attributable to foreign currency rate fluctuations, mostly related to changes in the U.S. Dollar against the Euro and the British Pound Sterling.
Impairment and Loss (Gain) on Disposal of Assets
We incurred an impairment loss of $519 in three months ended September 30, 2012. The loss was primarily related to impairment charges of $498 on certain annuity contracts in the Americas.
Interest and Other Financing Costs, Net
Interest and other financing costs increased $5,375 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase was primarily attributable to non-cash interest expense related to a mark-to-market loss associated with the interest rate swap and interest and debt financing fees related to the Senior Secured Notes. The increase was partially mitigated by lower interest payments associated with the amendment of our interest rate swap and partial pay down of our Term Loans.
Income Tax (Benefit) Provision
Our provision for income taxes decreased from a provision of $8,917 for the three months ended September 30, 2011 to a benefit of $2,538 for the three months ended September 30, 2012. The decrease in tax expense resulted primarily from the valuation allowance established in 2011 on our German subsidiary, resulting in expense of $8,836 recorded in the nine months ended September 30, 2011, while the third quarter of 2012 includes a benefit for intra-period allocations to continuing operations of $3,237.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the third quarter, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $3,237 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges in the Condensed Consolidated Statements of Comprehensive Income (Loss) and an offsetting non-cash income tax benefit of $3,237 in continuing operations.
Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such targets can be achieved and sustained throughout 2012, we may release all or a portion of the remaining valuation allowances with respect to these operations as early as the fourth quarter of 2012 or the second quarter of 2013. Such release would result in a benefit to the income tax rate and net income in the period of release.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and segment data therein. Results for interim periods may not be indicative of the results for the full years. The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Nine Months Ended September 30,		Dollar	Percentage
	2012	2011	Change	Change
Statement of Operations Data:
Revenues:
Americas	$646,455	$594,549	$51,906	8.7%
EMEA	413,055	450,351	(37,296)	(8.3)%
Corporate and other	(501)	6,943	(7,444)	(107.2)%
Total revenues	1,059,009	1,051,843	7,166	0.7%
Operating expenses:
Costs of services:
Americas	400,843	357,421	43,422	12.1%
EMEA	290,361	320,164	(29,803)	(9.3)%
Corporate and other	(557)	5,600	(6,157)	(109.9)%
Total costs of services	690,647	683,185	7,462	1.1%
Selling, general and administrative expenses:
Americas	152,668	136,741	15,927	11.6%
EMEA	96,552	108,231	(11,679)	(10.8)%
Corporate and other	26,277	30,524	(4,247)	(13.9)%
Total selling, general and administrative expenses	275,497	275,496	1	—%
Depreciation and amortization of property and equipment	25,119	26,769	(1,650)	(6.2)%
Amortization of intangible assets	5,422	10,064	(4,642)	(46.1)%
Restructuring and exit charges	9,559	14,932	(5,373)	(36.0)%
Loss on foreign currency transactions	3,703	279	3,424	1,227.2%
Impairment and loss (gain) on disposal of assets	1,510	(95)	1,605	(1,689.5)%
Other expense, net	335	829	(494)	(59.6)%
Operating income	47,217	40,384	6,833	16.9%
Interest and other financing costs, net	63,735	49,465	14,270	28.8%
Loss before income taxes	(16,518)	(9,081)	(7,437)	81.9%
Income tax provision	1,619	9,354	(7,735)	(82.7)%
Net loss	$(18,137)	$(18,435)	$298	(1.6)%
Revenues
We reported Revenues of $1,059,009 for the first nine months of 2012, an increase of 0.7%, or $7,166, compared to the same period in 2011. Excluding the $46,300 impact of foreign exchange translation related to the Euro, of which $35,100 related to EMEA and $11,200 related to the Americas, consolidated Revenues increased $53,466 or 5.1% for the nine months ended September 30, 2012 as compared to the first nine months of 2011. Excluding the unfavorable impact of foreign exchange translation, Revenues in the EMEA segment slightly decreased $2,196 or 0.5% to $448,155 for the nine months ended September 30, 2012 as compared to the same period in 2011. In the Americas, excluding the unfavorable foreign exchange

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

translation impact, Revenues increased $63,106 or 10.6% to $657,655 for the nine months ended September 30, 2012, as compared to the first nine months of 2011. Corporate and other Revenues decreased $7,444 for first nine months of 2012 compared to the same period of 2011.
Increases in Revenues (excluding the impact of foreign exchange translation related to the Euro) during the first nine months of 2012 were primarily attributable to approximately $31,300 in net growth of existing client campaigns, of which $39,300 of the increase related to the Americas region and a decline of $8,000 related to the EMEA region. In addition, revenue from new clients increased $52,800, with $30,600 of the increase attributable to the Americas region and $22,200 attributable to the EMEA region. These increases were partially offset by approximately $30,600 of attrition, of which $13,000 related to the Americas region and $17,600 related to the EMEA region.
Costs of Services
Costs of services increased $7,462 or 1.1% to $690,647 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Of the increase, $43,422 was attributable to the Americas, partially offset by decreases of $29,803 in EMEA and $6,157 in Corporate and other. In the Americas, Costs of services increases for the first nine months of 2012 were proportionately higher than the increase in Revenues primarily due to unfavorable foreign exchange movement related to the weakening of the United States Dollar against the Philippine Peso and isolated performance issues. Overall, our Costs of services as a percentage of Revenues of 65.2% for the nine months ended September 30, 2012 was consistent with the first nine months of 2011.
Selling, General, and Administrative Expenses
Our consolidated Selling, general, and administrative expenses (“SG&A”) for the nine months ended September 30, 2012 was consistent with the nine months ended September 30, 2011.
The EMEA segment reported a $11,679 or 10.8% decrease in SG&A for the nine months ended September 30, 2011 as compared the same period in 2011, which was primarily caused by the impact of foreign exchange rate fluctuations related to the Euro. SG&A in the Americas increased $15,927 or 11.6% in the first nine months of 2012 compared to the first nine months of 2011. The increase was primarily driven by a combination of higher Revenues, higher facilities costs, and an investment in sales and account management. Corporate and other SG&A decreased $4,247, or 13.9% for the nine months ended September 30, 2012 September 30, 2011 compared to the nine months ended September 30, 2011.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment decreased 6.2% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease was primarily the result of asset retirements during the current year, combined with fewer capital expenditures in the first nine months of 2012 as compared to the same period of the prior year.
Amortization of Intangible Assets
Amortization of intangible assets decreased 46.1% for the nine months ended September 30, 2012 as compared to $10,064 for the nine months ended September 30, 2011. The decrease was attributable to customer relationship intangible assets in the Americas becoming fully amortized during the first quarter of 2012.
Restructuring and Exit Charges
We continue to evaluate and assess our operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and shift the geographic mix of some of the Company's resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges decreased for the nine months ended September 30, 2012 as compared to the same period in 2011. Restructuring charges for the first nine months of 2012 included severance costs of $8,123 and site closure costs of $1,436, which are primarily related to ongoing lease and other contractual obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

During the nine months ended September 30, 2012, 678 positions were eliminated, resulting in total restructuring charges of $7,415 and estimated annualized savings of $6,212. Total costs relating to restructuring activities initiated in 2012 are expected to be $11,417, and such activities are expected to be completed by the end of 2012. The remaining accruals for severance-related activities of $4,019 and facility exit costs of $1 are expected to be paid during the remainder of 2012.
During the nine months ended September 30, 2012, we recognized expense of $2,144 relating to restructuring activities that were initiated in 2011. These activities are expected to be completed by the end of 2016 as the related leases expire, and no significant additional costs are expected to be incurred. The remaining accrual for severance-related activities of $539 is expected to be paid by the end of 2012. The remaining accrual for facility exit costs of $3,925 is expected to be paid during the remainder of 2012 through the year 2016 as the related leases expire.
Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $3,703 for the nine months ended September 30, 2012 as compared to a loss of $279 for the nine months ended September 30, 2011. The loss primarily related to the weakening of the Euro against the U.S. Dollar and the British Pound Sterling.
Impairment and Loss (Gain) on Disposal of Assets
Impairment and loss on disposal of assets was $1,510 for the nine months ended September 30, 2012. The loss was primarily related to impairment charges of $1,633 recognized during the first and third quarters of 2012 on certain of the Company's annuity contracts located in the Americas.
Interest and Other Financing Costs, Net
Interest and other financing costs increased $14,270 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase was primarily attributable to an increase in non-cash interest expense related to a mark-to-market loss associated with the interest rate swap and an increase in interest and debt financing fees related to the Senior Secured Notes. These increases were partially mitigated by lower interest payments associated with the amendment of our interest rate swap and the partial pay down of our Term Loans.
Income Tax Provision
Our provision for income taxes decreased from $9,354 for the nine months ended September 30, 2011 to $1,619 for the nine months ended September 30, 2012. The decrease in tax expense resulted primarily from the release of a valuation allowance on the deferred tax assets of our Australian subsidiary during the first quarter of 2011, resulting in a benefit of $6,132, offset by the valuation allowance established on our German subsidiary, resulting in expense of $8,836; while the third quarter of 2012 includes a benefit for intra-period allocations to continuing operations of $3,237, a greater benefit resulting from the release of tax reserves related to certain foreign income tax matters of $1,065, and the favorable impact of tax treaties of $1,548 when compared to the nine months ended September 30, 2011.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the third quarter, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $3,237 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges in the Condensed Consolidated Statements of Comprehensive Income (Loss) and an offsetting non-cash income tax benefit of $3,237 in continuing operations.
Management will continue to assess the Company’s ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such targets can be achieved and sustained throughout 2012, we may release all or a portion of the remaining valuation allowances with respect to these operations as early as the fourth quarter of 2012 or the second quarter of 2013. Such releases would result in a benefit to the income tax rate and net income in the period of release.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Client Concentration
Our ten largest clients represented approximately 36.1% and 36.4%, respectively, of our revenues for the three and nine months ended September 30, 2012, as compared to 38.0% and 37.6%, respectively, for the comparable periods in 2011. No client accounted for more than 10% of our total revenues during these periods.
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
Cash Flows
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Nine Months Ended September 30,		(Decrease) to
			Net Cash Flow
	2012	2011	Amount
Cash provided by (used in):
Operating activities	$18,087	$953	$17,134
Investing activities	(20,727)	(29,505)	(8,778)
Financing activities	2,757	22,593	(19,836)
Operating Activities.    We generated cash from operations of $18,087 during the nine months ended September 30, 2012, a $17,134 increase compared to the same period in 2011. The period-over-period increase was primarily driven by changes in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

operating working capital. We paid less cash for restructuring, taxes, and interest during the nine months ended September 30, 2012, which led the working capital changes.
Investing Activities.    Cash used in investing activities was $20,727 during the nine months ended September 30, 2012 compared to $29,505 during the comparable period in 2011. The $8,778 decrease was the result of a decline in property and equipment purchases during the first nine months of 2012, as compared to the first nine months of 2011.
Financing Activities.    Cash provided by financing activities was $2,757 during the nine months ended September 30, 2012 compared to $22,593 during the same period in 2011. The $19,836 decrease was driven by a pay down of our Revolvers and Term Loans during the nine months ended September 30, 2012, which was partially offset by proceeds received from the issuance of our Senior Secured Notes during the second quarter of 2012.
Cash Position, Working Capital and Indebtedness
As of September 30, 2012, our total Cash and cash equivalents were $19,022 and we had total indebtedness of $717,386. Working capital (defined as current assets (excluding Cash and cash equivalents) less current liabilities (excluding current portion of long-term debt)) was $118,617 at September 30, 2012, compared to $107,482 at December 31, 2011, an increase of $11,135.
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
The Company is not required to make mandatory redemptions or sinking fund payments with respect to the Senior Notes; however, at any time prior to April 1, 2013, the Issuers may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Notes with the net proceeds of certain equity offerings at 111.50%. Prior to April 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount of the Senior Notes, plus a make-whole premium calculated in accordance with the indenture governing the Senior Notes and accrued and unpaid interest. On or after April 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

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
As of September 30, 2012, we had an aggregate of $225,346 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $225,346 of Term Loans and $0 of Revolvers. Our Term Loans consisted of $177,973 outstanding on the U.S. term loan, $28,364 outstanding on the Euro term loan, and $19,009 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,156 as of that date. As of September 30, 2012, we had $83,844 available for additional borrowings under our Revolvers.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

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
Interest
As of September 30, 2012, the Term Loans mature in January 2017. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75% or the higher of (i) the federal funds rate plus 0.50% or (ii) the banks' prime rate, plus the applicable margin of 5.75%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for the notional amount of $350,000 against our Term Loans that was based on a rate of 4.91% versus three month LIBOR for the first nine months of 2011. In November 2011, we amended our interest rate swap agreement to reduce the rate to 2.315% effective September 30, 2011, and to reduce the notional amount to $175,000 as of March 31, 2012.
As of September 30, 2012, the non-extended Revolvers mature in January 2013, and the extended Revolvers mature in January 2016. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 5.50%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%.
At September 30, 2012, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 9.12%. At September 30, 2012, the weighted average rate on the Revolvers was 8.62%. Specified interest rates for the Euro term loan are as described in the Senior Secured Credit Facility.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of September 30, 2012. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout 2012.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At September 30, 2012, the future lease commitments relating to our operating leases were $138,797. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through September 13, 2013, and are renewed as required. The outstanding commitment on these obligations at September 30, 2012 was $1,156.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2012. As of September 30, 2012, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 30, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 9 “Commitments and Contingencies” to the accompanying unaudited interim Condensed Consolidated Financial Statements.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 5. OTHER INFORMATION
On November 2, 2012, the Company amended and restated the operating agreement of its subsidiary, SITEL, LLC, effective retroactively to October 31, 2012, to make minor clarifying changes. The amended and restated operating agreement is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
ITEM 6. EXHIBITS

a)	Exhibits

Exhibit
Number
3.1	Amended and Restated Limited Liability Company Agreement of SITEL, LLC
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SITEL Worldwide Corporation

Date:	November 6, 2012	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)