Form 10-K
period 2012-12-31
SITEL Worldwide Corp
filed 2013-02-20
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
YES ☐ NO ☑
The Registrant is a voluntary filer of reports required of companies with public securities under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports which would have been required of the Registrant during the preceding 12 months had it been subject to such provisions.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐ NO ☑
As of June 30, 2012, there was no established public trading market for any of the common stock of the Registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding
Class	January 31, 2013
Class A, $0.01 par value	31,512,224
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

Documents Incorporated by Reference: None

Forward-Looking Statements
This report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on the beliefs and assumptions of our management regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. These statements discuss potential risks and uncertainties; therefore, our actual future results may be materially different than those expressed in our forward-looking statements. These statements should be read in conjunction with the other cautionary factors identified under the heading "Risk Factors."
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

PART I
ITEM 1. BUSINESS
(in thousands of U.S. dollars)
Our Company
We are one of the world’s largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, interactive voice response ("IVR"), and social media channels. We serve a broad range of industry end–markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance, public sector, and healthcare. We currently operate one of the industry’s most geographically diverse operating platforms through approximately 120 customer contact centers and related facilities in 24 countries. As of December 31, 2012, we serviced our clients’ customers in 40 languages. We believe that our operating platforms handle an estimated 2.5 million customer interactions per day. In 2012, our largest single client and our top 10 client relationships represented approximately 5.4% and 36.2% of our Revenues, respectively, and no single industry end-market represented more than 18.4% of Revenues, which we believe makes us one of the most diversified providers in our industry by client and end-market.
We strive to deliver value to our clients by reducing and variabilizing their operating costs, as well as increasing their revenue through improved customer satisfaction, increased retention and more effective sales interactions. Many of our clients seek providers who offer a complete suite of customer care services tailored to the needs of their particular end-market. Our top ten clients utilize, on average, four of our services.
Our geographic footprint and multi-lingual support capability aligns with growing demand from our clients that have global customer bases. Our offering of domestic, nearshore, and off-shore customer contact centers and our Work@Home initiatives allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our Global Operating System enables us to deliver consistent, high quality service throughout the world. Our regionalized operating model allows us to quickly respond to customer needs.
We are organized geographically and have two reporting segments: (1) "Americas," which refers to North America, Latin America, and Asia Pacific; and (2) "EMEA," which refers to Europe, the Middle East, and Africa. Each reporting segment performs substantially the same services for clients. See Note 17 to the audited Consolidated Financial Statements included in this report for additional information regarding our reporting segments.
For the year ended December 31, 2012, we reported $1,429,133 of Revenues, $59,156 of operating income, and $125,022 of Adjusted EBITDA. See Management's Discussion and Analysis within Item 7 of this report for a reconciliation of Net Loss to Adjusted EBITDA.
Our Services
Our services encompass the entire customer lifecycle, from the acquisition of customers for our clients, to the service, growth, and retention of those customers. Our services are delivered through multiple communication channels, including over telephone, social media, online chat, email, and IVR. These service offerings are complemented by a select range of back-office services.
Our Strategy
Thematically, our strategy revolves around the concept of "meaning more" to our clients, our people, our stockholders, and our lenders. Our goal is to be the vendor of choice in the customer care outsourcing industry, offering our clients consistent, high quality, cost-effective, and comprehensive customer care services across multiple regions and business lines. We want our clients and prospective clients to select us over our competitors or their in-house capabilities. We want our employees to select us over our competitors or even opportunities in other industries. Moreover, we want our stockholders and lenders to invest in us over other choices. We believe this strategy will allow us to grow revenues, improve margins, and enhance return on capital. We believe we can work toward achieving our goals by executing the following four strategies:

Expand Relationships with Existing Clients and Develop New Client Relationships. We have a large and globally diverse base of approximately 270 clients, with exposure to a broad variety of end–markets and limited client concentration. We focus on enhancing our clients’ strategy and business by not only reducing their costs per call/contact, but by deploying comprehensive strategies to improve their return on customer investment, improve customer relationships and enhance their revenue opportunities. We accomplish this through investment in account management, leveraging best practices established through our Global Operating System and consistent investment in new sites, technologies and expanded product offerings. We believe this combination of client-focused initiatives and strong operational performance has resulted in the long-tenured relationships we hold with our clients. As we continue to demonstrate the value that our services provide, we are frequently able to expand the size and scope of our existing client relationships, specifically as many of our clients consolidate their vendor relationships. Additionally, as more companies outsource their customer care service requirements, we believe our track record of solid operational execution will enable us to grow and to add long-term client relationships in diverse industries. We further believe this trend will enhance the stability and growth potential of our revenue base.
Maximize Return on Invested Capital. We actively manage our capacity, investments, human resources, clients and infrastructure, allowing us to drive better utilization of our assets. This allows us to maximize our return on capital and compete effectively at different market price points. Over the past four years, we have aggressively pursued rationalization and optimization efforts. We have also reduced indirect costs and closed or consolidated approximately 20 underperforming or underutilized sites since 2010, creating a leaner and more focused and flexible company. Additionally, we have reduced our annual Selling, general, and administrative expense approximately $52,000 over the last four years, and expect to continue to rationalize and leverage our fixed operating costs going forward. Further, our substantial tax operating loss carry forwards enhance our future cash flow by reducing potential cash tax obligations.
Develop New Customer-Centric Service Solutions. As a global industry leader with a recognized brand and extensive distribution network, we seek to grow our market share with existing and new clients by introducing new and innovative products to enhance the effectiveness and efficiency of our customer interactions. Our philosophy involves partnering with industry leading technology providers and driving scale and execution on a global basis. Additionally, we believe by introducing higher return and flexible solutions to our clients with minimal capital investments, such as our industry-leading approach to work-at-home security within our Work@Home solutions, cloud-based services and social media-based products, we will continue to provide our clients enhanced revenues and lower operating costs.
Invest in our Talent. Recognizing that talent is extremely important to our success, we strive to continue to attract, develop and retain a strong team of diverse and high-performing professionals. We believe our emphasis on continual development of our in-house talent has positioned us well for growth and better enables us to expand in existing markets and into new markets without having to recruit and train new managers. Furthermore, development of our talent allows us to quickly adapt to changing geographic demands of our clients, while still maintaining a consistent service offering. Significant investments in our SITEL Leadership Academy and SITEL University learning platforms ensure each and every manager at SITEL has the knowledge, ability and skills to succeed at their job.
Our History
We were founded in April 1998 by Onex Corporation with the acquisition of a single contact center in Toronto, Canada. Through 2006, we undertook a number of organic growth initiatives and made several acquisitions that helped us build our infrastructure and develop our process capabilities under the trade name ClientLogic. Throughout our history, our goal has been to provide professional managed, cost efficient and consistent customer care of the highest quality to our clients.
On January 30, 2007, we acquired SITEL Corporation, a business tracing its industry origins back to 1985, to form SITEL Worldwide. We believe the SITEL Corporation acquisition provided us with expanded technology infrastructure and the increased scale to serve high-growth end-markets within the customer care outsourcing industry. Since the SITEL Corporation acquisition, we have achieved synergies and cost reductions through elimination of facility and corporate overhead redundancies, consolidation of operating units, changes in benefits programs and operational efficiencies.
Our Employees
At January 31, 2013, we had approximately 58,000 employees, with approximately 42,000 employees in Americas and approximately 16,000 in EMEA. We operate in a number of jurisdictions with established works councils and unions. Accordingly, we are subject to laws and regulations, and we are party to collective bargaining and other agreements which stipulate work rules and restrict our ability to hire and fire employees without recourse, severance or adherence to certain due process and grievance procedures. We consider our relations with our employees to be good.
Our employees are critical to the success of our business. Accordingly, we have developed an end-to-end approach that enables us to attract, train, develop, motivate, reward and retain talented employees at all levels throughout our organization. To build rewarding careers for our employees and enable effective planning for continued success and growth, we facilitate an environment that yields strong employee satisfaction and performance.

Information Technology
Strategy Overview. Our information technology ("IT") strategy is to capitalize on stable technology suppliers and act as a system integrator, rather than developing proprietary technology. We strive to develop global relationships with best-of-breed technology providers and use our combined expertise to provide innovative, flexible and secure solutions for our clients. Our infrastructure allows us to implement our suppliers’ solutions in scalable, on-demand models to effectively manage both client expansion and capital expense. Not being tied to a single in-house technology supplier allows us to provide solutions customized to our clients’ needs.
A key aspect of our IT operational model is the ability to route voice, using Voice over IP ("VoIP") and data traffic, on a common global private network. This network allows us to route contact center work through a wide variety of channels to multiple locations to respond to changes in client requirements and provide business continuity. Additionally, this allows us to support other emerging service delivery models, such as our agents in our Work@Home program, as a complement to our traditional brick-and-mortar customer contact centers.
We endeavor to deliver continuous availability to our clients across our network and facilities. We do this by working with our suppliers to develop appropriate backup plans and by spreading our facilities across geographies to minimize any natural or regional threats.
In addition to owning or leasing systems hardware, we license the software programs that form the basis of our IT systems. Due to our scale, we are able to maintain favorable relationships with quality software providers of off-the-shelf software products. We also utilize software programs that are specific to our industry, including for workforce management, collections, scripting and computer–telephone integration.
Operational Technologies. As a provider of customer care services, we promote flexibility in our solutions by blending commercially available components into solutions meeting each client’s unique business requirements. Our system integration capabilities enable us to develop tailored solutions utilizing both our systems and our clients’ systems.
The core elements of our IT infrastructure that support our customer contact center operations include systems for automatic call distribution, IVR, computer telephony integration, database systems to support client knowledge bases and applications to support specific client requirements. In addition, to support our back office operations, we use technologies such as imaging and scanning systems, workflow management systems, order management systems and customer data warehouses. We utilize systems for digital call recording, workforce scheduling and adherence, employee training and standardized reporting to ensure our operations are working at optimal efficiency. Our systems are monitored through a global service desk that coordinates the rapid resolution of any service incident and coordinates planned changes to maintain high system availability. The global service desk integrates our operational activities with those of our clients to maintain service levels.

Security and Data Privacy. We have developed and implemented a global security policy, supporting policies and related procedures to promote uniform management and deployment of security controls and solutions. Executive team members from our internal functions, including operations, IT, finance, human resources and legal, govern the policy process so that security and data risks, including regulatory requirements, are identified and mitigated.
Our strategy is to deploy and operate our baseline security policy to manage security and data privacy risk at a level suitable for our business. For many of our clients, our baseline security policy meets their needs and enables risks to be managed appropriately for their outsource solution requirements. Where clients desire higher levels of security, due to the nature of their business risk profile or sector-specific legislation, we evaluate their requirements against our baseline policy and assist clients to identify and implement appropriate security controls for their outsource solution.
In addition, our agents generally deliver services to our clients’ customers while connected to our clients’ IT systems and enter customer data directly into those clients’ systems. Other than recordings of our agents’ calls with customers, we generally do not store any customer data on our systems. As we are generally liable for our agents' fraud, we work with our clients to mitigate fraud risks and/or the risk of misappropriation of customer data posed by the configuration of client systems. To date, incidents of agent fraud or misappropriation of data generally have been localized.
Seasonality
Our business has been generally subject to seasonality, with revenues and profits strongest in the fourth quarter due to the high level of sales activity between our clients and their customers during the fall holiday season, with slower business during the spring and summer months.
Competition
The customer care outsourcing industry is a highly fragmented and competitive industry. We face our principal competition from the following:
• existing and prospective clients with the resources to provide services in-house;
• customer care outsourcing companies such as Arvato AG, Convergys Corporation, Expert Global Solutions, Inc., Fiserv, Inc., Stream Global Services, Inc., Sykes Enterprises, Incorporated, Teleperformance SA, TeleTech Holdings, Inc., and WNS (Holdings) Ltd.;
• large multinational information technology services providers, such as ACS, a Xerox Company, Hewlett-Packard Company, and IBM Corporation; and
• smaller, niche service providers that provide services in a specific geographic market, industry segment or service area.
Competition for contracts for many of our services takes the form of bidding in response to requests for proposals. We believe the most significant competitive factors in our business include service quality, price, geographic delivery footprint, range of service offering (including implementation of customized solutions to meet client needs), technological expertise, security, and industry experience.
Government Regulations
We are subject to regulation in many jurisdictions around the world as a result of the complexity of our operations and services, particularly in the countries where we have operations and deliver services. We are also subject to regulation by regional bodies such as the European Union.
In addition, the terms of our service contracts typically require us to comply with applicable laws, rules and regulations and industry standards, including payment card industry rules applicable to our clients for whom we transact credit card transactions and requirements applicable to telecommunications service providers. In some contracts, we are required to comply even if such laws and regulations apply to our clients, but not directly to us.
If we fail to comply with any applicable laws, rules, standards or regulations, we may be restricted in our ability to provide services and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations.
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
(in thousands of U.S. dollars)
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
RISKS RELATING TO OUR BUSINESS
Ongoing volatility in the global economy (particularly in EMEA) has had an adverse effect on our clients’ business and our business and continued weakness in global economic conditions could have a material adverse effect on our business.
The global economy has experienced a period of adverse economic uncertainty with wide-ranging effects, including contraction of overall economic activity in various parts of the world. Global economic conditions affect our clients’ businesses and the markets they serve. The current economic environment continues to have a negative impact on the revenues and sales volumes of many of our clients. Our revenues and call volumes are often highly correlated with the revenues and sales volumes of our clients as well as with renewals by our clients’ customers. In addition, many of our clients are seeking to consolidate their current group of service providers to a smaller more manageable group that is able to provide integrated service offerings on a global basis. Moreover, when client call volumes decrease due to deteriorating economic conditions, some clients decide to take the services provided by us and our competitors in-house, further reducing our revenues.
Our ability to sustain growth and profitability in the current environment is dependent upon our ability to maintain or gain a greater share of business among our current clients and to attract new clients. There can be no assurance we will be able to do so in the future. Worsening economic conditions, a prolonged recovery or continued economic uncertainty could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. In particular, continued depressed consumer spending levels or further reductions in consumer spending may cause clients to reduce demand for our services or depress pricing of those services and therefore could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance maturing debt instruments and to access the capital markets. In the event that some of our customer contact centers do not receive sufficient call volume in the future, we may be required to close them and relocate business to other centers. This would require substantial employee severance, lease termination costs and other reorganization costs.
The countries in which our EMEA reporting segment operates in particular continue to experience significant economic turmoil. Continuation of this downturn or further worsening of economic conditions in the countries in the EMEA reporting segment could have a material adverse effect on our and our clients’ businesses. Several countries within the EMEA reporting segment are our highest cost locations due to competitive employee pay and benefit rates. Within these countries, historic client business resulted from local alliances by the client to the location. These alliances are in some instances being broken to achieve lower costs by relocating services to other lower cost countries. When services are moved from one country to another country or we lose client volume and business, there are certain exit costs including lease termination, employee severance and other restructuring costs. In several countries, works councils and unions have agreements in place which require calculated severances. These exit costs could be substantial.
Finally, we are exposed to additional risks related to our clients' ability to pay, which may result in uncollectable accounts receivables. Economic volatility and a prolonged recovery, coupled with tightened credit availability, could adversely affect our clients' liquidity and cause them to delay or reduce their payments to us. Such delays or reductions or the non-payment by our clients of amounts owed to us could require us to increase our allowance for doubtful accounts, negatively impact our cash flow and adversely affect our results of operations.

We process, transmit and store personally identifiable information and the unintended release of this information or a breach of our security measures could result in a claim for damage or loss of business and create unfavorable publicity.
We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. Additionally, databases used in our operations contain personally identifiable information concerning our clients and their customers. We and our clients each take measures to protect against unauthorized access to this information. Circumvention of these security measures, whether caused by a third party or by employee error or malfeasance, could lead to the misappropriation and dissemination of sensitive or proprietary information such as names, addresses, credit and debit card numbers and other personal information, or interrupt our operations or cause a system denial of service. As a result, we are subject to certain contractual terms, as well as federal, state, and foreign laws and regulations designed to protect personally identifiable information. Many of our contracts do not limit our potential liability for breaches of confidentiality or employee fraud or misconduct. Unauthorized access to information or failure to comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, unfavorable publicity and harm to our brand, any of which could negatively affect our operating results and financial condition.
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
Our operations are dependent upon our ability to protect our customer contact centers, computer and telecommunications equipment, software and other systems against damage and failures. Damage or failures could result from fire, power loss, equipment malfunctions, system failures, problems with Internet access or usage, natural disasters, intentional acts of others and other causes outside of our control. If our business is interrupted for any reason, we may be unable to provide the services we are required to deliver under our client contracts or may incur significant expense in reallocating resources and employees to provide coverage for a business interruption. As a result, we may experience a reduction in revenues or be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. In addition, our relationship with these clients may be damaged and our reputation and ability to compete for new clients may be impaired. Our business interruption and property insurance may not adequately cover or compensate us for any losses we may incur. As a result, these interruptions to our business could adversely affect our business, results of operations and financial condition.
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
We are often also dependent on the information technology and communication platforms of our clients. Our contracts typically require us to interface directly with our clients' systems and our agents perform the large majority of their work behind client system firewalls and are given access directly to client customer information. If these client systems do not employ appropriate anti-fraud and other preventative capabilities or are otherwise subject to exploitable weaknesses, we could be exposed to system risks or be held responsible for our agents' actions or omissions in the course of our service renderings.

Our business could be adversely affected by a cyber incident.
Our operations are dependent upon our ability to rely on our computer networks and the networks of our clients. Our networks and the networks of our clients are subject to many types of cyber attacks, including but not limited to the gaining of unauthorized access to steal or corrupt sensitive data or to disrupt operations, sophisticated electronic circumvention of network security, and social engineering techniques such as "phishing" to extract passwords or other information that will enable the gaining of access. If our business or our clients' business is interrupted for any reason, we may be unable to provide the services we are required to deliver under our client contracts, or we may incur significant expense in reallocating resources and employees to make up for a business interruption related to the cyber attack. As a result, we may experience a reduction in revenues or be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. In addition, our relationship with these clients may be damaged and our reputation and ability to compete for new clients may be impaired. As a result, these interruptions to our business could adversely affect our business, results of operations and financial condition.
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
The loss of a key client could adversely affect our business, results of operations and financial condition.
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
We do business with clients in end-markets that have historically experienced significant merger and acquisition activity and consolidating market share. If any of our key clients is acquired, the client or its acquirer may seek to renegotiate or terminate our contract which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We typically face a long selling cycle to secure a new contract as well as long implementation periods requiring significant resource commitments, which may delay our realization of revenues from the establishment of new relationships.
We typically face a long selling cycle to secure a new client and incur significant business development expenses during this selling cycle. Typically, before committing to utilize our services, clients or potential clients require us to expend substantial time and resources demonstrating the value of our services and the feasibility of successfully integrating our processes and resources with their operations. Our selling cycle, which generally ranges from four to six months, is subject to many risks and delays over which we have no control, including a potential client’s decision to choose a competitor or retain the work in-house. In the event we are unsuccessful in winning a new client’s business, we receive no revenues and may receive no reimbursement for expenses incurred during the selling cycle.
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
Our success depends, in part, on our ability to respond adequately to pricing pressures from our competitors and clients, license or internally develop leading technologies to enhance our existing services and develop new services, and adapt to changing market conditions, client requirements and emerging industry standards. Some of our competitors have, or could acquire, greater financial, personnel, technological, capacity and other resources than we have. As a result, our competitors may be better able to create or withstand pricing pressures in our industry, and may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in client requirements. Competitors with greater financial resources may be able to offer lower prices, additional services or other incentives we cannot match or do not offer. Our failure to maintain and enhance our competitive position would limit our ability to maintain or increase our market share, which could adversely affect our business, results of operations and financial condition. Increased competition also may result in price reductions, reduced gross margins and loss of market share. The prices we are able to charge for our services and our ability to retain current or secure new clients may be affected by our clients’ or potential clients’ perceptions of the financial strength of our company compared to that of our competitors.
Risks associated with our international operations may decrease our revenues and increase our costs.
We operate or rely upon customer contact centers located in 24 countries. A majority of our revenues are serviced outside the U.S. As part of our business strategy, we intend to further increase our global presence off-shore by following our clients’ expansion into new international markets. We also provide services to our domestic clients through customer contact centers located abroad. Our operations in foreign countries present additional risks, including risks associated with unexpected events, which may result in increased operational difficulties, lower revenues, higher costs and reduced profitability.
These risks include but are not limited to the following:

•
compliance with numerous, and sometimes varied, legal or regulatory requirements (including data privacy regulation, employment laws and laws regulating corrupt activity such as the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act of 2010 (the "U.K. Bribery Act") and other anti-bribery laws);

•	restrictions on the transfer of funds into or out of a particular country;

•	domestic and foreign customs, tariffs and trade barriers;

•	potential adverse tax consequences, including the expiration of tax holidays or the failure by foreign governments to renew tax holidays or unfavorable resolution of tax controversies;

•	nationalization of foreign assets and other forms of government protectionism;

•	political and economic instability;

•	labor or other disruptions;

•	fluctuations in the exchange rate;

•	delays in collecting accounts receivable;

•	restrictions on our ability to adjust the size of our workforce;

•	acts of war or terrorism or natural disasters, and limits on the ability of regional governments to respond to such acts; and

•	restrictions on our ability to own or operate subsidiaries, make investments, or acquire new businesses in these jurisdictions.
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
The U.K. Bribery Act criminalizes (i) commercial bribery and bribery of domestic and foreign government officials; (ii) receipt of a bribe; and (iii) failure by a corporate entity to prevent bribery. Unlike the FCPA, it does not contain a "books and records" provision. The corporate offense of failure to prevent bribery applies not only to U.K. companies, but to any company that conducts part of its business in the U.K., even if no part of the conduct constituting the bribery took place in the U.K. The U.K. Bribery Act does, however, provide for a defense to liability for failure to prevent bribery if the corporate entity can show that it has "adequate procedures" in place to detect and deter such conduct.
Civil penalties under the anti-bribery provisions of the FCPA could range up to $10 per violation, with a criminal fine up to the greater of $2,000 per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. A company that knowingly commits a violation of the accounting provisions can be fined up to $25,000 per violation. Additionally, resolutions of anti-corruption matters may result in modifications to company compliance programs and the selection of a monitor to ensure anti-corruption compliance by the company. Authorities in relevant foreign jurisdictions may also seek to impose fines and other penalties relating to anti-corruption violations. Moreover, a potential investigation could have adverse effects upon our reputation and, among other things, the ability to attract and retain clients and employees.
Any of the above factors could impair our current or future international operations and, as a result, harm our overall business.
Pending and future litigation may divert management’s time and attention and result in substantial costs of defense, damages or settlement, which could adversely affect our business, results of operations and financial condition.
In the ordinary course of our business, we are subject to legal proceedings and claims regarding a variety of matters, including contract, intellectual property, regulatory, tax and employment claims. For detailed information, see Note 14 to our consolidated financial statements included in Item 8 of this Report.
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
Certain countries (including some where we do business) have experienced political and economic instability and periodically experience civil unrest and terrorism, which could disrupt our operations and have a material adverse effect on our business, results of operations, and financial condition.
Certain countries (including some where we do business), have experienced inflationary markets and have fluctuating currencies. Certain countries where we do business also periodically experience civil unrest, terrorism, and political turmoil and U.S. companies operating therein may experience greater risk. The continued political event risk in the Middle East and the policy response could undermine the economies in the Middle East, and have other collateral impacts on the world economy, including reduced economic activity due to increases in the price of oil. These conditions could disrupt our operations and have a material adverse effect on our business, results of operations, and financial condition.
Terrorist attacks, other acts of violence or war, and political instability (such as the continued events in the Middle East) may adversely affect worldwide financial markets and could potentially lead to economic recession or a weakened or lengthened recovery, which could adversely affect our business, results of operations, and financial condition. These events also pose significant risks to our employees and to our operations around the world. We generally do not have insurance for losses or interruptions caused by terrorist attacks, military conflicts, civil unrest, and wars.
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
Our reporting currency is the U.S. dollar. Gains and losses from the re-measurement of assets and liabilities that are receivable or payable in a currency other than functional currency are included in the accompanying Consolidated Statements of Comprehensive Loss. The re-measurement has caused the U.S. dollar value of our international results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our international results of operations will continue to vary with exchange rate fluctuations.
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
We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar, including primarily the Euro, British pound sterling, Canadian dollar, Indian rupee, Mexican peso and Philippine peso. Because our audited consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar may affect the value of these items in our audited consolidated financial statements, even if their value has not changed in their original currency. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and stockholders’ equity.
Wage increases in the countries, regions, or locations in which we have operations may reduce our profit margin.
Salaries and related benefits of our employees are our most significant costs. A majority of our employees work in our off-shore facilities in which wage levels have historically been significantly lower than wage levels in our domestic facilities for comparably skilled professionals. However, wage levels for comparably skilled employees in most of our off-shore facilities have increased and further increases are expected at a faster rate than in our domestic facilities because of, among other reasons, faster economic growth, increased competition for skilled employees and increased demand for business process services. In addition, labor shortages in some of the regions in which we operate could impact our ability to hire workers, increase the wages necessary to attract such workers or prompt us to re-locate some of our customer contact centers to domestic areas having greater labor availability or higher wages. We may not be able to increase pricing to offset wage increases, which may impact our margins and profitability.

We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
We intend to continue to expand our global footprint in order to maintain an appropriate cost structure and meet our clients’ delivery needs. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business, results of operations and financial condition. In addition, while historically we have been able to obtain favorable governmental and other incentives, including favorable lease rates, bargain purchase options on real estate, employment tax rebates and training grants, for the development of customer contact centers, we may be unable to do so in the future. As a result, if we are unable to obtain such incentives or such incentives decrease, our future profitability may be materially adversely affected, especially in new markets.
We are dependent upon our experienced senior management and key employees who would be difficult to replace.
The success of our business is dependent upon the active participation of our senior management and key employees who have extensive experience and important business relationships within our industry. Our experienced senior management team has developed our business strategies. We do not have key management life insurance covering any of our executive officers. The loss of service of one or more members of our senior management team or key employees or the inability to attract or retain other qualified personnel for any reason may have a material adverse effect on our business, results of operations and financial condition and could impede our ability to meet our clients’ needs, damage our reputation, and make it difficult to execute our growth strategy.
Our results of operations may be subject to significant fluctuations.
Our operating results have fluctuated in the past and may vary in the future due to a variety of factors, including the following:

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
Our forecasting accuracy directly impacts the costs of staffing and operating our customer contact centers. If we fail to forecast accurately and maintain too many or too few employees to efficiently handle received call volumes, our profitability decreases due to excess operational costs or in some cases penalties assessed by clients for failure to achieve certain performance metrics.
Moreover, efficient utilization of our facility capacity is impacted by the following:

•	our ability to maintain, increase, and decrease employment during the course of a day, week or month as call volumes fluctuate; and

•	our ability to hire and train new employees and manage employee turnover.

Because we must make advance capital investments to support expected client demand, we have often experienced periods of inefficient capacity utilization in our customer contact centers particularly in new sites or in existing sites that support clients whose historical business with us has decreased or been terminated altogether. We rationalize or close sites when utilization rates remain inefficient for significant periods of time to improve our profitability and margins. In the event we consolidate or close sites, we may be required to record restructuring or impairment charges, which could adversely impact our results of operations. There can be no assurance that we will be able to achieve or maintain desired levels of efficiency in our sites.
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
Our business is subject to extensive regulation in each jurisdiction in which we have physical operations as well as in jurisdictions in which we make contact with customers of our clients. Many of these jurisdictions have promulgated and enacted various laws and regulations that govern the methods, timing and processes of making and completing certain types of calls and telephone sales (including sales of insurance) or require us to obtain or make various regulatory registrations, approvals or licenses.
Additionally, new federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance. Future consumer protection and privacy protection laws or regulations are likely to impose additional requirements on telephonic sales, internet communications and other portions of our business and our clients' business.
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
While we believe we can continue to operate our business in substantial compliance with these requirements, there can be no assurance we will satisfy all laws in a timely manner or compliance with all such requirements would not be costly or time consuming. Any failure on our part to comply with laws and regulations applicable to our or our clients’ businesses could have an adverse impact on our business, may damage our reputation and may result in civil or criminal sanctions, penalties, court injunctions or administrative enforcement.
Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and harm our business.
Our clients may adopt new or existing technologies that decrease the need for live client interactions, such as IVR, web-based or social media facilitated self-help and other technologies used to automate or reduce dedicated interactions with clients. The adoption of such technologies could reduce the demand for our services, put downward pressure on our pricing, cause a reduction in our revenues and harm our business.

Any future acquisitions we decide to undertake will involve risks.
We have in the past completed, and may selectively continue to pursue, strategic acquisitions to supplement our growth. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and material liabilities and cause diversion of our management’s time and resources. Any businesses we acquire may not generate sales and profitability sufficient to justify our investment. If we fail to successfully integrate an acquired business, we may not be able to realize the synergies we anticipated in valuing that business. We will not be able to acquire other businesses or assets if we cannot identify suitable acquisition opportunities, reach mutually agreeable terms with acquisition candidates or obtain, if necessary, additional financing to pay for any acquisitions we undertake. In addition, to the extent consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels and thus limit our ability to grow through acquisitions.
If others claim we or our clients are infringing on their intellectual property, we could incur significant expenses or be prevented from providing our services.
Others may assert claims alleging we infringe, dilute, misappropriate or otherwise violate their intellectual property rights. If someone asserts a claim our systems, services, trademarks, software or other technologies or materials infringe on their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against use of our systems. A successful claim of patent or other intellectual property infringement against us could adversely affect our business, results of operations and financial condition. Further, we generally receive contractual indemnities from our vendors in the event our use of their systems, services, or software infringes, misappropriates or otherwise violates the intellectual property rights of others. In turn, we generally indemnify our customers against claims alleging their use of our systems, services or software infringes, misappropriates or otherwise violates the intellectual property rights of others. In the event any such claims are asserted against us or our customers, our vendors may challenge their obligation to indemnify us, and any contractual indemnities we do receive from our vendors may not be sufficient to cover the costs that could arise as a result of any such claims, either of which could adversely affect our business, results of operations and financial condition.
Existing and future legislation could significantly affect the ability of our clients to utilize our services and significantly increase our costs.
The issue of companies outsourcing services to organizations operating in other countries has been and continues to be a topic of political discussion in many countries. There has been publicity about negative experiences associated with off-shore outsourcing, such as theft and misappropriation of sensitive client data. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from domestic to off-shore providers to avoid negative perceptions that may be associated with using an off-shore provider. In the United States, measures aimed at limiting or restricting off-shore outsourcing have been proposed and in some states, enacted. The measures that have been enacted to date generally have restricted the ability of governmental entities to outsource work to off-shore business process service providers and have not materially adversely affected our business. Certain recent legislative proposals have focused on banning companies that offshore U.S. jobs from receiving governmental grants and subsidies and requiring such companies to report offshoring activity to regulators. There can be no assurance that pending or future legislation, either in the United States or abroad, will not be proposed or enacted that would significantly and adversely affect our business, results of operations and financial condition.
Further, legislation enacted in certain European jurisdictions and any future legislation in Europe, Asia or any other region in which we have clients restricting the performance of business process services from an off-shore location could also have a material adverse effect on our business, results of operations and financial condition. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive which has been adopted in some form by many European Union ("EU") countries, provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the United Kingdom and other EU countries who have adopted similar laws who outsource business to us. This legislation may materially affect our ability to obtain new business from companies in the EU and, after including the cost of the potential compensation paid for unfair dismissal claims or redundancies, to provide outsourced services to our current and future clients in the EU in a cost-effective manner.

We may incur non-cash impairment charges on our goodwill and other intangible assets with indefinite lives, which could negatively impact our business, financial condition and results of operations.
We test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an interim test.
As discussed in Note 16 to the audited Consolidated Financial Statements included in this Report, we performed our annual impairment test as of December 31, 2012, 2011 and 2010. We did not recognize any impairment charges relating to goodwill and other intangible assets with indefinite lives during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, goodwill and other intangible assets with indefinite lives represented 23.9% of our total assets. If in the future we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.
Our business may not develop in ways that we currently anticipate due to negative public reaction to outsourcing.
We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Outsourcing is a politically sensitive topic in the U.S. and abroad. For example, several organizations in the U.S. have publicly expressed concern about a perceived association between outsourcing providers and the loss of jobs in the U.S. In response to such expressions, federal legislative measures have been proposed in the past, such as limiting income tax credits for companies that off-shore American jobs.
In addition, there is ongoing publicity about some negative experiences that organizations have had with outsourcing, such as theft and misappropriation of sensitive client data. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to off-shore providers to avoid negative perceptions that may be associated with using an off-shore provider. Any slowdown or reversal of existing industry trends toward off-shore outsourcing could harm our ability to compete effectively with competitors that operate solely out of facilities located in the United States or Canada.
Our ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.
At December 31, 2012, we had U.S. federal net operating loss carryforwards ("NOLs") of $433,618, which may be used to offset future taxable income. Of this amount, $131,305 may only be used to offset future taxable income of up to $13,600 in any calendar year, including carryover of amounts not used in prior years as a result of a prior ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). U.S. federal NOLs began to expire in 2010 with the majority of federal NOLs set to begin expiring in 2020. In addition, at December 31, 2012, we had NOLs relating to foreign jurisdictions of $237,849, which may be used to offset future foreign taxable income that began to expire in 2011.
Under Section 382 of the Code, a corporation that undergoes an "ownership change" generally may utilize its pre-change NOLs only to the extent of an annual amount determined by multiplying the applicable long-term tax exempt rate by the equity value of such corporation. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% stockholders has increased by more than 50 percentage points over a three-year period. It is impossible for us to ensure that an ownership change will not occur in the future as changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. For example, the sale by one or more 5% stockholders of our common stock and changes in the beneficial ownership of such stock could result in an ownership change under Section 382 of the Code. Similarly, the exercise of outstanding stock options by our employees would count for purposes of determining whether we had an ownership change.
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
RISKS RELATING TO OUR INDEBTEDNESS
 Our substantial debt and lease obligations could adversely affect our financial condition and prevent us from fulfilling certain obligations.
As of December 31, 2012, our total outstanding long-term debt (including capital leases) was $734,098, which will require significant interest and principal payments. In addition, we had $64,456 of unused availability under the Revolvers as of December 31, 2012. Subject to the limits contained in the indentures governing the 11.0% Senior Secured Notes due 2017 ("Senior Secured Notes"), the 11.5% Senior Notes due 2018 ("Senior Notes"), and the senior secured credit facility ("Senior Secured Credit Facility"), we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. We also lease certain property and equipment under long-term leases. As of December 31, 2012, our minimum rental expense under non-cancelable operating leases for 2013 was $50,831. As of December 31, 2012, our total lease obligations totaled $141,959. See Note 13 to the audited Consolidated Financial Statements included in this report for further lease commitment information.
Our high level of debt and lease obligations could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the Senior Secured Notes, Senior Notes, and our other debt;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments and lease obligations instead of other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	exposing us to the risk of increased interest rates under certain of our borrowings, including borrowings under our Revolvers, which are at variable rates of interest;

•
limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes, including incurring additional indebtedness;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
In addition, the agreement governing our Senior Secured Credit Facility contains financial and other covenants and the indentures governing the Senior Secured Notes and the Senior Notes contain other restrictive covenants that limit our ability to engage in activities that may be in our best interests. We believe that we will be able to comply with the restrictive covenants in our Senior Secured Credit Facility. In the event of unforeseen adverse circumstances, however, we could be forced to undertake additional restructuring activities, including further cost reductions, further management of working capital or capital expenditures, or additional financing, to remain compliant with these covenants. There is no assurance we would be able to implement such additional actions or obtain additional financing with acceptable terms and conditions. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, including the Senior Secured Notes and Senior Notes.
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
Our cash interest expense for the year ended December 31, 2012 was $68,702. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing the Senior Secured Notes, Senior Notes, and Senior Secured Credit Facility, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Senior Secured Notes, Senior Notes, and Senior Secured Credit Facility.
In addition, if the issuers are unable to meet their debt service obligations under the Senior Secured Notes, Senior Notes, and Senior Secured Credit Facility, the holders of the notes would have the right to cause the entire principal amount of the Senior Secured Notes, Senior Notes, and Senior Secured Credit Facility to become immediately due and payable. If the amounts outstanding under these instruments are accelerated, our assets may not be sufficient to repay in full the money owed to our debt holders, including holders of the Senior Secured Notes, Senior Notes, and Senior Secured Credit Facility.
Our business may be affected by our ability to obtain financing and enter into foreign currency hedges.
From time to time, we may need to obtain debt or equity financing for capital expenditures, refinancing of debt, payment of existing obligations, acquisitions or joint ventures. There can be no assurance that we will be able to obtain additional debt or equity financing for these purposes or that any such financing would be on terms acceptable to us. Our ability to hedge foreign currency exposures may be impacted by the amount of our outstanding debt. Accordingly, there is no assurance that we will hedge, or be able to hedge, against these types of risks in the future.
The indentures governing the Senior Secured Notes and Senior Notes and the agreement governing the Senior Secured Credit Facility impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The indentures governing the Senior Secured Notes and the Senior Notes and the agreement governing our Senior Secured Credit Facility impose significant operating and financial restrictions on us and our restricted subsidiaries. For example, these restrictions limit our ability, among other things, to:

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
As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders or amend the covenants.
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

In addition, the Senior Secured Notes and our Senior Secured Credit Facility are secured, among other things, by interests granted on a substantial portion of our worldwide assets. If we are unable to repay our indebtedness under the Senior Secured Notes or our Senior Secured Credit Facility when due, the lenders could seek to foreclose on these assets. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.
If there were an event of default under any of the agreements relating to our outstanding indebtedness (, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Upon acceleration of our other indebtedness in excess of $25,000, holders of the Senior Secured Notes and Senior Notes could declare all amounts outstanding under the Senior Notes immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure any of our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.
The issuers of the Senior Secured Notes and Senior Notes may be unable to repurchase the Senior Secured Notes and Senior Notes upon a change of control.
Upon the occurrence of specified kinds of change of control events, the issuers of the Senior Secured Notes and Senior Notes will be required to offer to repurchase all outstanding notes at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest to the date of repurchase.
However, it is possible that the issuers will not have sufficient funds at the time of the change of control to make the required repurchase of the Senior Secured Notes and Senior Notes. If the issuers are required to repurchase the notes, the issuers would probably require third party financing. We cannot be sure that the issuers would be able to obtain third party financing on acceptable terms, or at all.
One of the circumstances under which a change of control may occur is upon the sale or disposition of all or substantially all of our assets. However, the phrase "all or substantially all" will likely be interpreted under applicable state law and will be dependent upon particular facts and circumstances. As a result, there may be a degree of uncertainty in ascertaining whether a sale or disposition of "all or substantially all" of our capital stock or assets has occurred, in which case, the ability of a holder of the Senior Secured Notes and Senior Notes to obtain the benefit of an offer to repurchase all of a portion of the notes held by such holder may be impaired.
It is also possible that the events that constitute a change of control may also be events of default under the Senior Secured Credit Facility. These events may permit the lenders under such facility to accelerate the indebtedness outstanding thereunder. If the issuers are required to repurchase the Senior Secured Notes and/or Senior Notes pursuant to a change of control offer and the issuers are required to repay certain amounts outstanding under the Senior Secured Credit Facility if such indebtedness is accelerated, the issuers would probably require third-party financing. We cannot be sure that the issuers would be able to obtain third-party financing on acceptable terms, or at all. If the indebtedness under our Revolvers is not paid, the lenders thereunder may seek to enforce security interests in the collateral securing such indebtedness, thereby limiting our ability to raise cash to purchase the Senior Secured Notes and Senior Notes, and reducing the practical benefit of the offer to purchase provisions to the holders of the notes.
Our principal equityholder's interests may conflict with the interest of the holders of the Senior Secured Notes and Senior Notes.
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
Onex and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. The interests of Onex could conflict with the interests of the holders of the Senior Secured Notes and Senior Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Onex might conflict with the interests of a holder of the notes. Onex may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their respective judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the Senior Secured Notes and Senior Notes. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Certain Relationships and Related Transactions, and Director Independence."

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Nashville, Tennessee. This facility currently serves as the headquarters for several of our senior executives and our global and North America finance, legal, human resources, information technology and general administrative functions. The following table sets forth information concerning all of our facilities. We believe our existing facilities are adequate to meet current requirements, and suitable additional or substitute space will be available as needed to accommodate any physical expansion. In addition, we operate from time to time in temporary facilities to accommodate growth before new customer contact centers are available. Less than 12.0% of our customer contact centers are currently owned by us. We have locations with approximately 2.6 million square feet in the Americas reporting segment and approximately 1.2 million square feet in the EMEA reporting segment.
The table below summarizes our customer contact centers and related facilities (excluding sites that are owned or leased by customers but operated by us) as of December 31, 2012:

Country	Locations	Owned/ Leased
Americas:
Australia	1	0/1
Brazil	4	0/4
Canada	3	0/3
Chile	1	0/1
Columbia	3	0/3
India	4	0/4
Mexico	1	0/1
New Zealand	2	0/2
Nicaragua	2	0/2
Panama	3	1/2
Philippines	12	1/11
United States	29	8/21
Total Americas	65	10/55
EMEA:
Belgium	3	0/3
Bulgaria	1	0/1
Denmark	1	0/1
France	3	0/3
Germany	7	0/7
Serbia	1	0/1
Italy	2	0/2
Morocco	3	0/3
Netherlands	3	0/3
Poland	1	0/1
Portugal	2	0/2
Spain	8	0/8
United Kingdom	6	1/5
Total EMEA	41	1/40
Total	106	11/95

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
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and other information
We are a privately-owned company with no established public trading market for our common stock.
Holders
As of January 31, 2013, there were 327 holders of our Class A Common Stock, 2 holders of our Class B Common Stock and 7 holders of our Class C Common Stock. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information about the ownership of our common stock.
Dividends
We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our Senior Secured Credit Facility and the indenture governing our Senior Secured Notes and Senior Notes. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant.
Recent Sales of Unregistered Securities
On December 31, 2012, we sold 1,000,000 shares of our Class A Common Stock to Dagoberto Quintana, our Chief Executive Officer, for a purchase price of $0.175 per share, pursuant to Section 4(2) of the Securities Act of 1933.
On December 31, 2012, we sold 296,359 shares of our Class A Common Stock to Patrick Tolbert, our Chief Operating and Financial Officer, for a purchase price of $0.175 per share, pursuant to Section 4(2) of the Securities Act of 1933.
No underwriters were retained to serve as placement agents for these sales. The shares were sold directly through the Company. No commission or other consideration was paid by the Company in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sales of shares.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands of U.S. dollars, except where otherwise noted)
The following table sets forth our selected historical consolidated financial data which are derived from our consolidated financial statements for 2012, 2011, 2010, 2009, and 2008. The financial data set forth below should be read in conjunction with, and are qualified by reference to, "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements, and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$1,429,133	$1,415,969	$1,340,545	$1,558,167	$1,746,724
Operating expenses:
Costs of services*	934,547	921,137	856,463	998,584	1,128,550
Selling, general, and administrative expenses*	372,528	370,611	363,177	424,381	489,478
Depreciation and amortization of property and equipment	35,997	38,902	37,346	53,643	58,134
Amortization of intangible assets	7,035	13,272	15,523	17,074	17,777
Restructuring and exit charges	15,693	20,048	38,065	23,763	34,701
Loss (gain) on foreign currency transactions	2,596	2,112	4,628	5,301	(8,512)
Impairment and loss on disposal of assets	1,484	634	179	1,728	2,868
Impairment of goodwill and trade name	—	—	—	46,199	102,022
Other expense (income), net	97	1,169	(285)	240	4,470
Operating income (loss)	59,156	48,084	25,449	(12,746)	(82,764)
Interest and other financing costs, net	84,307	70,690	65,775	50,872	79,031
Loss on extinguishment of debt, net	—	—	3,019	—	1,700
Loss before income taxes, non-controlling interest, and discontinued operations	(25,151)	(22,606)	(43,345)	(63,618)	(163,495)
Income tax (benefit) provision	(1,283)	9,179	(4,488)	13,371	4,339
Loss from continuing operations	(23,868)	(31,785)	(38,857)	(76,989)	(167,834)
Income from discontinued operations, net of tax	—	—	—	—	192
Loss before non-controlling interest	(23,868)	(31,785)	(38,857)	(76,989)	(167,642)
Less: income from non-controlling interest	—	—	—	—	(781)
Net loss	$(23,868)	$(31,785)	$(38,857)	$(76,989)	$(168,423)
Other Financial Data:
Capital expenditures(1)	$31,503	$40,258	$29,187	$23,912	$42,638
Ratio of earnings to fixed charges(2)	0.7x	0.6x	0.5x	0.2x	(0.4)x
Earnings deficiency to cover fixed charges	$(38,849)	$(43,614)	$(55,328)	$(80,150)	$(167,503)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$12,245	$19,337	$29,894	$26,915	$46,239
Adjusted working capital(3)	131,965	107,482	91,155	118,999	126,822
Total assets	642,349	649,204	682,417	707,008	846,848
Property and equipment, net	91,592	100,468	106,359	103,146	126,608
Total debt	737,121	700,784	656,274	623,449	657,262
Preferred stock(4)	109,919	108,933	94,560	82,561	70,508
Stockholders’ deficit(5)	454,699	433,615	369,022	323,356	245,927
*Exclusive of Depreciation and amortization of property and equipment

(1)	Capital expenditures are presented on a cash basis consistent with the Consolidated Statements of Cash Flows.

(2)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes, non-controlling interest, plus fixed charges. Fixed charges consist of interest expense, amortized discounts and capitalized expenses related to indebtedness, an estimate of interest within rental expense and preference security dividend requirements.

(3)
Adjusted working capital is a non-GAAP measure that we define as current assets (excluding cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts). See Part II Item 7 of this Report for a reconciliation on this non-GAAP measure.

(4)
At December 31, 2012 there were 39,947 and 28,881 shares of our redeemable series B preferred stock and series C preferred stock outstanding with an aggregate liquidation value of $59,728 and $50,191, respectively. Our redeemable series B and series C preferred stock accrue cumulative dividends at a rate of 12.0% and 16.0%, respectively, of the liquidation preference per share per annum. Our redeemable series B and series C preferred stock can be redeemed for cash at our option any time prior to maturity, but are mandatorily redeemable for cash 91 days following the maturity of the notes. However, we may only make redemption payments to the extent we have the funds legally available and if permitted by the terms of our Senior Secured Credit Facility as amended, supplemented or refinanced. Our Senior Secured Credit Facility does not currently permit any such redemption payments.

(5)
As of December 31, 2012, there were 1,713,321 of exchangeable preferred shares of a subsidiary of SITEL Worldwide Corporation issued to the three stockholders of 1293220 Ontario Inc. under the terms of a support agreement between Customerone Holding Corporation (now SITEL Worldwide Corporation) and 1293220 Ontario Inc., dated December 17, 1998. The exchangeable preferred shares have no voting rights or other rights of redemption but are exchangeable for SITEL Worldwide class A voting shares, plus any dividends declared thereon at any time. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements, which are subject to numerous risks and uncertainties, including, but not limited to, those described in "Risk Factors" and "Forward-Looking Statements" of this annual report. Actual results may differ materially from those contained in any forward-looking statements.
Overview
We are one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services and back office support. The majority of our customer care services are inbound telephonic services, however, we believe we are an industry leader in providing services through other expanding communication channels, such as social media, online chat, email and IVR. We serve approximately 270 clients, including approximately 55 Global Fortune 500® companies, across a broad range of industry end-markets, comprising technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare, and government.
We strive to deliver value to our clients by reducing and varying their operating costs, as well as increasing their revenue through improved customer satisfaction, increased retention and more effective sales interactions. This value proposition is evidenced by our strong client relationships. Many of our clients seek providers who offer a complete suite of customer care services tailored to the needs of their particular end-market. Our top ten clients utilize, on average, four of our services.
Our worldwide operations are organized geographically and are grouped into two reporting segments: (1) North America, Latin America, and Asia Pacific ("Americas") and (2) Europe, the Middle East, and Africa ("EMEA"). Each reporting segment performs substantially the same services for clients.
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 40 languages through a network of over 120 customer contact centers and related facilities in 24 countries. We have approximately 42,000 employees based in the Americas and approximately 16,000 employees based in EMEA. Our blend of domestic, near-shore, and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
We reported Revenues of $1,429,133 for the year ended December 31, 2012, compared to $1,415,969 for the same period in 2011. Excluding the impact of foreign exchange translation of $50,482, Revenues were up $63,646, compared to 2011. The increase was driven by net growth in existing client campaign revenues and an increase in revenues from new clients, partially offset by attrition. We reported Costs of services of $934,547 for the year ended December 31, 2012, compared to $921,137 for the same period in 2011. Excluding the impact of foreign exchange translation of $30,550, Costs of services were up $43,960, compared to 2011, which was in line with revenue growth. Selling, general and administrative expenses ("SG&A") were $372,528 for the year ended December 31, 2012, compared to $370,611 for the same period in 2011. Excluding the impact of foreign exchange translation of $8,141, SG&A was up $10,058, compared to 2011. Operating income for the year ended December 31, 2012 was $59,156, a 23.0% increase, from $48,084 for the same period in 2011.
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
Revenues are recognized only when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured. We recognize revenues at the time services are performed based on the rate detailed in the client contract, such as per: minute, hour, month, employee, subscriber or user, or item basis for each transaction processed. A small percentage of our total Revenues may be subject to performance standards, such as sales per hour, average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may result in bonuses or penalties, which are recognized as earned or incurred. Reward and penalty provisions rarely result in material changes to contract revenues.

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
During the years ended December 31, 2012, 2011 and 2010, our largest 10 clients represented approximately 36.2%, 37.3%, and 37.1% of Revenues, respectively. No client represented more than 10% of our total 2012, 2011, or 2010 Revenues.
Operating Expenses
Our operating expenses primarily consist of:

•	costs of services;

•	SG&A expenses;

•	depreciation and amortization of property and equipment;

•	amortization of intangible assets;

•	restructuring and exit charges;

•	losses or gains on foreign currency transactions;

•	impairment of goodwill and trade name charges; and

•	other expenses.
Of the foregoing, Costs of services and SG&A expenses are our primary operating expenses, accounting collectively for over 90% of our Revenues during 2012, 2011, and 2010. Each component of our operating expenses is described in further detail below.
Costs of Services.    Costs of services represent operating costs specifically associated with client programs. These costs, which include direct labor wages and benefits, telecommunication charges, and sales commissions, are primarily variable in nature. Costs of services represent 65.4%, 65.1%, and 63.9% of our Revenues for the years ended December 31, 2012, 2011 and 2010, respectively.
Direct labor costs (including payroll taxes and benefits) are the primary driver of our Costs of services, representing approximately 94.6%, 95.3%, and 95.8% of our costs of services for the years ended December 31, 2012, 2011 and 2010, respectively. As such, customer service representative wages have been a key component of operating expenses.
SG&A Expenses.    SG&A expenses represent overhead costs associated with support functions, such as finance, human resources, legal, IT, sales and marketing, and senior management. Typically, costs of these support functions are wages and benefits, systems costs, trade costs, insurance, certain telecommunications costs, professional services, and facilities costs. SG&A expenses are fixed in nature but a significant portion of these costs typically shift with revenues over time. The percentage of SG&A expenses to Revenues was 26.1%, 26.2%, and 27.1% for the years ended December 31, 2012, 2011 and 2010, respectively.
Depreciation and Amortization of Property and Equipment.    Our Depreciation and amortization of property and equipment relates to capital expenditures, including leasehold improvements for customer contact centers, and computers and related software that we own or license. We depreciate property and equipment on a straight-line basis over their estimated useful life.
Depreciation and amortization of Property and equipment represent 2.5%, 2.7%, and 2.8% of our Revenues for the years ended December 31, 2012, 2011, and 2010, respectively.
Amortization of Intangible Assets.    Our intangible assets are primarily comprised of non-amortizable goodwill, trademarks, and trade names and amortizable customer relationships, primarily related to our January 30, 2007 acquisition of Legacy SITEL. Our remaining amortizable customer relationships have useful lives of seven years. Amortization of intangible assets represents 0.5%, 0.9%, and 1.2% of our Revenues for the years ended December 31, 2012, 2011, and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Restructuring and Exit Charges.    Restructuring and exit charges consist of costs incurred in conjunction with reductions in our work force or decisions to exit facilities, including employee severance benefits and lease liabilities net of expected sublease rentals. Restructuring and exit charges represent 1.1%, 1.4%, and 2.8% of our Revenues for the years ended December 31, 2012, 2011, and 2010, respectively.
Loss (Gain) on Foreign Currency Transactions.    We are exposed to market risk from fluctuations in foreign currencies. Foreign currency transaction gains and losses primarily result from exchange rate fluctuations on intercompany transactions denominated in different currencies and the resulting revaluation of cash and other assets and liabilities. Although these settlements occur in multiple currencies, our most common fluctuations result from the translation of Philippine pesos, Euros, Indian rupees, or Canadian dollars into U.S. dollars, as well as intra-European settlements translated to U.S. dollars.
Impairment of Goodwill and Trade Name.    At least annually or more frequently, as changes in circumstances indicate, we evaluate the estimated fair value of our goodwill and indefinite-lived intangibles. To the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we may be required to take goodwill impairment charges. In addition, an impairment charge is recorded if the carrying value of the intangible asset exceeds its estimated fair value. We did not record goodwill and trade name impairment charges for the years ended December 31, 2012, 2011, and 2010. Our combined goodwill and other intangible assets as of December 31, 2012 and 2011 totaled $160,650 and $167,675, respectively. We will continue to monitor the economic situations that could impact fair value of goodwill and/or other indefinite-lived intangibles and finite-lived intangibles.
Interest and Other Financing Costs
Interest and other financing costs consist primarily of interest charges under our Senior Notes, Senior Secured Notes, and Senior Secured Credit Facility, as well as costs incurred in connection with the execution of and amendments to these items. We recognized interest and other financing costs of 5.9%, 5.0%, and 4.9% of our Revenues for the years ended December 31, 2012, 2011, and 2010, respectively. The increase was primarily attributable to an increase in non-cash interest expense related to a mark-to-market loss associated with the interest rate swap, an increase in debt financing fees related to the Secured Senior Notes, and a higher interest rate on the Senior Secured Notes compared to the Term Loans that were paid down with the proceeds.
Provision for Income Taxes
Our income tax provision includes U.S. federal, state, local, and foreign income taxes that are currently payable or recoverable, as well as, income taxes that are deferred. We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence is considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.
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
U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. We record interest and penalties related to uncertain tax positions as components of income tax expense. Determining the existence and amount of an uncertain tax position involves judgment as to the interpretation of tax laws and the application of those tax laws to the particular facts. We regularly evaluate current information available to us to determine whether such accruals for uncertain tax positions should be adjusted. Given the judgment involved and inherent uncertainty in the resolution of uncertain tax positions, our actual income tax liability for such positions may be different than the accruals established.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Results of Operations
In our Overview above, and in our analysis of the results of operations below, we have referred to the impact of changes in foreign currency exchange rates, which references the differences between the foreign currency exchange rates we use to convert our international operating results from local currencies into U.S. dollars for reporting purposes. We have also referred to non-GAAP financial measures for Revenues, Costs of services, and SG&A, which represent U.S. GAAP measures that have been adjusted to exclude the impact of foreign exchange translation. We believe these non-GAAP financial measures provide a better framework for management and investors to understand and analyze our performance by providing meaningful information relevant to amounts that impact the comparability of underlying business results from period to period. These supplemental measures should be considered in addition to, and not as a substitute for, measures that are determined in accordance with U.S. GAAP. Reconciliations of the non-GAAP measures to their corresponding U.S. GAAP measures are included in the analysis of our consolidated performance below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The table below presents statement of operations data, including the amount and percentage changes for the periods indicated, as well as the impact from foreign exchange translation:

	Year Ended December 31,
	2012	2011	Dollar Change	Percentage Change	Foreign Exchange Impact	Percentage Change Excluding Foreign Exchange
Statement of Operations Data:
Revenues:
Americas	$870,079	$812,043	$58,036	7.1%	$(10,772)	8.5%
EMEA	559,554	596,670	(37,116)	(6.2)%	(39,710)	0.4%
Other	(500)	7,256	(7,756)	(106.9)%	—	(106.9)%
Total revenues	1,429,133	1,415,969	13,164	0.9%	(50,482)	4.5%
Operating expenses:
Costs of services:
Americas	540,418	489,688	50,730	10.4%	(2,629)	10.9%
EMEA	394,509	424,747	(30,238)	(7.1)%	(27,901)	(0.6)%
Other	(380)	6,702	(7,082)	(105.7)%	(20)	(105.4)%
Total costs of services	934,547	921,137	13,410	1.5%	(30,550)	4.8%
Selling, general and administrative expenses:
Americas	204,453	187,793	16,660	8.9%	(254)	9.0%
EMEA	126,636	140,753	(14,117)	(10.0)%	(8,351)	(4.1)%
Other	41,439	42,065	(626)	(1.5)%	464	(2.6)%
Total selling, general and administrative expenses	372,528	370,611	1,917	0.5%	(8,141)	2.7%
Depreciation and amortization of property and equipment	35,997	38,902	(2,905)	(7.5)%	na	na
Amortization of intangible assets	7,035	13,272	(6,237)	(47.0)%	na	na
Restructuring and exit charges	15,693	20,048	(4,355)	(21.7)%	na	na
Loss on foreign currency transactions	2,596	2,112	484	22.9%	na	na
Impairment and loss on disposal of assets	1,484	634	850	134.1%	na	na
Other expense, net	97	1,169	(1,072)	(91.7)%	na	na
Operating income	59,156	48,084	11,072	23.0%	na	na
Interest and other financing costs, net	84,307	70,690	13,617	19.3%	na	na
Loss before income taxes	(25,151)	(22,606)	(2,545)	11.3%	na	na
Income tax (benefit) provision	(1,283)	9,179	(10,462)	(114.0)%	na	na
Net loss	$(23,868)	$(31,785)	$7,917	(24.9)%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $1,429,133 for the year ended December 31, 2012, an increase of $13,164, compared to $1,415,969 for the year ended December 31, 2011. Excluding the $50,482 impact of foreign exchange translation, of which $39,710 related to EMEA and $10,772 related to the Americas, Revenues increased by $63,646, from 2011 to 2012. Revenue increases in 2012 (excluding the impact of foreign exchange translation) were primarily attributable to new clients, which increased $63,189, with $35,664 attributable to the Americas and $27,525 attributable to EMEA. The increase in Revenues was also due to growth of existing client campaigns of $42,232, that was driven by an increase in the Americas of $49,660, partially offset by a decrease of $7,450 in EMEA. These increases in Revenues were partially offset by approximately $41,832 of attrition, of which $23,207 related to the Americas and $18,625 related to EMEA. The increase in Revenues was also partially offset by the decrease in Other revenues, which were $(500) for the year ended December 31, 2012, a decrease of $7,756, compared to $7,256 for the year ended December 31, 2011. The decrease in Other revenues was primarily due to the sale of the National Action Financial Services, Inc. ("NAFS") business in August 2011.
Operating Expenses
Costs of Services
Costs of services were $934,547 for the year ended December 31, 2012, an increase of $13,410, compared to $921,137 for the year ended December 31, 2011. Excluding the impact of foreign exchange translation of $30,550, of which $27,901 related to EMEA and $2,629 related to the Americas, Costs of services increased by $43,960, during 2012 as compared to 2011. Costs of services increases in 2012 were primarily due to the aforementioned Revenues growth in 2012.
SG&A
SG&A expenses were $372,528 for the year ended December 31, 2012, an increase of $1,917, compared to $370,611 for the year ended December 31, 2011. Excluding the impact of foreign currency translation of $8,141, primarily due to $8,351 related to EMEA and $254 related to Americas, SG&A expenses increased $10,058, during 2012 as compared to 2011. The increase in SG&A was primarily due to increases in Revenues, facilities costs, and labor costs.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $35,997 for the year ended December 31, 2012, a decrease of $2,905, as compared to $38,902 for the year ended December 31, 2011. The decrease was primarily due to asset retirements during 2012, combined with a lower level of capital expenditures.
Amortization of Intangible Assets
Amortization of intangible assets was $7,035 for the year ended December 31, 2012, a decrease of $6,237, compared to $13,272 for the year ended December 31, 2011. The decrease was primarily due to certain customer relationship intangible assets in the Americas that became fully amortized during 2012.
Restructuring and Exit Charges
Restructuring and exit charges were $15,693 for the year ended December 31, 2012, a decrease of $4,355 compared to $20,048 for the year ended December 31, 2011. Restructuring expense for 2012 included $12,217 of severance costs and $3,476 of facility exit and other costs, while restructuring expense for 2011 included severance costs of $15,203 and facility exit and other costs of $4,845.
Facility exit and other costs primarily relate to ongoing lease and other contractual obligations. We estimate that approximately $7,800 of cash payments related to these obligations will be made from 2013 through 2016 as the related leases expire.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The restructuring activities implemented during 2012 and the restructuring and exit charges for the year ended December 31, 2012 are summarized below.

Headcount reduction	1,392
Sites eliminated	2
Estimated annualized cash savings	$9,772

Restructuring and exit charges related to restructuring activities initiated in 2012	$12,716
Restructuring and exit charges related to restructuring plans from earlier years	$2,977
Total restructuring and exit charges for the year ended December 31, 2012	$15,693
Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $2,596 for the year ended December 31, 2012, an increase of $484, compared to $2,112 for the year ended December 31, 2011.
Impairment and Loss on Disposal of Assets
Impairment and loss on disposal of assets was $1,484 for the year ended December 31, 2012, an increase of $850, compared to $634 for the year ended December 31, 2011. The loss was primarily related to impairment charges of $1,633 recognized during 2012 on certain of the Company's annuity contracts located in the Americas.
Interest and Financing Costs
Interest and other financing costs were $84,307 for the year ended December 31, 2012, an increase of $13,617, compared to $70,690 for the year ended December 31, 2011. The increase was primarily attributable to an increase in non-cash interest expense of $11,482 related to a mark-to-market loss associated with the interest rate swap and a higher interest rate on the Senior Secured Notes compared to the Term Loans that were partially paid down with the proceeds. These increases were partially offset by lower interest payments associated with the amendment of our interest rate swap.
Income Tax Provision (Benefit)
We recognized an income tax benefit of $1,283 for the year ended December 31, 2012, compared to a provision of $9,179 for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 was 5.1%. The effective tax rate for the year ended December 31, 2012 differed from the statutory rate due to releases of valuation allowances, foreign dividends and interest and nondeductible expenditures.
In 2012, we released valuation allowances on the deferred tax assets of one of our Canadian subsidiaries and our Colombian subsidiary during the fourth quarter of 2012, resulting in a tax benefit of $3,522. Management concluded that releases were warranted in the current quarter given recent cumulative profit positions coupled with profitable outlooks. During the fourth quarter of 2012, we also established a valuation allowance on the deferred tax assets of our Brazilian subsidiary as management concluded that cumulative losses and lack of future expected sustained profitability could no longer support the recognition of the deferred tax assets, resulting in tax expense of $3,593.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the third quarter of 2012, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $3,237 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges and an offsetting non-cash income tax benefit of $3,237 in continuing operations. During the fourth quarter, we recorded a non-cash deferred income tax expense of $948 against Foreign currency translation adjustment as a result of year-to-date gains from foreign currency fluctuations primarily related to our establishment of a deferred tax liability on unrepatriated foreign earnings of our Philippines subsidiary and an offsetting non-cash income tax benefit of $948 in continuing operations. We also released the valuation allowance on operating losses and other tax attributes with unlimited carryforward periods in certain jurisdictions to the extent that deferred tax liabilities related to indefinite lived intangibles created a source of income to support the release. This release resulted in a tax benefit of $5,139 during the fourth quarter of 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

We have significant deferred tax assets in many of the jurisdictions in which we operate. Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain foreign and U.S. state and local jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such goals can be achieved and sustained throughout 2013, we may release all or a portion of the remaining valuation allowance as early as the second half of 2013 with respect to these operations. Such release would have a positive impact on our income tax expense and net income in the period of release.
We have not recorded deferred U.S. income tax liabilities of $19,085 and $26,686 applicable to undistributed earnings of $54,724 and $76,257 at December 31, 2012 and 2011, respectively, related to certain foreign subsidiaries as these undistributed earnings are indefinitely reinvested in foreign operations. During the fourth quarter of 2012, we changed our assertions with respect to certain of our foreign subsidiaries. We recorded a deferred tax liability of $9,271, recognizing $425 of income tax expense, applicable to the undistributed earnings of our Philippines subsidiary and reduced the deferred tax liability for $534 related to the reversal of our assertion with respect to our Portuguese subsidiary, recognizing $28 of income tax benefit. We continuously review the assertion for indefinitely reinvested earnings in line with our global cash strategy.
For the year ended December 31, 2011, we recognized a $9,179 provision for income taxes. The effective tax rate for the year ended December 31, 2011 was (40.6)%. The income tax provision differed from the statutory rate due to increases in valuation allowances primarily related to operating losses, foreign dividends, and interest and nondeductible expenditures. We have recognized tax expense on a consolidated book loss because we recognize tax expense in certain profitable jurisdictions which cannot be offset by tax benefit in loss jurisdictions due to the existence of valuation allowances in these jurisdictions.
The provision for income taxes decreased to a benefit of $1,283 for the year ended December 31, 2012 from an income tax expense of $9,179 for the year ended December 31, 2011 primarily due to the tax benefit of $5,139 related to the release of valuation allowances on operating losses and other tax attributes with unlimited carryforward periods in jurisdictions where deferred tax liabilities for indefinite lived intangibles create a source of income and the tax benefit of $4,185 recorded in continuing operations for year-to-date gains from mark-to-market fluctuations on foreign currency hedges and foreign currency fluctuations on deferred tax liabilities related to unrepatriated foreign earnings recorded in other comprehensive income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The table below presents statement of operations data, including the amount and percentage changes for the periods indicated, as well as the impact from foreign exchange translation:

	Year Ended December 31,
	2011	2010	Dollar Change	Percentage Change	Foreign Exchange Impact	Percentage Change Excluding Foreign Exchange
Statement of Operations Data:
Revenues:
Americas	$812,043	$751,088	$60,955	8.1%	$4,549	7.5%
EMEA	596,670	570,284	26,386	4.6%	23,081	0.6%
Other	7,256	19,173	(11,917)	(62.2)%	(217)	(61.0)%
Total revenues	1,415,969	1,340,545	75,424	5.6%	27,413	3.6%
Operating expenses:
Costs of services:
Americas	489,688	443,721	45,967	10.4%	8,065	8.5%
EMEA	424,747	401,190	23,557	5.9%	16,219	1.8%
Other	6,702	11,552	(4,850)	(42.0)%	4	(42.0)%
Total costs of services	921,137	856,463	64,674	7.6%	24,288	4.7%
Selling, general and administrative expenses:
Americas	187,793	189,313	(1,520)	(0.8)%	(75)	(0.8)%
EMEA	140,753	146,937	(6,184)	(4.2)%	5,440	(7.9)%
Other	42,065	26,927	15,138	56.2%	658	53.8%
Total selling, general and administrative expenses	370,611	363,177	7,434	2.0%	6,023	0.4%
Depreciation and amortization of property and equipment	38,902	37,346	1,556	4.2%	na	na
Amortization of intangible assets	13,272	15,523	(2,251)	(14.5)%	na	na
Restructuring and exit charges	20,048	38,065	(18,017)	(47.3)%	na	na
Loss on foreign currency transactions	2,112	4,628	(2,516)	(54.4)%	na	na
Impairment and loss on disposal of assets	634	179	455	254.2%	na	na
Other expense (income), net	1,169	(285)	1,454	(510.2)%	na	na
Operating income	48,084	25,449	22,635	88.9%	na	na
Interest and other financing costs, net	70,690	65,775	4,915	7.5%	na	na
Loss on extinguishment of debt, net	—	3,019	(3,019)	—	na	na
Loss before income taxes	(22,606)	(43,345)	20,739	(47.8)%	na	na
Income tax provision (benefit)	9,179	(4,488)	13,667	(304.5)%	na	na
Net loss	$(31,785)	$(38,857)	$7,072	(18.2)%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $1,415,969 for the year ended December 31, 2011, an increase of $75,424, compared to $1,340,545 for the same period in 2010. Excluding the $27,413 impact of foreign exchange translation, of which $23,081 related to EMEA and $4,549 related to the Americas, Revenues increased by $48,011, or 3.6%, from 2010 to 2011. Revenue increases in 2011 were primarily attributable to new wins of approximately $106,000, 79% of which came from existing clients, and approximately $6,000 in net growth of existing client campaigns. These increases were partially offset by approximately $60,400 of attrition, of which approximately $34,000 related to client losses in 2010.
Operating Expenses
Costs of Services
Costs of services were $921,137 for the year ended December 31, 2011, an increase of $64,674, compared to $856,463 for the year ended December 31, 2010. Excluding the $24,288 impact of foreign exchange translation, Costs of services increased by $40,386, or 4.7%, from 2010 to 2011. Costs of services for the year ended December 31, 2011 increased primarily due to the aforementioned 3.6% increase in Revenues for 2011 and market pressures, particularly in the technology and utilities industries.
SG&A
SG&A expenses were $370,611 for the year ended December 31, 2011, an increase of $7,434, compared to $363,177 for the year ended December 31, 2010. Excluding the $6,023 impact of foreign exchange translation, SG&A expenses increased by $1,411, or 0.4%, from 2010 to 2011.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $38,902 for the year ended December 31, 2011, an increase of $1,556, compared to $37,346 for the year ended December 31, 2010. The increase was primarily due to increased investments in fixed assets in 2011 and an adjustment to amortization expense on certain leasehold improvements.
Amortization of Intangible Assets
Amortization of intangible assets was $13,272 for the year ended December 31, 2011, a decrease of $2,251, compared to $15,523 for the year ended December 31, 2010. The decrease primarily related to certain customer relationship intangibles becoming fully amortized during 2011.
Restructuring and Exit Charges
Management initiated a restructuring plan for the year ended December 31, 2010 (the "2010 Plan") in response to reduced volumes stemming from the global economic downturn and the likelihood of a prolonged and sluggish recovery period. A restructuring plan for the year ended December 31, 2011 (the "2011 Plan") was also initiated in response to reduced volumes caused by the continued economic instability, primarily in EMEA. Both plans consisted of workforce reductions and site closures.
Restructuring and exit charges were $20,048 for the year ended December 31, 2011, a decrease of $18,017, compared to $38,065 for the year ended December 31, 2010. Restructuring expense included severance costs of $15,203 and $30,849 for the years ended December 31, 2011 and 2010, respectively. Facility exit and other costs, which primarily related to ongoing lease and other contractual obligations, were $4,845 and $7,216 for the years ended December 31, 2011 and 2010, respectively.
Information regarding the 2011 Plan and the restructuring and exit charges for the year ended December 31, 2011 is summarized below:

Headcount reduction	1,826
Sites eliminated	6
Estimated annualized cash savings	$24,177

Restructuring and exit charges related to the 2011 Plan	$14,721
Restructuring and exit charges related to restructuring plans from earlier years	$5,327
Total restructuring and exit charges for the year ended December 31, 2011	$20,048

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Information regarding the 2010 Plan and the restructuring and exit charges for the year ended December 31, 2010 is summarized below:

Headcount reduction	1,135
Sites eliminated	26
Estimated annualized cash savings	$32,500

Restructuring and exit charges related to the 2010 Plan	$38,339
Restructuring and exit charges related to restructuring plans from earlier years	$(274)
Total restructuring and exit charges for the year ended December 31, 2010	$38,065
Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions in the amount of $2,112 for the year ended December 31, 2011, a decrease of $2,516, compared to $4,628 for the year ended December 31, 2010. The decrease was related to foreign exchange rate fluctuations.
Interest and Financing Costs
Interest and other financing costs were $70,690 for the year ended December 31, 2011, an increase of $4,915, compared to $65,775 for the year ended December 31, 2010. The increase was primarily attributable to a full year of interest paid in 2011 on the Senior Notes and higher average debt outstanding during the year. These increases were partially offset by the lower interest rate obtained from the recent amendment of our interest rate swap.
Loss on Extinguishment of Debt
We recognized a $3,019 loss on extinguishment of debt for the year ended December 31, 2010. The loss resulted from a partial pay down of our senior secured term loans using the proceeds from the 2010 Senior Notes offering. No such loss was recorded in 2011.
Income Tax Provision (Benefit)
We recognized an income tax provision of $9,179 for the year ended December 31, 2011, compared to a benefit of $4,488 for the year ended December 31, 2010. The effective tax rate for the year ended December 31, 2011 was (40.6)%. The effective tax rate for the year ended December 31, 2011 differed from the statutory rate due to increases in valuation allowances primarily related to operating losses, foreign dividends and interest and nondeductible expenditures. We have recognized tax expense on a consolidated book loss because we recognize tax expense in certain profitable jurisdictions which cannot be offset by tax benefit in loss jurisdictions due to the existence of valuation allowances in these jurisdictions.
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
Liquidity and Capital Resources
Our principal sources of liquidity are net cash provided by operating activities, borrowings under our Senior Secured Credit Facility, and proceeds from the issuances of our Senior Secured Notes, Senior Notes, and equity. We expect that these will continue to be our principal sources of cash in the future. Our principal uses of cash have included debt service, capital expenditures, restructuring activities, and the financing of working capital. We expect that these will continue to be our principal uses of cash in the future.
We manage a centralized global treasury function in the United States with a particular focus on concentrating and safeguarding our global Cash and cash equivalent reserves. While we generally prefer to hold U.S. dollars, we maintain adequate cash in the functional currency of our foreign subsidiaries to support local operating costs. We protect our cash reserves by maintaining sound cash management practices, relationships with reputable banking partners, and highly liquid investments. We continuously review our assertion for indefinitely reinvested earnings in line with our global cash strategy and during the fourth quarter of 2012, we changed our assertions with respect to certain of our foreign subsidiaries. For detailed information, see Note 10 to our Consolidated Financial Statements included in Item 8 of this Report.
We believe that cash generated from operations, existing cash balances, and borrowings under our Senior Secured Credit Facility or other financing arrangements will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled debt payments.
The amount of capital required over the next 12 months will also depend on our levels of investment in infrastructure necessary to maintain, upgrade, or replace existing assets or to develop new customer contact centers. Our working capital and capital expenditure requirements could also increase materially in the event cash is required to fund new strategic initiatives, the resolution of certain litigation or administration disputes, or other unexpected business expenses. These factors could require that we raise additional capital through future debt or equity financing or reduce certain capital and other expenditures.
We expect our operations to continue to require capital expenditures consistent with prior years to support the growth of our business. We expect to continue to finance equipment purchases through proceeds from our operations, our Senior Secured Credit Facility, and our ability to acquire equipment through operating and capital lease obligations with various equipment vendors and lending institutions.
During the year ended December 31, 2012, cash paid for fixed asset capital expenditures and other related investments totaled $31,503. The capital expenditure line item includes the following categories: facilities and information technology repair and maintenance, growth, retention, and incremental new sites.
The maximum capital expenditures covenant in our Senior Secured Credit Facility limits our annual capital spending, cash restructuring in excess of $10,000 and our acquisition expenses in excess of $10,000, to a pre-established limit for each year and allows for carryover of unused spend.
As of December 31, 2012, our total Cash and cash equivalents were $12,245, and our indebtedness was $737,121. This compares with $19,337 in total Cash and cash equivalents and $700,784 of indebtedness as of December 31, 2011. Adjusted working capital was $131,965 at December 31, 2012, compared to $107,482 at December 31, 2011, an increase of $24,483. Adjusted working capital is a non-GAAP measure that we define as current assets (excluding cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts). See Part II Item 7 of this Report for a reconciliation of this non-GAAP measure.
These fluctuations are explained in the Cash Flows comparisons below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Cash Flows
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Year Ended December 31,		Increase (Decrease) to Net Cash Flow
	2012	2011	Amount
Cash provided by (used in):
Operating activities	$6,600	$(9,968)	$16,568
Investing activities	(31,184)	(39,465)	8,281
Financing activities	18,771	39,727	(20,956)
Operating Activities.    Cash flow from operations was a source of cash of $6,600 in 2012, compared to a use of cash of $9,968 in 2011. The increase in cash flow from operations was primarily due to decreases in cash payments on restructuring charges of approximately $11,400, interest charges of $8,151, and taxes of $7,996 from 2011 to 2012. Cash flow from operations also increased due to the $7,917 decrease in net loss from 2011 to 2012. These increases in cash flows from operations were partially offset by an increase of $17,348 in our operating assets and liabilities, which was primarily driven by lower accounts payable and accrued liabilities balances.
Investing Activities.    Cash used in investing activities was $31,184 in 2012, compared to $39,465 in 2011. The decrease in cash used in investing activities was due to lower capital expenditures on property and equipment, which was primarily due to lower capital expenditure requirements in 2012 compared to 2011. During 2012, we invested $31,503 in property and equipment, compared to $40,258 in 2011.
Financing Activities.    Cash provided by financing activities was $18,771 in 2012, compared to $39,727 in 2011. The decrease in cash provided by financing activities was primarily due to lower net borrowings against the Revolvers over the course of 2012 as compared to 2011, combined with higher payments on debt issue costs and interest rate swaps. During 2012, we paid $10,957 in debt issue costs and interest rate swaps, compared to $3,618 in 2011.
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
Operating Activities.    Cash flow from operations was a use of cash of $9,968 in 2011, compared to a source of cash of $891 in 2010. The decrease in cash flow from operations was primarily due to an increase in cash payments on interest charges of $13,560 and a decrease in cash proceeds on marketable securities, net, of $8,683. These decreases in cash flows from operations were partially offset by a decrease in cash payments on taxes of $13,331.
Investing Activities.    Cash used in investing activities was $39,465 in 2011, compared to $28,562 in 2010. The increase in cash used in investing activities was due to higher capital expenditures on property and equipment, which was primarily driven by growth in the Americas and EMEA, as well as increased payments on IT and facilities maintenance. During 2011, we invested $40,258 in property and equipment, compared to $29,187 in 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Financing Activities.    Cash provided by financing activities in 2011 was $39,727, compared to $30,949 in 2010. The increase in cash provided by financing activities was primarily related to lower payments on debt issue costs. During 2011, we paid $1,896 in debt issue costs, compared to $8,233 in 2010. The increase in cash provided by financing activities was also due to an increase in our net debt activity. During 2011, we recorded proceeds from debt of $537,307, partially offset by debt repayments of $493,962, resulting in net cash provided by debt of $43,345. The 2011 net debt activity related primarily to the Revolvers. By comparison, during 2010, we recorded debt proceeds of $682,088 (primarily due to the Revolvers and $292,362 on the issuance of the Senior Notes in March 2010), partially offset by debt repayments of $642,355 (primarily on the Revolvers), resulting in net cash provided by debt of $39,733.
Contractual Obligations and Commercial Commitments
The following table represents our contractual commitments associated with our debt and other contractual obligations as of December 31, 2012:

	Payments Due By Period
Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
	(dollars in thousands)
Long-term debt obligations(1)	$—	$—	$445,311	$300,000	$745,311
Interest obligation(2)	65,297	130,594	104,721	8,625	309,237
Capital lease obligations(3)	3,814	2,041	6	—	5,861
Operating lease obligations(4)	50,796	56,226	25,658	4,493	137,173
Purchase commitments(5)	27,930	46,422	200	292	74,844
Total(6)	$147,837	$235,283	$575,896	$313,410	$1,272,426

(1)
Represents principal on our Senior Secured Credit Facility, the Senior Secured Notes, and the Senior Notes. For further information on our long-term debt obligations, see Note 8 to our audited Consolidated Financial Statements for the year ended December 31, 2012. As of December 31, 2012, we had outstanding borrowings of $19,400 under our Revolvers which provide for aggregate borrowings of up to $85,000 (the non-extended portion of our U.S. revolver expired, reducing the total amount available under the Revolvers from $85,000 to $61,250 in January 2013) less $1,144 of letters of credit outstanding for a total availability of $64,456 as of December 31, 2012. The actual amounts of interest and payments under our Revolvers will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period.

(2)
Represents interest payments on our Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes. Because we have hedged $175,000 of our outstanding term loan borrowings through an interest rate swap agreement expiring December 2016, the interest payments reflected above for that $175,000 are based on the swap rate of 2.315% through the expiration date of that agreement, rather than the interest rate of the term loans. Variable interest rates under our Senior Secured Credit Facility have been assumed to remain constant through the end of the term. For further information, see Notes 8 and 15 to our audited Consolidated Financial Statements for the year ended December 31, 2012, included in Item 8 of this report.

(3)
Consists of payments under our capital leases for certain equipment. For further information, see Note 13 to our audited Consolidated Financial Statements for the year ended December 31, 2012, included in Item 8 of this report.

(4)
Represents payments under our non-cancelable operating leases for various property and equipment. For further information, see Note 13 to our Audited Consolidated Financial Statements for the year ended December 31, 2012.

(5)	Consists primarily of contractual obligations to purchase goods or services, primarily telecommunications services, which are enforceable and legally binding on us.

(6)
Because we are uncertain as to when and if cash settlement may occur, this table does not reflect our net long-term liability of $28,756 related to uncertain tax positions. See Note 10 of the audited Consolidated Financial Statements for the year ended December 31, 2012, included in Item 8 of this report.

Debt
Senior Secured Notes
On April 20, 2012, SITEL, LLC and SITEL Finance Corp. (together with SITEL, LLC, the "Issuers") issued the 11.0% Senior Secured Notes due August 1, 2017, having an aggregate principal amount of $200,000 with an original issuance discount of $8,000, The Senior Secured Notes are guaranteed by our domestic subsidiaries and will mature on August 1, 2017. The Senior Secured Notes and the guarantees are the senior obligations of the Issuers and the guarantors and are be secured on a first-priority basis by a lien on substantially all of the assets of the Issuers and the guarantors, subject to certain exceptions. The obligations of the Issuers and the guarantors under the Senior Secured Notes and the guarantees are secured on an equal and ratable basis with all obligations of the Issuers and the guarantors under the Senior Secured Credit Facility. The Senior

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Secured Notes and guarantees thereof rank effectively senior in right of payment to all of the Issuers' and guarantors' existing and future senior unsecured debt, including the Senior Notes, to the extent of the collateral securing the Senior Secured Notes and senior to all of the Issuers' and guarantors' existing and future subordinated debt. Interest accrues on the Senior Secured Notes at a rate of 11.0% annually, and is payable semi-annually in arrears on February 1 and August 1. Proceeds from the Senior Secured Notes offering were used to pay down approximately $128,900 of the Term Loans and 100% of the outstanding balance on the Revolvers, both of which are discussed further below.
We are not required to make mandatory redemptions or sinking fund payments with respect to the Senior Secured Notes; however at any time prior to August 1, 2014, the issuers of the Senior Notes may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Secured Notes with the net proceeds of certain equity offerings at 111.0%. Prior to August 1, 2014, the Senior Secured Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount of the Senior Secured Notes, plus a make-whole premium calculated in accordance with the indenture governing the Senior Secured Notes and accrued and unpaid interest. On or after August 1, 2014, the Senior Secured Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 105.500% prior to August 1, 2015; 102.750% on or after August 1, 2015, but prior to August 1, 2016; and 100% on or after August 1, 2016.
The indenture governing the Senior Secured Notes contains customary covenants and restrictions on the activities of SITEL, LLC, Sitel Finance and SITEL, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of SITEL, LLC's assets.
Senior Notes
On March 18, 2010, the Issuers issued the 11.5% Senior Notes due April 1, 2018 having an aggregate principal amount of $300,000 with an original issuance discount of $7,638. The Senior Notes are general unsecured obligations of SITEL Worldwide Corporation and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by our domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1. Proceeds from the Senior Notes offering were used to pay down approximately $231,600 of the Term Loans and 100% of the outstanding balance on the Revolvers, both of which are discussed further below.
We are not required to make mandatory redemptions or sinking fund payments with respect to the Senior Notes; however at any time prior to August 1, 2013, the issuers of the Senior Notes may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Notes with the net proceeds of certain equity offerings at 111.5%. Prior to April 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount of the Senior Notes, plus a make-whole premium calculated in accordance with the indenture governing the Senior Notes and accrued and unpaid interest. On or after April 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 105.750% prior to April 1, 2015; 102.875% on or after April 1, 2015, but prior to April 1, 2016; and 100% on or after April 1, 2016.
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
As of December 31, 2012, we had an aggregate of $245,311 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $225,911 of term loan borrowings. Our Term Loans consisted of approximately $177,973 outstanding on the U.S. term loan, $28,984 outstanding on the Euro term loan, and $18,954 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,144 as of that date. As of December 31, 2012, we had $19,400 of borrowings outstanding and $64,456 available for additional borrowings under our Revolvers.
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
Second Amendment
In April 2009, we entered into the second amendment to our Senior Secured Credit Facility which effected a technical amendment clarifying certain terms governing minimum borrowing amounts under certain interest rates including London Interbank Offer Rate ("LIBOR").
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
Interest
The Term Loans mature in January 2017. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.3% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75% or the higher of (i) the federal funds rate plus 0.50% or (ii) the banks’ prime rate, plus the applicable margin of 5.75%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

margin of 6.75%. We have an interest rate swap agreement for the notional amount of $350,000 against our Term Loans that was based on a rate of 4.91% versus three month LIBOR for the first nine months of 2011. In November 2011, we amended our interest rate swap agreement to reduce the rate to 2.315%, effective September 30, 2011, and to reduce the notional amount to $175,000 as of March 31, 2012.
The extended Revolvers mature in January 2016. In January 2013, the non-extended portion of our U.S. Revolver expired, reducing the borrowing capacity under the Revolvers from $85,000 to $61,250. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 5.50%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate plus the applicable margin of 6.75% or the higher of the one month BA Rate 0.75% or the Canadian prime rate plus the applicable margin of 5.75%.
For the year ended December 31, 2012, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.57%. For the year ended December 31, 2012, the weighted average rate on the Revolvers was 8.06%. Specified interest rates for the Euro term loan and Canadian term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of December 31, 2012. We believe that we will continue to be able to comply with the restrictive covenants in our Senior Secured Credit Facility throughout 2013.
Off Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At December 31, 2012, the future lease commitments relating to our operating leases were $137,173. We utilize

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through October 2013, and are renewed as required. The outstanding commitment on these obligations at December 31, 2012 was $1,144.
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
Seasonality
Our business has been generally subject to seasonality, with revenues and profits strongest in the fourth quarter due to the high level of sales activity between our clients and their customers during the fall holiday season, with slower business during the spring and summer months.
Non-GAAP Measures
Our primary financial measure not calculated in accordance with U.S. GAAP is Adjusted EBITDA. We also use Adjusted working capital and Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation as additional non-GAAP measures.
The computation of Adjusted EBITDA is as follows:

(in thousands of U.S. dollars)	December 31, 2012	December 31, 2011	December 31, 2010
Net Loss	$(23,868)	$(31,785)	$(38,857)
Adjustments:
Income taxes	(1,283)	9,179	(4,488)
Interest expense	84,307	70,690	65,775
Loss on disposal of PP&E	1,484	634	179
Amortization of intangibles	7,035	13,272	15,523
Depreciation	35,997	38,902	37,346
Restructuring and exit charges	15,693	20,048	38,065
Non-cash loss on FX	4,558	3,334	6,064
Non-cash (gain) loss on FX hedges	(917)	1,727	(5,385)
Non-cash stock compensation	518	203	219
Other	1,498	2,352	2,737
Total Adjustments	148,890	160,341	156,035
Adjusted EBITDA	$125,022	$128,556	$117,178
The computation of Adjusted working capital is as follows:

(in thousands of U.S. dollars)	December 31, 2012	December 31, 2011	December 31, 2010
Working capital (a)	$143,359	$123,534	$121,024
Adjustments:
Cash and cash equivalents	(12,245)	(19,337)	(29,894)
Restricted cash	(3,758)	(3,804)	(6,121)
Current portion of capital lease obligations	3,023	3,571	3,224
Book overdrafts	1,586	3,518	2,921
Total Adjustments	(11,394)	(16,052)	(29,870)
Adjusted working capital	$131,965	$107,482	$91,154

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

(a) Defined as current assets less current liabilities from the Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance.
The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

(in thousands of U.S. dollars)	Year Ended December 31,
	2012	2011	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact	2012 results without Foreign exchange impact
Total revenues	$1,429,133	$1,415,969	$13,164	0.9%	4.5%	$(50,482)	$63,646	$1,479,615
Total costs of services	934,547	921,137	13,410	1.5%	4.8%	(30,550)	43,960	965,097
Total selling, general and administrative expenses	372,528	370,611	1,917	0.5%	2.7%	(8,141)	10,058	380,669

	Year Ended December 31,
	2011	2010	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact	2011 results without Foreign exchange impact
Total revenues	$1,415,969	$1,340,545	$75,424	5.6%	3.6%	$27,413	$48,011	$1,388,556
Total costs of services	921,137	856,463	64,674	7.6%	4.7%	24,288	40,386	896,849
Total selling, general and administrative expenses	370,611	363,177	7,434	2.0%	0.4%	6,023	1,411	364,588
The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP and may not be comparable to other companies' non-GAAP measures with similar titles.
Adjusted EBITDA is our primary non-GAAP financial measure. We use Adjusted EBITDA to enhance our understanding of our operating performance in the ordinary, ongoing, and customary course of our operations. We historically have found it helpful, and believe that investors have found it helpful.
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
The use of Adjusted EBITDA has certain limitations. Restructuring, depreciation and amortization expense for various long-term assets, income tax expense or benefit, interest expense, interest income, non-cash gain or loss on foreign exchange, and non-cash gain or loss on foreign exchange hedges have been and will be incurred and are not reflected in the presentation of Adjusted EBITDA. Each of these items should also be considered in the overall evaluation of the results. We compensate for these limitations by providing the relevant disclosure of the depreciation and amortization, interest expense, income tax expense and other relevant items both in the reconciliations to the U.S. GAAP financial measures and in the consolidated financial statements, all of which should be considered when evaluating performance.
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
We may incur certain upfront project start-up costs specific to each customer contract. In certain instances, our contracts allow us to bill the customer for these costs; however, because these upfront start-up services (mostly employee training services) do not have stand-alone value to the customer, revenues from upfront start-up services are deferred (and included in accrued liabilities and other for the current portion and in other noncurrent liabilities) and are recognized in revenues as services are provided over the estimated customer relationship life.
We are reimbursed by clients for certain pass-through out-of-pocket expenses, consisting principally of telecommunication, employee performance incentive, and postage and shipping costs. The reimbursement and related costs are reflected in the accompanying Consolidated Statements of Comprehensive Loss as revenues and costs of services, respectively. Revenue-related taxes collected from customers and remitted to governmental authorities are netted and not included in revenues.
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

(in thousands of U.S. dollars, except share and per share data)

and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions. For derivatives designated as a hedge for accounting purposes, we also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the exposure of the hedged items. If it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. For financial instruments that no longer qualify for hedge accounting, changes in fair value are recognized in loss (gain) on foreign currency transactions in the accompanying Consolidated Statements of Comprehensive Loss.
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
We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence is considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.
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
U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. We record interest and penalties related to uncertain tax positions as components of income tax expense. Determining the existence and amount of an uncertain tax position involves judgment as to the interpretation of tax laws and the application of those tax laws to the particular facts. We regularly evaluate current information available to us to determine whether such accruals for uncertain tax positions should be adjusted. Given the judgment involved and inherent uncertainty in the resolution of uncertain tax positions, our actual income tax liability for such positions may be different than the accruals established.
See Note 10 of the Audited Consolidated Financial Statements for the year ended December 31, 2012 included in Item 8 of this Report for additional discussion regarding income taxes.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which mandates that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The standard is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have an effect on our financial statements and related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

disclosures.
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment," to establish an optional two-step analysis for impairment testing of indefinite-lived intangible assets other than goodwill. Under the two-step analysis, an entity would perform a qualitative analysis first, whereby evaluating the totality of qualitative factors that impact whether an indefinite-lived intangible asset has a carrying amount that is more likely than not to exceed its fair value. The entity would then proceed to conducting the quantitative assessment. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are currently assessing the impact of ASU 2012-02 on our financial statements and related disclosures.
In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements". The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial statements and related disclosures.
In October 2012, the FASB issued ASU 2012-06, "Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution", which clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance is not expected to have an effect on our financial statements and related disclosures.
In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which provides scope clarifications related to the previously issued ASU 2011- 11. These ASU's provide new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in these updates are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to have an effect on our financial statements and related disclosures.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard is effective in the second quarter of fiscal 2013, and is not expected to have a material impact on our financial statements and related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements, included in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands of U.S. dollars)
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
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2012, we had $245,311 of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to increase interest expense by approximately $2,453, in each case for the year ended December 31, 2012 before giving effect to the interest rate swap agreement described below. Approximately 77.5% of our term loan debt at December 31, 2012 was covered by an interest rate swap derivative instrument. The interest rate swap agreement described below reduces our exposure to interest rate risk associated with our variable rate debt for the periods in which the agreement is in effect.
In March 2007, we entered into an interest rate swap derivative instrument, which we refer to as the interest rate swap, to minimize the risk associated with fluctuations in interest rates on our variable rate debt. The objective of the swap is to more effectively balance our borrowing costs and interest rate risk. The interest rate swap was originally set to expire in March 2012. Under the original terms of the interest rate swap, we made payments to a counterparty at a fixed rate of 4.91% on a $400,000 notional amount of the interest rate swap, and we received a variable rate of three-month LIBOR. The notional amount was reduced to $350,000 in March 2009 for the remainder of the term. On November, 28, 2011, we amended the interest rate swap to extend the term through December 31, 2016. The fixed rate decreased to 2.315% as of September 30, 2011. The notional amount decreased to $175,000 on March 31, 2012, and will remain constant through the remainder of the revised term.
Foreign Currency Risk
We are exposed to market risk from fluctuations in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Europe, Asia, and other foreign markets in which we have operations.
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
Cash Flow Hedges.    We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which the Consolidated Financial Statements are reported. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Significant costs are incurred in our foreign locations where we service a number of our U.S. and European based clients using non-U.S. and non-European based customer care centers, such as customer care centers in the Philippines, India, Mexico and others. Conversely, related revenues from the client contracts are invoiced and collected in a different currency, principally in U.S. dollars as well as other currencies such as the Euro, British pound sterling ("GBP"), and Australian and New Zealand dollars. To hedge against the risk of fluctuations in the invoiced currency, we have contracted with financial institutions to set (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of December 31, 2012, we had forward contracts maturing within the next 14 months. The principal currency exposures hedged are in relation to the Philippine peso ("PHP"), Indian rupee ("INR"), and Mexican peso ("MXN").

To help minimize variability and exposure to changes in these currencies on a year over year basis, we have a corporate hedging program in place that incorporates "tiered and rolling" quarterly hedge entry dates. In any given calendar year hedges are entered every quarter for 25% of the exposure of each quarter of the next calendar year. Under this program we have entered into forward contracts with two financial institutions to acquire these foreign currencies set forth in the table below:

Currency to be Acquired	USD Equivalent Amount of Foreign Currency to be Acquired, in thousands	Exchange Rate	Contract Term
PHP	$160,518	41.03	2013 / 2014
INR	$43,964	54.67	2013 / 2014
MXN	$5,535	13.01	2013
NZD	$3,385	1.22	2013
We do not use derivative foreign exchange instruments for trading or other speculative purposes.
Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had a 10% depreciation against our non-U.S. dollar denominated business in 2012, revenues would have been increased by approximately $85,000 and operating income would have been decreased by approximately $18,500, respectively, before giving effect to the forward contracts described above.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Beginning on the next page are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, the supplementary financial information specified by Item 302 of Regulation S-K and Financial Statement Schedule II – Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SITEL Worldwide Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, changes in stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of SITEL Worldwide Corporation and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Nashville, Tennessee
February 20, 2013

SITEL Worldwide Corporation
Consolidated Balance Sheets
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share data)

	2012	2011
Assets
Current assets
Cash and cash equivalents	$12,245	$19,337
Accounts receivable (net of allowance for doubtful accounts of $2,990 and $3,129, respectively)	264,849	247,292
Prepaids and other current assets	56,642	61,364
Total current assets	333,736	327,993
Property and equipment, net	91,592	100,468
Goodwill	117,720	117,710
Other intangible assets, net	42,930	49,965
Deferred income taxes	14,213	17,156
Other noncurrent assets	42,158	35,912
Total assets	$642,349	$649,204
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$19,880	$24,556
Accrued payroll and benefits	77,243	73,437
Accrued liabilities and other	85,960	99,974
Income taxes payable	4,271	2,921
Current portion of capital lease obligations	3,023	3,571
Total current liabilities	190,377	204,459
Long-term debt	732,335	692,840
Capital lease obligations	1,763	4,373
Deferred income taxes	3,932	10,283
Other noncurrent liabilities	58,722	61,931
Total liabilities	987,129	973,886
Commitments and contingencies (see Note 14)

SITEL Worldwide Corporation
Consolidated Balance Sheets (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share data)

	2012	2011
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares and 48,244 shares issued and outstanding, respectively, at December 31, 2012 and 2011	59,728	64,292
Series C, $0.01 par value; 28,881 shares and 30,983 shares issued and outstanding, respectively, at December 31, 2012 and 2011	50,191	44,641
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at December 31, 2012 and December 31, 2011	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 33,547,331 shares (including 1,773,975 restricted shares) and 31,977,536 shares (including 1,810,475 restricted shares) issued at December 31, 2012 and 2011, respectively; 31,082,224 shares and 29,512,429 shares outstanding at December 31, 2012 and 2011, respectively	318	302
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at December 31, 2012 and 2011	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at December 31, 2012; 6,751,263 shares issued and outstanding at December 31, 2011	68	68
Additional paid-in capital	375,243	376,629
Accumulated deficit	(789,376)	(765,508)
Accumulated other comprehensive loss	(33,400)	(38,326)
Stock subscriptions receivable	(1,852)	(1,852)
Treasury shares, at cost	(9,247)	(8,475)
Total stockholders’ deficit	(454,699)	(433,615)
Total liabilities and stockholders’ deficit	$642,349	$649,204
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2012, 2011 and 2010

(in thousands of U.S. dollars)

	2012	2011	2010
Revenues	$1,429,133	$1,415,969	$1,340,545
Operating expenses
Costs of services*	934,547	921,137	856,463
Selling, general, and administrative expenses*	372,528	370,611	363,177
Depreciation and amortization of property and equipment	35,997	38,902	37,346
Amortization of intangible assets	7,035	13,272	15,523
Restructuring and exit charges	15,693	20,048	38,065
Loss on foreign currency transactions	2,596	2,112	4,628
Impairment and loss on disposal of assets	1,484	634	179
Other expense (income), net	97	1,169	(285)
Operating income	59,156	48,084	25,449
Interest and other financing costs, net	84,307	70,690	65,775
Loss on extinguishment of debt, net	—	—	3,019
Loss before income taxes	(25,151)	(22,606)	(43,345)
Income tax (benefit) provision	(1,283)	9,179	(4,488)
Net loss	(23,868)	(31,785)	(38,857)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $948, $0, and $0, respectively	1,203	(7,976)	3,209
Unrealized gain (loss) on derivative valuation, net of tax of $3,106, $0, and $0, respectively	5,325	(11,413)	284
Unrecognized pension (loss) gain, net of tax of $0	(1,602)	752	1,038
Total other comprehensive income (loss)	4,926	(18,637)	4,531
Comprehensive loss	$(18,942)	$(50,422)	$(34,326)
*Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 1
Years Ended December 31, 2012, 2011 and 2010

 (in thousands of U.S. dollars, except per share amounts)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at January 1, 2010	31,238,754	88,281,647	6,751,263	$299	$882	$68	$402,770	$(694,866)	$(290,847)
Restricted shares converted	—	—	—	1	—	—	277	—	278
Restricted shares forfeited	(164,778)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Non-cash stock granted	100,848	—	—	1	—	—	249	—	250
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(11,999)	—	(11,999)
Unrecognized pension gain, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative, net of tax of $0	—	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	—	—	(38,857)	(38,857)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	—
Balances at December 31, 2010	31,174,824	88,281,647	6,751,263	$301	$882	$68	$391,297	$(733,723)	$(341,175)
Restricted shares granted	750,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(73,500)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(498)	—	(498)
Non-cash stock granted	114,114	—	—	1	—	—	202	—	203
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(14,372)	—	(14,372)
Unrecognized pension gain, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of tax of $0	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(31,785)	(31,785)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	—
Balances at December 31, 2011	31,965,438	88,281,647	6,751,263	$302	$882	$68	$376,629	$(765,508)	$(387,627)

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 1 (Continued)
Years Ended December 31, 2012, 2011 and 2010

 (in thousands of U.S. dollars, except per share amounts)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2011	31,965,438	88,281,647	6,751,263	$302	$882	$68	$376,629	$(765,508)	$(387,627)
Restricted shares forfeited	(36,500)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	1,296,359	—	—	13	—	—	480	—	493
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Non-cash stock granted	322,034	—	—	3	—	—	247	—	250
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(2,113)	—	(2,113)
Unrecognized pension loss, net of tax of $0	—	—	—	—	—	—	—	—	—
Unrealized gain on derivative, net of tax of $3,106	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(23,868)	(23,868)
Foreign currency translation adjustment, net of tax of $948	—	—	—	—	—	—	—	—	—
Balances at December 31, 2012	33,547,331	88,281,647	6,751,263	$318	$882	$68	$375,243	$(789,376)	$(412,865)
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 2
Years Ended December 31, 2012, 2011 and 2010

 (in thousands of U.S. dollars, except per share amounts)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at January 1, 2010	$(290,847)	$(24,324)	$(272)	$376	$2,665	$(3,335)	2,093,426	$(7,619)	$(323,356)
Restricted shares converted	278	—	—	—	—	—	—	—	278
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	682	—	—	682
Purchase of treasury stock	—	—	—	—	—	—	200,343	(551)	(551)
Non-cash stock granted	250	—	—	—	—	—	—	—	250
Preferred B and C stock accretion and BCF	(11,999)	—	—	—	—	—	—	—	(11,999)
Unrecognized pension gain, net of tax of $0	—	—	1,038	—	—	—	—	—	1,038
Unrealized gain on derivative, net of tax of $0	—	—	—	284	—	—	—	—	284
Net loss	(38,857)	—	—	—	—	—	—	—	(38,857)
Foreign currency translation adjustment, net of tax of $0	—	3,209	—	—	—	—	—	—	3,209
Balances at December 31, 2010	$(341,175)	$(21,115)	$766	$660	$2,665	$(2,653)	2,293,769	$(8,170)	$(369,022)
Restricted shares granted	—	—	—	—	—	—	—	—	—
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	801	—	—	801
Purchase of treasury stock	(498)	—	—	—	—	—	171,338	(305)	(803)
Non-cash stock granted	203	—	—	—	—	—	—	—	203
Preferred B and C stock accretion and BCF	(14,372)	—	—	—	—	—	—	—	(14,372)
Unrecognized pension gain, net of tax of $0	—	—	752	—	—	—	—	—	752
Unrealized loss on derivative, net of tax of $0	—	—	—	(11,413)	—	—	—	—	(11,413)
Net loss	(31,785)	—	—	—	—	—	—	—	(31,785)
Foreign currency translation adjustment, net of tax of $0	—	(7,976)	—	—	—	—	—	—	(7,976)
Balances at December 31, 2011	$(387,627)	$(29,091)	$1,518	$(10,753)	$2,665	$(1,852)	2,465,107	$(8,475)	$(433,615)

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 2 (Continued)
Years Ended December 31, 2012, 2011 and 2010

 (in thousands of U.S. dollars, except per share amounts)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2011	(387,627)	(29,091)	1,518	(10,753)	2,665	(1,852)	2,465,107	(8,475)	(433,615)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Stock issued for cash and notes	493	—	—	—	—	—	—	—	493
Purchase of treasury stock	—	—	—	—	—	—	6,727,273	(772)	(772)
Non-cash stock granted	250	—	—	—	—	—	—	—	250
Preferred B and C stock accretion and BCF	(2,113)	—	—	—	—	—	—	—	(2,113)
Unrecognized pension loss, net of tax of $0	—	—	(1,602)	—	—	—	—	—	(1,602)
Unrealized gain on derivative, net of tax of $3,106	—	—	—	5,325	—	—	—	—	5,325
Net loss	(23,868)	—	—	—	—	—	—	—	(23,868)
Foreign currency translation adjustment, net of tax of $948	—	1,203	—	—	—	—	—	—	1,203
Balances at December 31, 2012	$(412,865)	$(27,888)	$(84)	$(5,428)	$2,665	$(1,852)	9,192,380	$(9,247)	$(454,699)
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010

(in thousands of U.S. dollars)

	2012	2011	2010
Cash flows from operating activities
Net loss	$(23,868)	$(31,785)	$(38,857)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	43,032	52,174	52,869
Deferred income taxes	(1,744)	1,384	(4,614)
Non-cash derivative activity	2,596	4,322	(11,115)
Non-cash stock compensation expense	518	152	219
Amortization of debt issue costs and original issue discount	3,786	2,466	1,574
Write off of deferred financing fees	—	—	371
Amortization of deferred training revenue, net of costs	(3,247)	(3,297)	(5,090)
(Gain) loss on disposal of capital assets	(149)	29	179
Impairment of property and equipment and other long-term assets	1,633	605	—
Non-cash interest expense	8,235	1,107	8,638
Loss on extinguishment of debt	—	—	2,648
Other non-cash items, net	(1,495)	391	413
Proceeds of marketable securities, net	—	—	8,683
Change in book overdrafts	(1,932)	597	(1,580)
Changes in operating assets and liabilities
Accounts receivable	(9,837)	(14,224)	21,727
Prepaids and other current assets	(1,588)	6,058	(15,059)
Other noncurrent assets	(9,725)	(8,831)	(3,660)
Accounts payable and accrued liabilities and taxes	291	(23,866)	(8,468)
Other noncurrent liabilities	94	2,750	(7,987)
Net cash provided by (used in) operating activities	6,600	(9,968)	891
Cash flows from investing activities
Purchases of property and equipment	(31,503)	(40,258)	(29,187)
Proceeds from disposition of property and equipment	319	793	625
Net cash used in investing activities	(31,184)	(39,465)	(28,562)

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2012, 2011 and 2010

(in thousands of U.S. dollars)

	2012	2011	2010
Cash flows from financing activities
Proceeds related to stock transactions	227	—	—
Purchases of preferred and treasury shares	(1,900)	—	(551)
Payments on long-term debt and capital lease obligations	(699,239)	(493,962)	(642,355)
Proceeds from issuance of Senior Secured Notes and Senior Notes	192,000	—	292,362
Proceeds from other long-term debt	538,640	537,307	389,726
Payment of interest rate swap, net	(4,065)	(1,722)	—
Payments of debt issue costs	(6,892)	(1,896)	(8,233)
Net cash provided by financing activities	18,771	39,727	30,949
Effect of exchange rate on cash and cash equivalents	(1,279)	(851)	(299)
Net change in cash and cash equivalents	(7,092)	(10,557)	2,979
Cash and cash equivalents:
Beginning of year	19,337	29,894	26,915
End of year	$12,245	$19,337	$29,894
Cash paid for interest	$68,702	$76,853	$63,293
Cash paid for income taxes	$(208)	$7,788	$21,119
Non-cash activities:
Purchases of assets under capital leases	$473	$2,590	$1,489
Property and equipment additions unpaid	$156	$1,548	$13,137
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

1. Nature of Business and Summary of Significant Accounting Policies
References in the Notes to Consolidated Financial Statements to "Sitel", "the Company", "we", and "our" are to SITEL Worldwide Corporation and its subsidiaries, collectively.
The Company is a majority-owned subsidiary of Onex Corporation ("Onex") and is one of the world’s largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, IVR, and social media channels. We provide services to a broad range of industry end-markets, including technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare, and government.
Our worldwide operations are organized geographically and are grouped into two reporting segments: (1) North America, Latin America, and Asia Pacific ("Americas") and (2) Europe, the Middle East, and Africa ("EMEA"). Each reporting segment performs substantially the same services for clients.
Basis of Presentation and Preparation
The accompanying Consolidated Financial Statements of the Company are presented in accordance with U.S. GAAP and include the accounts of the Company and its majority owned subsidiaries after elimination of intercompany transactions. Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.
Use of Estimates
Management makes estimates and assumptions when preparing financial statements under U.S. GAAP that affect our reported amounts of assets and liabilities at the dates of the Consolidated Financial Statements, our disclosure of contingent assets and liabilities at the dates of the Consolidated Financial Statements, and our reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, income taxes, allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill and other indefinite-lived intangibles, projected compliance with debt covenants, contingencies, restructuring charges, assets held for sale, asset retirement obligations, stock-based compensation, derivatives, and employee benefit plans. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.
Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments, such as disbursement accounts, term deposits, money market instruments, and commercial paper carried with original maturities of three months or less. Restricted cash (primarily cash collected on behalf of customers and lease deposits) of $3,758 and $3,804 as of December 31, 2012 and 2011, respectively, are included in Prepaids and other current assets in the Consolidated Balance Sheets.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

The transactions in the allowance for doubtful accounts for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$3,129	$6,142	$5,783
Charges to costs and expenses	14	1,526	2,349
Write-offs, net of recoveries	(138)	(4,559)	(1,876)
Currency translation	(15)	20	(114)
Balance, end of year	$2,990	$3,129	$6,142
Financial Instruments
We have Cash and cash equivalents, short-term investments, short-term trade receivables and payables, and long-term debt instruments, including capital leases.
Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We allow for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure, but do not allow derivatives to be used for speculative purposes. Derivatives used are primarily foreign currency forward contracts and interest rate swaps. Derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Board of Directors at least annually. All derivatives are recognized on the Consolidated Balance Sheets at their fair value. On the date the derivative contract is entered, the derivative is either (1) designated as a hedge of a forecasted transaction or (2) undesignated. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a hedge are recorded in Other comprehensive loss until earnings are affected by the forecasted transaction, and are then reported in current earnings (in the same line items as the gain or loss on the item hedged). Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings (in the same line item as the gain or loss on the item hedged). We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking cash flow hedges to specific forecasted transactions. For derivatives designated as a hedge for accounting purposes, we also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the exposure of the hedged items. If it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. For financial instruments that no longer qualify for hedge accounting, changes in fair value are recognized in (gain) loss on foreign currency transactions in the Consolidated Statements of Comprehensive Loss.
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
No customer represented greater than 10% of 2012, 2011, or 2010 Revenues or 10% of Accounts receivable, net, at December 31, 2012, 2011, or 2010.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Property and Equipment
Property and equipment are carried at cost and depreciated over their estimated useful lives on a straight-line basis. Estimated useful lives for the principal asset categories are as follows:

Buildings — structure	40 years
Buildings — interior / mechanical	15 years
Buildings — roof	20 years
Leasehold improvements	Shorter of useful life or term of lease
Computer software	3 to 7 years
Equipment	3 to 7 years
Furniture and fixtures	5 years
Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting thereon are credited or charged to operating income. Costs of Property and equipment having a useful life of less than one year, and maintenance and repairs are charged to operations as incurred; major overhauls that extend the useful lives of existing assets are capitalized.
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
Intangible Assets
The Company’s intangible assets are primarily comprised of non-amortizable goodwill, trademark/trade name, and amortizable customer relationships, primarily related to the January 30, 2007 acquisition of SITEL Corporation ("Legacy SITEL"). The customer relationships have useful lives of seven years.
Impairment or Disposal of Long-lived Assets
We evaluate long-lived assets (Property and equipment and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in their physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets. The interpretation of such events requires judgment from management as to whether such an event has occurred.
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
Due to the business climate in some of our countries, the Company reviewed certain long-lived assets for possible impairment during the years ended December 31, 2012 and 2011. Based on the results of our review, during 2012 the Company recorded impairment charges of $1,633 to write down the carrying value of certain annuity contracts included within Other noncurrent assets. During 2011, the Company recorded $605 to write off the remaining carrying value of certain fixed assets. No such impairment charges were recorded during the year ended December 31, 2010. These charges are included in Impairment and loss on disposal of assets on our Consolidated Statements of Comprehensive Loss.
The estimated cash flows that are used in the impairment analysis requires judgment. Any changes in the estimates of cash flows based on changes in the market conditions, changes in the use of the assets, management’s plans, and the determination of the useful life of the assets could significantly change the recoverable amount of the asset or the calculation of

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

the fair value and the resulting impairment loss, which could significantly affect the results of operations.
Long-lived assets are classified as held for sale and presented within other current assets if their carrying amount will be recovered principally through a sale transaction rather than through continuing use. Assets are classified as held for sale only when the sale is highly probable and the asset is available for immediate sale in its present condition subject to terms that are usual and customary. Long-lived assets held for sale are measured at the lower of carrying amount or fair value, and any differences between carrying amount and fair value are recognized in the Consolidated Statements of Comprehensive Loss during the period in which a long-lived asset is classified as held for sale. During the year ended December 31, 2010, the Company closed its Port Arthur, Texas site (included within the Americas segment) and reclassified the fair value, which approximates the carrying value, of the office building of $1,741 from Property and equipment to Other current assets. No amounts related to assets held for sale were recognized in the Consolidated Statements of Comprehensive Loss during the years ended December 31, 2012, 2011 or 2010. This property continues to be actively marketed for sale.
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
The goodwill impairment test consists of two steps. The first step, which compares a reporting unit's fair value to its carrying amount, is used as a screening process to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit's goodwill impairment loss, if any. To perform step one of the goodwill impairment test, we had to perform the following steps:

1.	Identify our reporting units, which we determined to be the Americas and EMEA;

2.	Assign assets and liabilities to our reporting units;

3.	Assign all recorded goodwill to one or more of our reporting units; and,

4.	Determine the fair value of those reporting units to which goodwill has been assigned.

If a reporting unit fails step one, step two requires an assignment of the reporting unit's fair value to the reporting unit's assets and liabilities, using the initial acquisition accounting guidance, to determine the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of the reporting unit's goodwill to determine the goodwill impairment loss to be recognized, if any.
For purposes of testing goodwill, we estimated the fair value utilizing multiple measurement techniques. The estimation was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because we do not have an active trading market for our equity or debt. A guideline public companies model, which uses peer group metrics to value a company, was then utilized to confirm the measurement
No impairment charges were recorded to goodwill or our other indefinite-lived intangible assets during the years ended December 31, 2012, 2011, or 2010.
Contingencies
An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine the appropriate amount to be recorded for such accruals. See Note 14 for additional discussion regarding our contingencies.
Revenue Recognition
The Company generates revenues from its clients through the provision of a wide array of services. Our services include the provision of customer service and technical support services to our clients’ customers as well as services that assist our clients in acquiring or retaining customers and generating revenue from customers. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

communication channels, including email, online chat, IVR, and social media channels. Revenues are recognized only when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured. The Company recognizes revenues at the time services are performed based on the rate detailed in the client contract, such as per: minute, hour, month, employee, subscriber or user, or item basis for each transaction processed. A portion of revenues may be subject to performance standards, such as sales per hour, average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. The Company’s performance against such standards may result in bonuses or penalties, which are recognized as earned or incurred. In certain circumstances, the Company receives payment in advance of providing service. Amounts billed but not earned under these contracts are excluded from revenues and included in accounts payable in the Consolidated Balance Sheets. The Company had $989 and $3,001 of unearned revenues recorded on the Consolidated Balance Sheets at December 31, 2012 and 2011, respectively.
The Company may incur certain upfront project start-up costs specific to each customer contract. In certain instances, our contracts allow us to bill the customer for these costs; however, because these upfront start-up services (mostly employee training services) do not have stand-alone value to the customer, revenues from upfront start-up services are deferred (and included in accrued liabilities and other for the current portion and in other noncurrent liabilities) and are recognized in revenues as services are provided over the expected term of the estimated client relationship. The Company recognized $11,281, $8,564, and $6,063 of cost and $12,267, $11,861, and $11,153 of revenues for the years ended December 31, 2012, 2011, and 2010, respectively, relating to these deferrals.
The Company is reimbursed by clients for pass-through out-of-pocket expenses, consisting principally of telecommunication, employee performance incentive, and postage and shipping costs. The reimbursement and related costs are reflected in the accompanying Consolidated Statements of Comprehensive Loss as revenues and costs of services, respectively. Telecommunication, postage and shipping, and other costs were $25,783, $24,483, and $18,763 for 2012, 2011, and 2010, respectively. Reimbursed employee performance incentives were $8,661, $7,875, and $7,835 in 2012, 2011, and 2010, respectively.
Revenue-related taxes collected from customers and remitted to governmental authorities are netted and not included in revenues.
Deferred Costs and Deferred Revenues
As more fully described under the heading "Revenue Recognition," the Company follows guidance on how to account for multiple element contracts. The Company capitalizes direct and incremental training costs to the extent recovery of these costs is probable. Both the training revenues and related costs are amortized straight-line over the term of the expected client relationship as a component of revenues and costs of services, respectively. The deferred costs are recorded as a component of Prepaids and other current assets or Other assets, while the deferred revenues are recorded as a component of Accrued liabilities and other or Other noncurrent liabilities in the accompanying Consolidated Balance Sheets based upon the remaining term of the underlying client contracts.
Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the costs are immediately expensed. The Company evaluates probability of recovery by considering remaining profits to be earned during the term of the related contract, including any related deferred revenues, the creditworthiness of the client, and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. No impairment charges related to deferred training costs were recorded during 2012, 2011, or 2010.
The balance of short and long-term deferred training revenues was $9,379 and $13,072 at December 31, 2012 and 2011, respectively. The balance of deferred training costs was $8,531 and $12,617 at December 31, 2012 and 2011, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $1,411, $1,486, and $1,218 for the years ended December 31, 2012, 2011, and 2010, respectively.
Costs of Restructuring and Exit Activities
The Company has incurred various costs in an effort to reposition its business and information processes in order to lower its cost structure and improve its long-term competitive position. The costs are mainly comprised of employee severance and facility exit costs (see Note 7).

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Debt Issue Costs
Capitalized costs related to the acquisition of long-term debt are amortized using the effective interest method over the expected life of the related debt instrument. Amortization of the debt issue costs amounted to $3,786, $2,466, and $1,574 during the years ended December 31, 2012, 2011, and 2010, respectively, and is included in Interest and other financing costs, net, in the Consolidated Statements of Comprehensive Loss. The unamortized balance of $12,736 and $9,004 at December 31, 2012 and 2011, respectively, is included in Other noncurrent assets on the Consolidated Balance Sheets. Refer to Note 8 for a discussion of our long-term debt transactions associated with the debt issue costs.
Employee Benefit Plans
The Company has defined benefit pension plans covering certain employees outside of the U.S. We estimate the projected benefit obligations using an assumed discount rate, expected return on plan assets, and a rate of compensation increase. As of December 31, 2012 and 2011, our projected benefit obligations were $8,676 and $6,719, respectively.
Income Taxes
Our income tax provision includes U.S. federal, state, local, and foreign income taxes that are currently payable or recoverable, as well as, income taxes that are deferred.
We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence is considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.
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
U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. We record interest and penalties related to uncertain tax positions as components of income tax expense. Determining the existence and amount of an uncertain tax position involves judgment as to the interpretation of tax laws and the application of those tax laws to the particular facts. We regularly evaluate current information available to us to determine whether such accruals for uncertain tax positions should be adjusted. Given the judgment involved and inherent uncertainty in the resolution of uncertain tax positions, our actual income tax liability for such positions may be different than the accruals established.
See Note 10 for additional discussion regarding income taxes.
Stock Awards
All equity-based payments to employees (stock awards) are recognized in the Consolidated Statements of Comprehensive Loss based on the grant date fair value of the award. See Note 9 for additional discussion regarding stock-based compensation.
Stock Subscription - Notes Receivable
Notes receivable issued to the Company as consideration for the purchase of the Company’s common stock are reflected as a component of stockholders’ deficit. Interest income on such notes is recognized in the Consolidated Statements of Comprehensive Loss to the extent collection is deemed probable.
Treasury Stock
The Company accounts for treasury stock under the cost method, which requires the Company to record the value of the shares at the purchased amount.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

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
Forgiveness of loan or lease obligations is recognized as other income in the Consolidated Statements of Comprehensive Loss when the terms of the forgiveness are met and when continued compliance with the grant terms is reasonably assured. Cash grant subsidies relating to operating expenditures are recorded as a reduction of the related expense in the period in which the expenditure is recorded.
Unforgiven loan balances, lease obligations, and deferred grant income of $1,951 and $1,557 at December 31, 2012 and 2011, respectively are reflected in the accompanying Consolidated Balance Sheets as a component of Other current and Other noncurrent liabilities. In the case of forgivable loan and lease obligations, interest expense is not recognized on the obligations to the extent management believes there is reasonable assurance that the grant criteria will be met over the term of the agreement. Training grants receivable of $349 and $354 at December 31, 2012 and 2011, respectively, are recorded in Prepaids and other current assets in the Consolidated Balance Sheets.
The Company recognized $0, $151 and $75 of Other income and $960, $697, and $426 of reductions to operating expense for the years ended December 31, 2012, 2011, and 2010, respectively, relating to the various incentive grants.
Foreign Currency
The reporting currency of the Company is the U.S. dollar. Subsidiaries utilize their various local currencies as their functional currency and convert to U.S. dollars for reporting purposes.
 The accounts of the Company’s foreign operations are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of the financial statements of foreign operations are deferred and recognized as a separate component of stockholders’ deficit. Transactional currency gains or losses are recorded in the Consolidated Statements of Comprehensive Loss as gain or loss on foreign currency transactions.
Asset Retirement Obligations
We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management’s estimates of current market restoration costs, inflation rates, and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is depreciated, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the Consolidated Statements of Comprehensive Loss. Discount rates used are based on incremental borrowing rates. Liabilities settled during 2012 were $147. No liabilities were incurred during 2012. Liabilities incurred and settled during 2011 were $204 and $302, respectively. Accretion expense totaled $104, $117, and $177 for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 and 2011, the Company’s asset retirement obligations totaled $3,574 and $3,555, respectively.
Newly Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which mandates that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The standard is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have an effect on our financial statements and related disclosures.
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment," to establish an optional two-step analysis for impairment testing of indefinite-lived intangible assets other than goodwill. Under the two-step analysis, an entity would perform a qualitative analysis first, whereby

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

evaluating the totality of qualitative factors that impact whether an indefinite-lived intangible asset has a carrying amount that is more likely than not to exceed its fair value. The entity would then proceed to conducting the quantitative assessment. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are currently assessing the impact of ASU 2012-02 on our financial statements and related disclosures.
In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements". The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial statements and related disclosures.
In October 2012, the FASB issued ASU 2012-06, "Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution", which clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance is not expected to have an effect on our financial statements and related disclosures.
In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which provides scope clarifications related to the previously issued ASU 2011- 11. These ASU's provide new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in these updates are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to have an effect on our financial statements and related disclosures.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard is effective in the second quarter of fiscal 2013, and is not expected to have a material impact on our financial statements and related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements, included in Item 8 of this report.
Out of Period Adjustments
During the year ended December 31, 2012, adjustments to correct items identified during the year that related to prior years, in the aggregate, increased loss before taxes and net loss by approximately $2,055. These errors related to an under-recognition of depreciation expense on certain property and equipment of $610, the ineffective portion of certain foreign currency hedging instruments of $517, an under-accrual of vacation expense of $504, and an over-recognition of foreign currency gains of $424. Because these errors, both individually and in the aggregate, were not material to any of the prior years' financial statements and the impact of correcting these errors in the current year is not material to the 2012 financial statements or results, we recorded the correction of these errors in the year ended December 31, 2012 Consolidated Financial Statements.
During the fourth quarter of 2012, adjustments to correct items identified during the year that related to prior years, in the aggregate, increased loss before taxes and net loss by approximately $2,156 and $1,476, respectively. Before taxes, these errors related to an under-recognition of depreciation expense on certain property and equipment of $1,577 and an under-accrual of vacation expense of $579. During the fourth quarter of 2012, we also corrected an error related to an over-accrual of our income tax reserve of $680. Because these errors, both individually and in the aggregate, were not material to any of the prior years' financial statements and the impact of correcting these errors in the current year is not material to the 2012 financial statements or results, we recorded the correction of these errors in the year ended December 31, 2012 Consolidated Financial Statements.
During the year ended December 31, 2011, adjustments to correct items identified during the year that related to prior years, in the aggregate, increased loss before taxes and net loss by approximately $2,523. The errors related to an under-accrual of restructuring charges of $1,275, an under-recognition of amortization expense on leasehold improvements of $2,288,

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

and an under-recognition of net gains on foreign currency transactions of $1,608. Because these errors, both individually and in the aggregate, were not material to any of the prior years' financial statements and the impact of correcting these errors in the current year is not material to the 2011 financial statements or results, we recorded the correction of these errors in the year ended December 31, 2011 Consolidated Financial Statements.
2. Prepaids and Other Current Assets
The composition of Prepaids and other current assets is as follows:

	2012	2011
Prepaid expenses	$12,615	$10,498
Value-added tax receivables	6,779	7,731
Other tax receivable	5,702	9,321
Deferred training costs	5,442	9,132
Income tax receivable	4,026	5,876
Restricted cash	3,758	3,804
Derivatives	3,322	1,215
Taxes recoverable	3,117	2,696
Assets held for sale	1,741	1,741
Deferred income taxes — current	1,518	1,362
Refundable deposits	305	749
Other receivables	1,894	1,252
Other current assets	6,423	5,987
	$56,642	$61,364
At December 31, 2012, Other current assets and Other receivables consisted primarily of payroll withholding taxes receivables, vendor receivables, employee advances, and deferred start-up costs. At December 31, 2011, Other current assets and Other receivables consisted primarily of payroll withholding taxes receivables, vendor receivables, employee advances, and deposits.
3. Property and Equipment
The composition of Property and equipment is as follows:

	2012	2011
Land	$3,554	$3,554
Buildings and improvements	29,739	28,770
Leasehold improvements	61,934	63,042
Computer software	44,659	40,681
Equipment	161,784	151,389
Furniture and fixtures	28,382	28,107
Total original cost	330,052	315,543
Less: Accumulated depreciation and amortization	(241,586)	(225,964)
Net, excluding construction in progress	88,466	89,579
Construction in progress	3,126	10,889
Property and equipment, net	$91,592	$100,468

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Depreciation and amortization of Property and equipment was $35,997, $38,902, and $37,346 for the years ended December 31, 2012, 2011, and 2010, respectively.
We recorded (gain)/loss on disposal of Property and equipment of $(149), $29, and $179 for the years ended December 31, 2012, 2011, and 2010, respectively. During the year ended December 31, 2011, the Company also recorded impairment charges of $605 related to certain property and equipment. No such charges were recorded during the years ended December 31, 2012 and 2010. These amounts are included in Impairment and Loss on disposal of assets on our Consolidated Statements of Comprehensive Loss.
Capitalized computer software costs are comprised of internal-use software acquired direct from vendors or in an acquisition. Amortization of computer software amounted to $6,092, $5,010, and $2,768 for the years ended December 31, 2012, 2011, and 2010, respectively. Unamortized computer software costs were $19,822, $20,902, and $21,762 at December 31, 2012, 2011, and 2010, respectively.
Included in Property and equipment are the following assets under capital leases:

	2012	2011
Buildings and improvements	$4,859	$4,823
Leasehold improvements	2,189	989
Computer software	2,552	2,180
Equipment	16,151	14,997
	25,751	22,989
Less: Accumulated amortization	(19,884)	(18,084)
	$5,867	$4,905
4. Goodwill and Other Intangible Assets
The total consolidated Goodwill balance is recorded in the Americas reporting segment. The Goodwill balance related to the EMEA reporting segment was written off in 2009. The change in the carrying amount of Goodwill during 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Balances at January 1
Goodwill	$261,751	$261,752	$261,744
Accumulated impairment losses	(144,041)	(144,041)	(144,041)
	117,710	117,711	117,703

Currency translation adjustments	10	(1)	8

Balances at December 31
Goodwill	261,761	261,751	261,752
Accumulated impairment losses	(144,041)	(144,041)	(144,041)
	$117,720	$117,710	$117,711

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

The following tables present our Other intangible assets as of December 31, 2012 and 2011:

	2012
	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(82,776)	$6,910
Trademark and trade name	40,200	(4,180)	36,020
	$129,886	$(86,956)	$42,930

	2011
	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(75,741)	$13,945
Trademark and trade name	40,200	(4,180)	36,020
	$129,886	$(79,921)	$49,965
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Amortization of intangible assets for the years ended December 31, 2012, 2011, and 2010 was $7,035, $13,272, and $15,523, respectively. Our estimated future amortization expense is as follows:

Years Ending
2013	$6,385
2014	525
2015	—
2016	—
2017	—
No impairment charges were recorded related to Goodwill or Other intangible assets for the years ended December 31, 2012, 2011, or 2010. See Note 16 for a discussion of the valuation techniques and inputs used to determine the fair value of these assets.
We cannot predict the occurrence of certain events that might adversely affect the carrying value of Goodwill and Other intangible assets. Further deterioration in global economic conditions and/or additional changes in assumptions or circumstances could result in additional impairment charges in Goodwill or other indefinite-lived intangibles in future periods in which the change occurs.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

5. Accrued Liabilities and Other
The composition of Accrued liabilities and other is as follows:

	2012	2011
Accrued expenses	$24,691	$26,695
Accrued interest	21,370	14,065
Deferred revenues	7,957	11,919
Restructuring — current	7,179	9,414
Accrued value-added tax	6,559	8,497
Derivatives	6,014	11,309
Deferred income taxes	4,545	1,983
Sales and use tax liability	2,678	2,665
Book overdrafts	1,586	3,518
Software license liabilities	593	7,077
Other	2,788	2,832
	$85,960	$99,974
At December 31, 2012 and 2011, Other consisted primarily of deferred rent and certain foreign government tax-related liabilities.
6. Other Noncurrent Liabilities
The composition of Other noncurrent liabilities is as follows:

	2012	2011
Unrecognized tax benefits	$28,756	$31,487
Derivatives	8,922	9,083
Pension liability	4,779	3,400
Asset retirement obligation	3,574	3,555
Deferred revenues	3,484	3,909
Deferred rent — noncurrent	2,577	2,199
Restructuring — noncurrent	2,464	3,439
Deferred grant income	1,564	1,352
Deferred lease premiums	427	718
Software license liabilities	156	490
Other	2,019	2,299
	$58,722	$61,931
At December 31, 2012 and 2011, Other consisted primarily of unclaimed property and client retainers.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

7. Restructuring and Exit Activities
From time to time we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Total costs relating to restructuring activities initiated in 2012 were $12,716. For activities initiated in 2012, the remaining accrual as of December 31, 2012 of $5,181 related to severance is expected to be paid during the first quarter of 2013, and the remaining accrual for facility exit costs of $166 is expected to be paid in 2013 through 2016 as the related leases expire. For restructuring activities initiated in 2011, the remaining accrual for severance-related activities of $608 is expected to be paid by the first quarter of 2013, and the remaining accrual for facility exit costs of $3,460 is expected to be paid in 2013 through 2015 as the related leases expire.
Restructuring expense recorded in the years ended December 31, 2012, 2011, and 2010 were $15,693, $20,048, and $38,065, respectively.
The liability for Restructuring and exit activity initiated in 2012 consisted of the following:

	Severance	Facility Exit and Other	Total
December 31, 2011	$—	$—	$—
Costs accrued (offset was to expense)	10,744	1,789	12,533
Cash payments	(5,640)	(1,619)	(7,259)
Foreign exchange and other	77	(4)	73
December 31, 2012	$5,181	$166	$5,347

Current portion of restructuring included in Accrued liabilities and other	$5,181	$166	$5,347
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$—	$—

Activity not reflected within the restructuring liability:
Costs expensed	$158	$25	$183
Cash payments	$(155)	$(25)	$(180)
Restructuring expense during the year ended December 31, 2012 for activities initiated in 2012 was $9,723 for EMEA and $2,993 for the Americas.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

The liability for Restructuring and exit activity initiated in 2011 consisted of the following:

	Severance	Facility Exit and Other	Total
December 31, 2011	$7,178	$5,282	$12,460
Costs accrued (offset was to expense)	1,314	1,647	2,961
Cash payments	(7,889)	(3,848)	(11,737)
Foreign exchange and other	5	379	384
December 31, 2012	$608	$3,460	$4,068

Current portion of restructuring included in Accrued liabilities and other	$608	$996	$1,604
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$2,464	$2,464

Activity not reflected within the restructuring liability:
Costs expensed	$1	$15	$16
Cash payments	$(332)	$(15)	$(347)
Restructuring expense during the year ended December 31, 2012 for activities initiated in 2011 was $1,672 for EMEA and $1,305 for the Americas. Cumulative restructuring costs related to such activities are $17,698 as of December 31, 2012, of which $11,212 relates to EMEA and $6,486 relates to the Americas. No significant additional costs are expected to be incurred.
In January 2007, we approved a plan to restructure certain operations during 2007 related to the acquisition of Legacy SITEL. The plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. This activity is detailed below.

	Severance	Facility Exit and Other	Total
January 1, 2010	$1	$465	$466
Costs accrued (offset to expense)	—	21	21
Cash payments	—	(270)	(270)
Foreign currency adjustments	(1)	19	18
December 31, 2010	—	235	235
Costs accrued (offset to expense)	178	(59)	119
Cash payments	—	(2)	(2)
Foreign currency adjustments	9	32	41
December 31, 2011	187	206	393
Costs accrued (offset to expense)	—	—	—
Cash payments	(112)	—	(112)
Foreign currency adjustments	(25)	(28)	(53)
December 31, 2012	$50	$178	$228
The remaining accrual for all Restructuring and exit activities related to the purchase allocation is to be paid in 2013 and is recorded as $228 in Accrued liabilities in the accompanying Consolidated Balance Sheet.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

8. Long-Term Debt
The composition of Long-term debt is as follows:

	2012	2011
Senior Notes	$294,234	$293,489
Senior Secured Notes	192,790	—
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	19,400	20,100
Canadian revolver	—	5,668
U.K. revolver	—	20,828
Term Loans:
U.S. dollar term loan	177,973	286,740
Euro term loan	28,984	38,932
British pound sterling term loan	18,954	27,083
Total debt	732,335	692,840
Less: Debt maturing within one year	—	—
Total Long-term debt	$732,335	$692,840
Senior Secured Notes
On April 20, 2012, SITEL, LLC and Sitel Finance Corp. (the "Issuers") issued in a private placement, 11.0% Senior Secured Notes due 2017 having an aggregate principal amount of $200,000 with an original issue discount of $8,000. The Company deferred debt issuance costs relating to the Senior Secured Notes of $4,675. The original issue discount and deferred debt issuance costs are being amortized over the term of the Senior Secured Notes. The Senior Secured Notes are guaranteed by the Company and its domestic subsidiaries, are secured on an equal and ratable basis with all obligations of the Issuers and the guarantors under the existing Senior Secured Credit Facility, and will mature on April 1, 2017. Interest accrues on the Senior Secured Notes at a rate of 11.0% annually and is payable semi-annually in arrears on February 1 and August 1. Proceeds from the Senior Secured Notes were used to pay down approximately $128,900 of the Term Loans and 100% of the outstanding balance on the Revolvers at that time.
Senior Notes
On March 18, 2010, the Issuers issued in a private placement, 11.5% senior notes due 2018 (the "Senior Notes') having an aggregate principal amount of $300,000. There is an original issue discount associated with the Senior Notes of $7,638, and the Company deferred debt issuance costs relating to the Senior Notes of $8,203, both of which are amortized over the term of the Senior Notes. The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company’s domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1.
Proceeds from the Senior Notes were used to pay down approximately $231,600 of the Term Loans and 100% of the outstanding balance on the Revolvers in March 2010. As a result of the partial pay down of the Term Loans, in 2010 we recorded a loss on extinguishment of debt of $3,019, consisting of fees paid of $2,648 and write off of deferred financing fees of $371.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

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
Senior Secured Credit Facility
The Company's Senior Secured Credit Facility provides for available borrowings in an aggregate amount of $760,000. Components of the Senior Secured Credit Facility are (1) the $675,000 aggregate principal amount Term Loans, including a $550,000 U.S. dollar loan, a €51,447 Euro loan, and a £30,000 British pound sterling loan, and (2) the $85,000 aggregate principal amount Revolvers. In January 2013, the non-extended portion of our U.S. revolver expired, reducing the borrowing capacity under the Revolvers from $85,000 to $61,250.
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

	Tranche	Maturity Date
Revolvers:
U.S. revolver:
Extended	$51,250	January 30, 2016
Non-extended	$23,750	January 30, 2013
Canadian revolver	$10,000	January 30, 2016
Term Loans:
U.S. dollar term loan	$177,973	January 30, 2017
Euro term loan	€21,928	January 30, 2017
British pound sterling term loan	£11,723	January 30, 2017
All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for the notional amount of $350,000 (effective March 31, 2009) against our Term Loans that was based on a rate of 4.91% versus three month LIBOR. In November 2011, we amended our interest rate swap agreement to reduce the rate to 2.315%, effective September 30, 2011, and to reduce the notional amount to $175,000 as of March 31, 2012. For the year ended December 31, 2012, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.57%.
A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the non-extended U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 5.50%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 4.50%. Interest on the extended portion of the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 6.75%, or the higher of the one month BA

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%. For the year ended December 31, 2012, the weighted average rate on the Revolvers was 8.06%. At December 31, 2012, we had $64,456 available under the Revolvers after utilizing $1,144 for letters of credit outstanding. In January 2013, the non-extended portion of our U.S. revolver expired, reducing the borrowing capacity under the Revolvers from $85,000 to $61,250. At January 31, 2013, we had $28,105 available under the Revolvers after utilizing $1,145 for letters of credit outstanding.
We paid debt issuance costs of $6,892, $1,896, and $8,233 during 2012, 2011, and 2010, respectively, relating to the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes. The unamortized balance of debt issuance costs is reflected in Other noncurrent assets and was $12,736, $9,004 and $8,755 at December 31, 2012, 2011 and 2010, respectively.
We are required to prepay certain amounts under the Senior Secured Credit Facility should we initiate specified transactions, including the issuance of equity, sale of certain assets, or additional debt issuance. As a result of voluntary repayments on the Term Loans made during 2008, we will not incur any quarterly principal installments before maturity in January 2017. During the second quarter of 2012, a portion of the proceeds received from the issuance of the Senior Secured Notes were used to prepay the outstanding balances on the non-extended term loans, which were due in January 2014. Borrowings under the Senior Secured Credit Facility are collateralized by interests granted on a substantial portion of our worldwide assets and are guaranteed by certain subsidiary guarantors.
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
Future maturities of the Company’s outstanding Long-term debt as of December 31, 2012 are summarized as follows:

2013	$—
2014	—
2015	—
2016	19,400
2017	425,911
2018 and thereafter	300,000
Total debt payments	745,311
Less amount representing unamortized debt discount	(12,976)
Total debt balance at December 31, 2012	$732,335

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

9. Capital Stock
Authorized
20.00 million redeemable preferred shares, par value $0.01 per share issuable in series. The Board of Directors determines the voting rights, dividend policy, and conversion rights of these preferred shares.

•
On December 10, 2008, the Company authorized the issuance of 125,000 shares of Series C Preferred Stock. At December 31, 2012, the number of Series C Preferred shares issued and outstanding was 28,881. At December 31, 2011, the number of Series C Preferred shares issued and outstanding was 30,983. These preferred shares, the majority held by Onex and other related parties, have a mandatory redemption date of July 2, 2018 for cash, and also have the right to be converted, at any time through the redemption date at the option of the holder, into the Company’s Class A Voting Common Stock (initially at $1.50 per share), in settlement of the Company’s obligations (including all accumulated and unpaid dividends through the redemption date. The liquidation value, including accrued dividends payable, at December 31, 2012, 2011 and 2010 of $50,191, $44,641, and $37,278, respectively, is net of deferred financing costs of $212, $269 and $311, respectively, and the Beneficial Conversion Feature ("BCF") of $2,192, $3,720 and $4,325, respectively. The net value is recorded as redeemable securities (outside of permanent equity) on the accompanying Consolidated Balance Sheets. The Series C Preferred Stock ranks senior to each other class of the Company’s stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16.0% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors. Dividends accrued in 2012, 2011 and 2010 amounted to $7,264, $6,717 and $5,789, respectively, and are recorded to Additional paid-in capital.

•
When the conversion option of the Series C Preferred Stock into Class A Voting Common Stock at $1.50 per share is less than the fair value of the common stock on the issuance dates, there is a BCF associated with this preferred stock. The value of the BCF has been recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. For the Series C Preferred Stock owned by certain other related parties, this discount is then being accreted from the date of issuance to the stated redemption date of July 2, 2018. For the Series C Preferred Stock owned by Onex, the BCF is immediately amortized to temporary equity at the date of issuance due to the existence of an in-substance put on the stock (see below). The BCF discount at December 31, 2012, 2011 and 2010 is $2,192, $3,720, and $4,325, respectively. The Company recognized $1,528, $605 and $718 of accretion within equity related to the BCF during 2012, 2011 and 2010, respectively.

•
On April 3, 2008, the Company authorized the issuance of 125,000 shares of Series B Preferred Stock. At December 31, 2012, the number of shares of Series B Preferred Stock issued and outstanding was 39,947. At December 31, 2011, the number of shares of Series B Preferred Stock issued and outstanding was 48,244. These preferred shares, the majority held by Onex and other related parties, have a mandatory redemption date of July 2, 2018 for cash, and also have the right to be converted, at any time through the redemption date at the option of the holder, into the Company’s Class A Voting Common Stock (initially at $4.85 per share), in settlement of the Company’s obligations (including all accumulated and unpaid dividends through the redemption date). The liquidation value, including accrued dividends payable, at December 31, 2012, 2011 and 2010 of $59,728, $64,292, and $57,282, respectively, is net of deferred financing costs of $324, $462 and $533, respectively. The net value is recorded as redeemable securities (outside of permanent equity) on the accompanying Consolidated Balance Sheets. The Series B Preferred Stock ranks senior to each class of common stock in liquidation rights. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12.0% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors. Dividends accrued in 2012, 2011 and 2010 amounted to $6,434, $6,938 and $6,195, respectively, and are recorded to Additional paid-in capital.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

•
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of the Board of Directors, accounting guidance requires the Company to account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. The Company has determined that the value is immaterial as of December 31, 2012, 2011 and 2010, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.

205.00 million Class A voting common shares, par value $0.01 per share, entitled to one vote per share and to receive dividends as declared. At December 31, 2012, 2011, and 2010, the number of Class A voting common shares issued was 33,547,331, 31,977,536, and 31,174,824. At December 31, 2012, 2011, and 2010, there were 31,082,224, 29,512,429, and 28,881,055 Class A voting common shares outstanding, respectively, net of Class A treasury shares of 2,465,107, 2,465,107, and 2,293,769, respectively. Also, the Company is required to at all times reserve and keep available out of its authorized but unissued shares of Class A voting common stock, solely for the purpose of issuance upon the conversion of the Series B and Series C Preferred Stock, such number of shares of Class A voting common stock as are issuable upon the conversion of all outstanding shares of Series B and Series C Preferred Stock.
During 2012, 1,606,295 shares of Class A voting common stock were issued, primarily related to purchases by certain of the Company's executives. During 2011 and 2010, 114,114 and 201,898 Class A voting common shares were issued, primarily related to director and executive compensation.
20.00 million Class A nonvoting common shares, par value $0.01 per share. No Class A nonvoting common shares have been issued.
120.00 million Class B voting common shares, par value $0.01 per share, entitled to 25 votes per share and to receive dividends as declared, and convertible into the same number of shares of Class A voting common stock at any time. At December 31, 2012, 2011 and 2010, the number of Class B voting common shares issued and outstanding was 88,281,647.
8.50 million Class B nonvoting common shares, par value $0.01 per share. No Class B nonvoting common shares have been issued.
7.50 million Class C voting common shares authorized, par value $0.01 per share, entitled to one vote per share and to receive dividends as declared. At December 31, 2012, 6,751,263 Class C voting common shares were issued and 23,990 were outstanding. At December 31, 2011, 6,751,263 Class C voting common shares were issued and outstanding.
Stock Repurchase
On October 5, 2012, the Company entered into a stock repurchase agreement ("Repurchase Agreement") with JANA Piranha Master Fund, Ltd., JANA Nirvana Fund, L.P. and JANA Nirvana Master Fund, L.P. (collectively, "JANA"), whereby the Company acquired all of the outstanding Company common and preferred shares owned by JANA for a total cost of $1,900. The purchase included 6,727,273 shares of Class C common stock, 12,123 shares of Series B Preferred Stock, and 3,696 of Series C Preferred Stock.
The common shares were acquired for $722 and were recorded as Treasury shares at cost. The preferred shares were acquired for $1,128. The difference between the $13,417 carrying value of the preferred shares and the $1,128 acquisition price was recorded to Additional paid-in-capital. In addition, $87 of deferred financing fees related to the preferred shares was written off.
Exchangeable Preferred Stock
Pursuant to a charter and related support agreement, as of December 31, 2012, 2011 and 2010, 1,713,321 shares of exchangeable preferred stock held in a subsidiary of the Company have the right to exchange their shares for Class A voting common shares, plus any dividends declared on the Class A voting common shares. These exchangeable preferred shares have no voting rights or other rights of redemption. If exchanged, the preferred shares will be exchanged for Class A voting common shares on a 1 to 1 basis. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares. None of these exchangeable preferred shares were converted into shares of Class A voting common shares during 2012, 2011, or 2010. The exchangeable preferred shares are recorded at $2,665 at

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

December 31, 2012, 2011 and 2010 in the accompanying Consolidated Balance Sheets.
Treasury Shares
The Company purchased 171,338 and 200,343 Class A common shares for $305, and $551, the estimated fair value at the time of purchase, during 2011 and 2010, respectively. No Class A common shares were purchased during 2012. From March 2001 through December 31, 2012, the Company purchased a total of 9,192,380 treasury shares for $9,247, which includes the aforementioned repurchase of Class C common shares from JANA. Currently, the Company does not have an authorized stock repurchase plan.
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
Stock Option Plan
The Company’s 1998 Stock Option Plan (the "1998 Option Plan"), which is stockholder approved, permits the grant of stock options to directors, officers, and key employees. Option awards are generally granted with an exercise price not less than 100% of the fair value of the Company’s stock at the date of the grant, generally vest over a four-year period, and are generally exercisable for 10 years from the date of the grant. Upon the termination of the option holder’s employment with the Company, or upon a change in control, the Company has the option (but not the obligation) to purchase the original stock options from the option holder, or if the option had been exercised, the stock resulting from such exercise. The option purchase price to be paid by the Company, if such contingent call option is exercised, is the current fair market value of the Company’s Class A voting common shares less the applicable per share option price. For option shares, the purchase price is the current fair market value of the Company's Class A voting common shares. An aggregate of 10,197,000 shares of the Company’s Class A common stock have been reserved for issuance under the 1998 Option Plan.
Since January 2005, following the decision of the Company to issue restricted stock and restricted stock units pursuant to individual employee restricted stock and restricted stock unit grant plans and agreements (the "Restricted Plans") described more fully below, the Company has not granted any stock options. All options granted under the 1998 Option Plan were vested as of December 31, 2008; thus, no compensation cost was recognized related to these previously granted stock options during 2012, 2011, or 2010. Compensation cost related to the unvested portion of stock options is included in SG&A expenses in the accompanying Consolidated Statements of Comprehensive Loss and is determined on a straight-line basis. The fair values of unvested stock options granted by the Company are determined using the Black-Scholes valuation model that uses various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. The expected volatility is based on the S&P 500’s 100-day historical price volatility over a period of time commensurate with the expected life of the option grant. There were no related income tax benefits recognized in the Consolidated Statements of Comprehensive Loss, and no realization of the benefit of tax deductions in excess of recognized tax benefits from the exercise of stock options for 2012, 2011, and 2010.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

A summary of nonqualified and incentive stock option activity under the 1998 Option Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	35,811	$6.67
Exercised	—	—
Forfeited	(11,111)	11.24
Options outstanding at December 31, 2010	24,700	4.62
Exercised	—	—
Forfeited	(3,500)	11.75
Options outstanding at December 31, 2011	21,200	3.44
Exercised	—	—
Forfeited	(6,200)	3.45
Options outstanding at December 31, 2012	15,000	$3.43	0.85	$—
Exercisable at December 31, 2012	15,000	$3.43	0.85	$—
Options outstanding at December 31, 2012 consist of the following:

Range of Exercise	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Options Exercisable	Weighted Average Exercise
$2.30 - $4.00	15,000	0.85	15,000	$3.43
	15,000		15,000
No options were granted, exercised, or vested during 2012, 2011, or 2010.
Restricted Stock and Restricted Stock Unit Plans
In 2005, the Company made offers to certain employees whereby the Company would grant to the employee a stated number of restricted Class A voting common shares pursuant to the Restricted Plans in return for cancellation of all the employee’s stock options and in consideration for the employee’s past and future contributions to the Company. No restricted shares were issued in exchange for the cancellation of stock options in 2012, 2011, or 2010. See later discussion and table regarding restricted stock units granted.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

In 2011, we awarded Mr. Garner, then our Chief Executive Officer, with 750,000 restricted shares under terms that differ from the terms of our Restricted Plans (the "Modified Restricted Plans"). Restricted shares and restricted stock units issued under our Modified Restricted Plans vest immediately upon a termination of the executive’s employment under most circumstances. No shares were issued under the Modified Restricted Plans during 2012 or 2010. The summary of restricted stock activity is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	1,399,803	$4,729
Granted	—	—
Vested	—	—
Converted	(101,050)	(233)
Forfeited	(164,778)	(465)
Unvested at December 31, 2010	1,133,975	4,031
Granted	750,000	1,335
Vested	—	—
Converted	—	—
Forfeited	(73,500)	(205)
Unvested at December 31, 2011	1,810,475	5,161
Granted	—	—
Vested	—	—
Converted	—	—
Forfeited	(36,500)	(123)
Unvested at December 31, 2012	1,773,975	$5,038

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Additionally, there are unvested restricted stock units, covered under the Restricted Plans, which are similar to restricted shares except that actual shares of Class A voting common stock are only issued to individuals upon vesting and exercise. These restricted stock units vest over a three-year period upon the stock becoming freely tradable and fully vest upon a change in control. In addition, a portion of the stock units vest following an employee's termination for specified reasons if a change in control or an initial public offering occurs within six months of the employee's termination. The summary of activity related to restricted stock units is set forth below:

	Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	1,990,500	$7,071
Granted	321,000	688
Forfeited	(670,500)	(3,048)
Unvested at December 31, 2010	1,641,000	4,711
Granted	406,500	724
Forfeited	(176,000)	(554)
Unvested at December 31, 2011	1,871,500	4,881
Granted	40,000	49
Forfeited	(187,500)	(477)
Unvested at December 31, 2012	1,724,000	$4,453
As of December 31, 2012, 2011, and 2010, there was approximately $7,795, $8,156, and $7,339, respectively, of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize that cost over a period of two and three years for restricted shares and restricted stock units, respectively, following the occurrence of a change in control, initial public offering, or liquidity event, as defined in the Restricted Plans.
Deferred Compensation Plan
The Company has a deferred compensation plan pursuant to which certain employees and directors have been given the option to defer compensation. Compensation deferred is in the form of phantom stock units, which are held in the plan for the benefit of the individual until such compensation is distributed in accordance with the terms of the agreement. A total of 35,357 phantom stock units were outstanding at December 31, 2012, 2011, and 2010.
With respect to the remaining 35,357 phantom stock units, the Company has the option of settling the obligation in either cash or Class A voting common shares. These phantom stock units are classified as a liability, as the Company may settle these awards in cash. Accordingly, $13 and $11 is recorded in Other noncurrent liabilities at December 31, 2012 and 2011, respectively. Compensation expense (income) of $2, $(52), and $(34) was recorded in 2012, 2011, and 2010, respectively, based on the stock price at the end of the applicable period.
10. Income Taxes
(Loss) income before income taxes consists of the following:

	2012	2011	2010
Domestic	$(49,363)	$(38,176)	$(24,655)
Foreign	24,212	15,570	(18,690)
Total	$(25,151)	$(22,606)	$(43,345)

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

The (benefit) provision for income taxes attributable to continuing operations consists of the following:

	2012	2011	2010
Current tax provision
U.S. federal	$—	$—	$102
State and local	1,209	1,140	1,162
Foreign	2,346	6,655	(1,138)
Total current tax provision	3,555	7,795	126
Deferred tax provision
U.S. federal	(6,882)	260	276
State and local	(53)	(73)	(3,886)
Foreign	2,097	1,197	(1,004)
Total deferred tax provision	(4,838)	1,384	(4,614)
Total (benefit) provision for income taxes	$(1,283)	$9,179	$(4,488)
The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) from continuing operations, before noncontrolling interests, as a result of the following:

	2012	2011	2010
Tax benefit at statutory U.S. tax rate (35%)	$(8,803)	$(7,912)	$(15,171)
State and local taxes, net of federal benefit	740	796	(1,933)
Valuation allowance	(8,997)	(1,888)	10,374
Impact of foreign operations	7,067	10,651	5,079
Change in tax reserves	(2,449)	1,052	(8,470)
Nondeductible expenditures	8,214	5,725	4,704
Foreign dividends and interest	11,539	9,803	7,039
Tax rate differences of foreign subsidiaries	(8,652)	(8,819)	(6,547)
Jobs tax credits	398	—	—
Other	(340)	(229)	437
	$(1,283)	$9,179	$(4,488)

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Deferred Taxes
Deferred tax assets (liabilities) included in the accompanying Consolidated Balance Sheets consists of the following:

	2012	2011
Operating loss carryforwards	$185,142	$179,161
Accrued liabilities	8,635	12,097
Property, equipment, and amortization	25,296	25,906
Federal, state, and foreign tax credits	14,303	13,639
Accrued and unearned compensation	2,614	3,278
Customer and grant assets	191	1,447
Restructuring liabilities	1,629	2,023
Unrealized foreign exchange gain	553	2,087
Other	1,320	427
Total deferred tax assets	239,683	240,065
Definite and indefinite lived intangibles	(14,844)	(16,477)
Unrepatriated foreign earnings	(11,170)	(1,616)
Total deferred tax liabilities	(26,014)	(18,093)
Net deferred tax assets	213,669	221,972
Valuation allowance	(206,415)	(215,720)
Net deferred tax assets	$7,254	$6,252
The balance sheet classification of the net deferred tax assets (liabilities) is as follows:

	2012	2011
Net current deferred tax assets	$1,518	$1,362
Net noncurrent deferred tax assets	14,213	17,156
Net current deferred tax liabilities	(4,545)	(1,983)
Net noncurrent deferred tax liabilities	(3,932)	(10,283)
Total net deferred tax assets	$7,254	$6,252
The Company has not recorded deferred U.S. income tax liabilities of $19,085 and $26,686 applicable to undistributed earnings of $54,724 and $76,257 at December 31, 2012 and 2011, respectively, related to certain foreign subsidiaries as these undistributed earnings are indefinitely reinvested in foreign operations. If earnings of such subsidiaries were not reinvested, the resulting U.S. tax liability would be substantially offset by the utilization of U.S. net operating loss carryforwards. Furthermore, foreign withholding taxes may be imposed on actual distributions. During the fourth quarter of 2012, we changed our assertions with respect to certain of our foreign subsidiaries. We recorded a deferred tax liability applicable to the undistributed earnings of our Philippines subsidiary of $9,271 and reduced the deferred tax liability for $534 related to the reversal of our assertion with respect to our Portuguese subsidiary. As of the years ended 2012 and 2011, the Company has established deferred tax liabilities in the amount of $11,170 and $1,616, respectively, for anticipated repatriations of earnings from foreign subsidiaries in New Zealand, Spain, Poland, Philippines, and Portugal, as the Company does not consider the earnings to be indefinitely reinvested.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

As a result of historical operating losses, the Company has established a valuation allowance of $206,415, $215,720, and $212,763 at December 31, 2012, 2011, and 2010, respectively. The valuation allowance decreased $9,305 during 2012 and increased $2,957 and $3,878 during 2011 and 2010, respectively.
In 2012, we released valuation allowances on the deferred tax assets of one of our Canadian subsidiaries and our Colombian subsidiary during the fourth quarter of 2012, resulting in a tax benefit of $3,522. Management concluded that releases were warranted in the fourth quarter of 2012 given recent cumulative profit positions coupled with profitable outlooks. During the fourth quarter of 2012, we also established a valuation allowance on the deferred tax assets of our Brazilian subsidiary as management concluded that cumulative losses and lack of future expected sustained profitability could no longer support recognition of the deferred tax assets, resulting in tax expense of $3,593.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the third quarter of 2012, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $3,237 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges and an offsetting non-cash income tax benefit of $3,237 in continuing operations. During the fourth quarter of 2012, we recorded a non-cash deferred income tax expense of $948 against Foreign currency translation adjustment as a result of year-to-date gains from foreign currency fluctuations primarily related to our establishment of a deferred tax liability on unrepatriated foreign earnings of our Philippines subsidiary and an offsetting non-cash income tax benefit of $948 in continuing operations. We also released the valuation allowance on operating losses and other tax attributes with unlimited carryforward periods in certain jurisdictions to the extent that deferred tax liabilities related to indefinite lived intangibles created a source of income to support the release. This release resulted in a tax benefit of $5,139 during the fourth quarter.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

A summary of transactions impacting the valuation allowance for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$(215,720)	$(212,763)	$(208,885)
(Additions) deductions charged to tax expense	7,449	1,391	(6,811)
(Additions) deductions charged to other accounts (1)	(1,340)	1,392	—
(Additions) deductions (2)	3,196	(5,740)	2,933
Balance, end of year	$(206,415)	$(215,720)	$(212,763)

(1)	Foreign currency translation adjustments charged to other comprehensive loss

(2)	Offset was to other comprehensive loss
Tax Attributes (Net Operating Losses, Tax Credits, and Tax Holidays)
At December 31, 2012, the Company had $433,618 of U.S. federal net operating loss carryforwards and $866,317 of state net operating loss carryforwards, which began to expire in 2010 and will continue through 2032. At December 31, 2012, the Company had $131,305 of U.S. federal net operating loss carryforwards, which are limited to $13,600 in any calendar year, and $3,445 of U.S. federal tax credits, both of which are subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.
The Company has foreign net operating loss carryforwards in the following jurisdictions, which expire at the dates indicated:

	Amount	Expiration period
United Kingdom	$63,978	Indefinite carryforward
Netherlands	32,492	2012 - 2021
France	27,345	Indefinite carryforward
Germany	27,734	Indefinite carryforward
Spain	21,668	2016 - 2030
Belgium	19,274	Indefinite carryforward
Chile	15,082	Indefinite carryforward
Brazil	11,871	Indefinite carryforward
Australia	5,248	Indefinite carryforward
Other foreign net operating losses with expiration dates	9,170	2012 - 2032
Other foreign net operating losses with indefinite carryforward	3,987	Indefinite carryforward
At December 31, 2012, the Company has $7,230 of U.S. federal tax credit carryforwards, which begin to expire in 2020, and $3,474 of state tax credit carryforwards, which will begin to expire in 2016. A portion of the state tax credits are being used yearly and are expected to be fully utilized by 2027. In addition, the Company has tax credits in foreign jurisdictions of $4,671, which will begin to expire in 2017.
In 2012, 2011, and 2010 for U.S. federal income tax purposes, the Company recognized certain unrepatriated dividends and other interest income due to financing terms under third party and intercompany financing arrangements totaling approximately $33,016, $25,184, and $18,082, respectively.
The Company has been granted tax holidays in certain countries or takes advantage of tax benefits in certain tax-favored zones. The tax benefit is generated from the Company's operations in the Philippines, India and Nicaragua. The majority of the Philippines tax holidays have expired and the Company has applied to extend the tax holidays at an income tax rate of 0% for multiple sites up to October 31, 2013. The Company currently has tax holidays at an income tax rate of 0% for other sites set to expire on dates up to February 28, 2016, with possible extensions thereafter. After the 0% income tax rate expires, a reduced income tax rate of 5% will apply. The tax benefit received by the Company related to the tax holidays in the Philippines is approximately $893, $2,490, and $3,026 for 2012, 2011, and 2010, respectively.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

The Software Technology Parks of India (STPI) tax holidays expired on March 31, 2011 and we were taxed at the regular income tax rates of 32.45% commencing April 1, 2011, except at our Chennai location where we have an income tax rate of 0%, which will continue until 2021 under the Special Economic Zone. The tax benefit related to the tax holidays in India is approximately $505, $751, and $2,301, respectively, for 2012, 2011, and 2010.
The Company operates in a Free Trade Zone in Nicaragua and enjoys a 0% income tax rate until 2022. The tax benefits related to Nicaragua were $636, $565, and $410, respectively, for 2012, 2011, and 2010.
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
The following table summarizes the activity related to our gross unrecognized tax benefits:

	2012	2011	2010
Beginning balance	$37,921	$37,179	$40,990
(Decreases) increases related to prior year tax positions	(193)	(170)	3,798
Increases related to current year tax positions	886	3,069	1,858
Decreases related to settlements with taxing authorities	(270)	—	(8,478)
Decreases related to lapsing of statute of limitations	(2,868)	(1,104)	(885)
Currency translation adjustment	1,182	(1,053)	(104)
Ending balance	$36,658	$37,921	$37,179
We record interest and penalties related to uncertain tax positions as components of income tax expense. We recorded interest expense (income) on uncertain tax positions of $290, $657, and ($5,998) and penalties of $(569), $165, and ($499) for 2012, 2011, and 2010, respectively.
As of December 31, 2012 and 2011, in addition to the balance above, we had accrued $5,289 and $5,138 for payment of interest and $6,760 and $7,532 for payment of penalties respectively. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items occurred in the same year, there would be a material impact to cash flow. Upon future recognition of the unrecognized tax benefits as of December 31, 2012, including interest and penalties, $35,971 will have a favorable impact on the effective tax rate.
We are no longer subject to U.S. federal, state, or non U.S. income tax examinations or assessment of taxes by tax authorities with respect to years ending on, or prior to, December 31, 2002, except that our net operating loss carryforwards in several jurisdictions are subject to adjustment generally until the expiration of applicable statutes of limitation for the years in which such loss carryforwards are utilized. We are currently under audit in the United Kingdom, Canada, Belgium, Germany, Philippines, India, and Colombia. We do not expect these tax audits to have a material impact to our Consolidated Financial Statements.
It is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $3,221 as a result of statute expirations or a final determination.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

11. Employee Benefits and Compensation
The Company has defined benefit pension plans covering certain employees outside of the U.S. The following sets forth the obligations, assets, and funded status of the plans.

	2012	2011	2010
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$6,719	$6,863	$6,907
Service cost	608	716	663
Interest cost	337	391	416
Actuarial loss (gain)	851	(785)	(830)
Benefits paid	(142)	(477)	(264)
Foreign exchange	350	(30)	(208)
Other	(47)	41	179
Projected benefit obligation at end of year	8,676	6,719	6,863
Change in plan assets
Fair value of plan assets at beginning of year	3,362	3,532	3,389
Actual return on plan assets	35	170	398
Employer and employee contributions	395	28	24
Foreign exchange	169	10	(128)
Benefits paid	(64)	(378)	(151)
Fair value of plan assets at end of year	3,897	3,362	3,532
Unfunded status/net pension liability	$(4,779)	$(3,357)	$(3,331)
Net periodic pension cost consisted of the following:

	2012	2011	2010
Service cost	$608	$716	$663
Interest cost	337	391	416
Actual return on plan assets	(35)	(170)	(398)
Difference between expected return and actual return on plan assets for period	(260)	(86)	167
Past service cost	159	155	178
Actuarial gains, recognized	(621)	(167)	(265)
Other	(46)	95	77
Net periodic pension cost	$142	$934	$838
Amounts recognized in the accompanying Consolidated Balance Sheets are as follows:

	2012	2011
Other noncurrent assets	$—	$43
Other noncurrent liabilities (pension liability)	(4,779)	(3,400)
	$(4,779)	$(3,357)

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Amounts recognized in Accumulated other comprehensive loss are as follows:

	2012	2011
Actuarial gain	$2,084	$3,587
Prior service cost	(552)	(671)
Difference between actual and expected return on assets, loss	(1,640)	(1,422)
Other / CTA, gain	24	24
	$(84)	$1,518
The assumptions used in determining pension costs for the predominate plan include the following:

	2012	2011	2010
Discount rate	4.5%	5.3%	5.7%
Expected return on plan assets	8.1%	7.3%	7.1%
Rate of compensation increase	4.2%	4.3%	4.3%
The assumptions used in determining pension obligations for the predominate plan include the following:

	2012	2011	2010
Discount rate	4.5%	4.9%	5.3%
Rate of compensation increase	4.2%	4.2%	4.3%
For the predominate plan, the discount rate used is based on the yield on the iBoxx Sterling Corporate Bond Index for bonds with AA rating and duration greater than 15 years. The expected long-term rate of return on assets was determined using a weighted average calculation for the various investments of the plans. For 2012 and 2011, the expected yield on bonds, based on high quality corporate bonds, was 2.7% and 2.8%, respectively. Based on current short-term investment rates, the yield on cash investments was 2.7% and 2.9% for 2012 and 2011, respectively. For other investments, which included cash, growth, private equity, and infrastructure pooled funds, based upon short-term investment rates, the rate was set at 8.2% and 8.3% for 2012 and 2011, respectively.
Estimated contributions and benefits are as follows:

	Estimated
	Benefits	Contributions
December 31
2013	$526	$859
2014	452	785
2015	541	740
2016	643	576
2017	554	486
2018 and thereafter	2,722	2,318

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

The Company’s investment strategy in managing pension assets is to maintain an overweight position in investment funds in order to achieve desired returns with appropriate levels of risk. The use of derivative instruments is not permitted. The Company’s pension plan weighted-average actual asset allocations are as follows:

	2012	2011
Equity securities	—%	—%
Debt securities	—%	2.3%
Real estate	—%	—%
Other (a)	100.0%	97.7%
(a) Consists of $3,845 in pooled funds and $52 in cash.
Fair Value of Plan Assets
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
Level 3 – Modeled fair value with at least one model input that is not an observable market value.
The fair value measurements of major categories of plan assets are as follows:

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Level 1	Level 2	Level 3
Equity securities	$—	$—	$—	$—
Debt securities	—	—	—	—
Real estate	—	—	—	—
Other	3,897	52	—	3,845
Total	$3,897	$52	$—	$3,845

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3
Equity securities	$—	$—	$—	$—
Debt securities	77	77	—	—
Real estate	—	—	—	—
Other	3,285	—	—	3,285
Total	$3,362	$77	$—	$3,285
The Level 3 plan assets represent approximately 99% and 98% of total plan assets at December 31, 2012 and 2011, respectively. Therefore, a reconciliation of the beginning and ending balances of Level 3 plan assets approximates the changes in plan assets as presented above. There were no transfers between pricing levels during the years ended December 31, 2012 and 2011.
The Company also sponsors various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans amounted to $492, $387, and $412 in 2012, 2011 and 2010, respectively.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

12. Related Party Transactions
Discounted Sale of Class A Common Stock
On December 31, 2012, we entered into stock purchase agreements (the "Stock Purchase Agreements") with Dagoberto Quintana, our President and Chief Executive Officer, and Patrick Tolbert, our Chief Operating and Financial Officer. Pursuant to the Stock Purchase Agreements, Messrs. Quintana and Tolbert purchased 1,000,000 and 296,359 shares of our Class A Common Stock, respectively, for a purchase price of $0.175 per share, a discount to the then fair market value of $0.38 per share, resulting in $480 in Additional paid-in capital in the accompanying Consolidated Statements of Changes in Stockholders' Deficit, and a charge to compensation cost of $266 in the accompanying Consolidated Statements of Comprehensive Loss.
NAFS Purchase
On August 31, 2011, our wholly owned subsidiary, NAFS, executed a Membership Interest Purchase Agreement with David Garner, our former Chief Executive Officer and current Non-Executive Chairman of the Board. Pursuant to the agreement, Mr. Garner agreed to purchase directly or indirectly through an affiliate certain assets and obligations comprising NAFS's third party collections business based in Buffalo, New York (the "NAFS Business").
The purchase price for the NAFS Business was $1,246, of which $623 was paid at closing on August 31, 2011, with the remainder of $623 to be paid in equal monthly installments over a thirty-six month period commencing March 2012. The NAFS Business was deconsolidated effective August 1, 2011, resulting in a gain on disposal amounting to $846. This amount was reflected in Other expense, net, in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2011. The current portion of the remaining purchase price receivable of $312 at December 31, 2012 and $173 at December 31, 2011, respectively, is recorded in Prepaids and other current assets. The long-term portion of $242 at December 31, 2012 and $450 at December 31, 2011, respectively, is recorded in Other noncurrent assets.
In addition, commencing August 31, 2011, we have provided outsourced information technology services to NAFS Buffalo and Emory. These services are being provided to NAFS Buffalo and Emory Enterprises, LLC ("Emory") to support continuing IT requirements, and amounted to $161 for 2012 and $135 for 2011. Receivables related to these services amounted to $77 and $39 at December 31, 2012 and 2011, respectively, and are reflected in Prepaids and other current assets in the accompanying Consolidated Balance Sheets.
The parties also entered an additional agreement pursuant to which NAFS Buffalo and/or its affiliates will continue to service one of the Company's clients.
On February 13, 2013, we entered into an agreement with Mr. Garner and Emory pursuant to which we deferred payment of certain information technology service fees charged from February 1, 2012 through January 31, 2013, and amended such service agreement to reduce certain 2013 fees and provide for its termination effective March 31, 2013.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

13. Lease Commitments
Capital Leases
The Company is obligated under various capital leases for certain property, software, and equipment. We record assets under capital leases at the present value of the minimum lease payments. We amortize assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The Company had capital lease assets of $5,867 and $4,905 at December 31, 2012 and 2011, respectively. At December 31, 2012, the future minimum payments under capital leases were as follows:

Minimum Lease Payments
Years Ending
2013	$3,814
2014	1,758
2015	283
2016	6
2017	—
2018 and thereafter	—
5,861
Amount representing interest	(1,075)
Net	$4,786
Operating Leases
The Company also leases property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. We recognize rent holidays and rent escalations on a straight-line basis over the lease term; and landlord/tenant incentives are recorded as deferred rent and amortized over the life of the related lease. At December 31, 2012, the future minimum payments due under operating leases were as follows:

Minimum Lease Payments
Years Ending
2013	$50,831
2014	33,212
2015	23,014
2016	15,684
2017	9,974
2018 and thereafter	4,493
137,208
Less sublease proceeds	(35)
Net	$137,173
For the years ended December 31, 2012, 2011, and 2010, the Company recognized rent expense under operating leases of $59,257, $57,902, and $57,695, respectively.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

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
On July 21, 2009, one of our former clients filed an action against us in United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleges that we failed to maintain certain call recordings on behalf of such client and seeks actual damages or, in the alternative, "liquidated" damages in the amount of $33,500. On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid service fees. Discovery has now been completed and on October 15, 2012, the parties each filed separate motions for summary judgment on various issues including the enforceability of the alleged "liquidated damages" provision as well as the validity of our counterclaim of $1,202 in unpaid fees. The court has not yet ruled on those motions and no trial date has been set by the court. Due to the fact that the resolution of this matter depends in large part on a determination of whether the alleged "liquidated damages" provision asserted by the plaintiff is enforceable and the resolution of coverage issues with our insurer, we are unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. Our insurance carrier has indicated that actual damages likely would be covered, but has thus far denied coverage of the claimed "liquidated damages." In March 2012, we filed a declaratory judgment action against our insurance company in the United States District Court for the Middle District of Tennessee seeking a declaration of our rights under the applicable policy of insurance. That matter remains pending. No reserve has been recorded as of December 31, 2012 and 2011.
In April 2011, NA was served with a purported class action filed in United States District Court for the Eastern District of Michigan. The complaint alleged violations of the federal Fair Debt Collection Practices Act ("FDCPA") and the TCPA for calls to plaintiff's cell phone in an attempt to collect a debt not owed by the plaintiff. The complaint also alleged pre-recorded message calls to debtors on their cell phones by means of an automated dialing device, without having received permission from the recipients of the calls in violation of the TCPA. As of December 31, 2012, the parties were engaged in settlement discussions, and a reserve of $160 was recorded related to this matter. Subsequent to year-end the case was settled for $180, of which $27 was paid by our insurer. No reserve was recorded as of December 31, 2011.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary ("SITEL Brazil") for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,700 as of December 31, 2012) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately R$7,700 (equivalent to approximately $3,770 as of December 31, 2012), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the R$7,700 assessment. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of December 31, 2012 and 2011.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which the Consolidated Financial Statements are reported. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in the invoiced currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of December 31, 2012, we had forward contracts maturing within the next 14 months.
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
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $2,921 and $1,961 and as Other noncurrent liabilities of $8,764 and $7,845 as of December 31, 2012 and 2011, respectively, in the accompanying Consolidated Balance Sheets.
For 2012, 2011, and 2010, we recorded losses of $4,065, $14,016, and $9,215, respectively, for settled interest payments. Additionally, there were mark to market valuation (losses) gains recorded of $(1,879), $9,603, and $7,002 for 2012, 2011, and 2010, respectively. These amounts are reflected in Interest and other financing costs, net in the accompanying Consolidated Statements of Comprehensive Loss.
Derivatives not designated as hedging instruments
We choose not to designate a portion of our hedging portfolio in order to ensure that we meet all of the hedge accounting criteria. We are hedging forecasted transactions, but in order to qualify for hedge accounting treatment the forecasted transactions must be highly probable of occurring. Due to the inherent risk in a forecast, we consider a lesser amount to be highly probable, and only designate this portion for hedge accounting treatment.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Fair Values in the Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		12/31/2012	12/31/2011		12/31/2012	12/31/2011
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$3,138	$1,112	Accrued liabilities and other	$(1,778)	$(7,222)
Foreign exchange contracts	Other noncurrent assets	2	—	Other noncurrent liabilities	(130)	(878)
Total		$3,140	$1,112		$(1,908)	$(8,100)
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$(2,921)	$(1,961)
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	(8,764)	(7,845)
Foreign exchange contracts	Prepaids and other current assets	184	95	Accrued liabilities and other	(1,315)	(2,216)
Foreign exchange contracts	Other noncurrent assets	—	7	Other noncurrent liabilities	(28)	(264)
Total		$184	$102		$(13,028)	$(12,286)
Total derivatives		$3,324	$1,214		$(14,936)	$(20,386)
The Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2012	2011	2010		2012	2011	2010
Foreign exchange contracts	$6,428	$(7,221)	$2,715	COS and SG&A	$(1,987)	$4,192	$2,431
Total	$6,428	$(7,221)	$2,715	Total	$(1,987)	$4,192	$2,431
For 2012, 2011, and 2010, we recorded (losses) gains of $(1,280), $2,515, and $1,666, respectively, to Costs of services and (losses) gains of $(707), $1,677, and $765, respectively, to SG&A expenses in the accompanying Consolidated Statements of Comprehensive Loss for the effective portion of settled hedge contracts. We expect unrealized gains will be reclassified from Accumulated other comprehensive loss ("AOCL") to Costs of services and SG&A expenses during the next 12 months of $996. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of December 31, 2012.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

During 2012, 2011, and 2010, we recognized a gain (loss) on foreign currency transactions related to the ineffective portion of the derivative instruments of $296, $(148), and $270, respectively.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011	2010
Foreign exchange contracts	COS and SG&A	$917	$(1,959)	$12,006
Foreign exchange contracts	Foreign currency transactions	251	1,391	(356)
Total		$1,168	$(568)	$11,650
For 2012, 2011, and 2010, we recorded gains (losses) of $550, $(1,176), and $7,650, respectively, to Costs of services and gains (losses) of $367, $(784), and $4,356, respectively, to SG&A expenses in the accompanying Consolidated Statements of Comprehensive Loss for foreign currency derivatives not designated as hedging contracts.
Current Contracts
At December 31, 2012, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	211,040
16. Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities.
The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $732,335 and $692,840 at December 31, 2012 and 2011, respectively. The estimated fair value of such debt was approximately $732,000 and $610,000 at December 31, 2012 and 2011, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
See Note 11 for fair value measurements of major categories of the Company’s defined benefit pension plans.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

The following tables summarize the value of financial instruments by the pricing levels defined in Note 15 as of December 31, 2012 and 2011. There were no transfers between pricing levels during the years ended December 31, 2012 and 2011.

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$3,324	$—	$3,324	$—
Total	$3,324	$—	$3,324	$—
Liabilities
Foreign currency forward contracts	$3,251	$—	$3,251	$—
Interest rate derivative instrument	11,685	—	11,685	—
Total	$14,936	$—	$14,936	$—

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,214	$—	$1,214	$—
Total	$1,214	$—	$1,214	$—
Liabilities
Foreign currency forward contracts	$10,580	$—	$10,580	$—
Interest rate derivative instrument	9,806	—	9,806	—
Total	$20,386	$—	$20,386	$—
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

No impairment charges were recorded related to Goodwill or Other intangible assets for the years ended December 31, 2012, 2011, or 2010.
Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. During 2011, we determined that certain fixed assets should be fully impaired and recorded an impairment charge of $605 based on our assessment as noted above. No such charges were recorded in 2012 or 2010.
We have certain annuity contracts included within Other noncurrent assets on the accompanying Consolidated Balance Sheets. These assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. Third-party recoverability information was used to assess the fair value of these annuity contracts. Based on our assessment, we recorded an impairment charge of $1,633 in 2012 related to the impairment of the full value of certain annuity contracts in the Americas. No such charges were recorded in 2011 or 2010.
17. Operating Segment and Geographic Information
Our two reportable segments, Americas and EMEA, are organized by geographic operating units that portray similar economic characteristics. Each reporting segment performs substantially the same services for clients. The segment information presented below reflects the internal management reporting that the chief operating decision maker ("CODM") uses to evaluate segment performance and allocate resources, which is solely based on segment revenues, gross margin (segment revenues less segment cost of sales), segment SG&A expense, and the segment operating results as calculated below.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Information about the Company’s reportable segments for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Americas
Revenues	$870,079	$812,043	$751,088
Gross margin	329,661	322,355	307,367
SG&A	204,453	187,793	189,313
Segment operating results	$125,208	$134,562	$118,054
GM%	37.9%	39.7%	40.9%
SG&A%	23.5%	23.1%	25.2%
Op Results%	14.4%	16.6%	15.7%

EMEA
Revenues	$559,554	$596,670	$570,284
Gross margin	165,045	171,923	169,094
SG&A	126,636	140,753	146,937
Segment operating results	$38,409	$31,170	$22,157
GM%	29.5%	28.8%	29.7%
SG&A%	22.6%	23.6%	25.8%
Op Results%	6.9%	5.2%	3.9%

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	2012	2011	2010
Segment operating results:
Americas	$125,208	$134,562	$118,054
EMEA	38,409	31,170	22,157
Total	163,617	165,732	140,211

Corporate and other(1)	41,559	41,511	19,306
Depreciation and amortization	43,032	52,174	52,869
Restructuring and exit charges	15,693	20,048	38,065
Other operating expense(2)	4,177	3,915	4,522
Operating income	59,156	48,084	25,449
Interest and other financing costs, net	84,307	70,690	65,775
Loss on extinguishment of debt, net	—	—	3,019
Loss before income taxes	$(25,151)	$(22,606)	$(43,345)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the results of a de-consolidated subsidiary. These amounts were included within the Americas and EMEA segments in our previously reported segment information. The breakout of Corporate and other by Revenues was $(500), $7,256, and $19,173 for the years ended December 31, 2012, 2011, and 2010, respectively. SG&A amounts included in Corporate and other were $41,439, $42,065, and $26,927 for the years ended December 31, 2012, 2011, and 2010, respectively.
(2) Includes amounts from the Consolidated Statements of Comprehensive Loss for Loss on foreign currency transactions, Impairment and loss on disposal of assets, and Other expense (income), net.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

Information about the Company’s long-lived assets by geographic location is in the following table. Long-lived assets held and used at various corporate and executive offices are included within their respective geographical locations.

	December 31,
	2012	2011
Long-lived assets:
North America	$66,517	$66,807
Latin America	49,984	52,535
Asia Pacific	89,521	93,178
Europe, Middle East, and Africa	46,220	55,623
Total	$252,242	$268,143
18. Quarterly Financial Data (unaudited)
The following tables present certain quarterly financial data for the years ended December 31, 2012 and 2011:

	March 31	June 30	Sep 30	Dec 31	Total
	For the quarter ended 2012
Revenues	$363,825	$347,066	$348,118	$370,124	$1,429,133
Costs of services*	238,292	227,832	224,523	243,900	934,547
Gross profit	125,533	119,234	123,595	126,224	494,586
Operating expenses
Selling, general and administrative expenses*	93,962	92,005	89,530	97,031	372,528
Depreciation and amortization	10,230	10,025	10,286	12,491	43,032
Restructuring and exit charges	1,909	3,503	4,147	6,134	15,693
Other, net	1,276	4,453	(181)	(1,371)	4,177
Operating income	$18,156	$9,248	$19,813	$11,939	$59,156
Net (loss) income	$(1,328)	$(17,052)	$243	$(5,731)	$(23,868)

	March 31	June 30	Sep 30	Dec 31	Total
	For the quarter ended 2011
Revenues	$343,172	$349,554	$359,117	$364,126	$1,415,969
Costs of services*	221,625	230,209	231,351	237,952	921,137
Gross profit	121,547	119,345	127,766	126,174	494,832
Operating expenses
Selling, general and administrative expenses*	88,553	90,629	96,314	95,115	370,611
Depreciation and amortization	12,281	12,053	12,499	15,341	52,174
Restructuring and exit charges	7,020	2,265	5,647	5,116	20,048
Other, net	(1,722)	19	2,716	2,902	3,915
Operating income	$15,415	$14,379	$10,590	$7,700	$48,084
Net income (loss)	$1,950	$(5,325)	$(15,060)	$(13,350)	$(31,785)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

19. Supplemental Condensed Consolidating Financial Information
The following guarantor financial information is presented to comply with U.S. SEC disclosure requirements, specifically Rule 3-10 of Regulation S-X.
The Senior Secured Notes and Senior Notes are guaranteed jointly and severally, and in the case of the Senior Secured Notes, on a senior secured basis, by the Issuers' parent company, SITEL Worldwide, and by each of SITEL Worldwide's existing and future direct and indirect domestic subsidiaries that are 100% owned by SITEL Worldwide and guarantors under the Senior Secured Credit Facility (the "Subsidiary Guarantors"). The guarantees are not full and unconditional because Subsidiary Guarantors can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes and Senior Secured Notes. These circumstances include the following, so long as other applicable provisions of the indentures are adhered to: any sale or other disposition of all or substantially all of the assets of any Subsidiary Guarantors, any sale or other disposition of capital stock of any Subsidiary Guarantors, or designation of any restricted subsidiary that is a Subsidiary Guarantor as an unrestricted subsidiary.
The Condensed Consolidating Statements of Comprehensive Income (Loss) are presented net of intercompany activity. The following supplemental financial information sets forth, on a consolidating basis based on the equity method of accounting, balance sheets, statements of comprehensive income (loss), and statements of cash flows for the Company, the Subsidiary Guarantors, and the Company's non-guarantor subsidiaries.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheets
December 31, 2012

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$12,245	$—	$12,245
Accounts receivable (net of allowance for doubtful accounts)	—	—	108,428	156,421	—	264,849
Prepaids and other current assets	153,316	53	156,677	285,757	(539,161)	56,642
Total current assets	153,316	53	265,105	454,423	(539,161)	333,736
Property and equipment, net	627	—	32,462	58,503	—	91,592
Goodwill	—	—	16,690	101,030	—	117,720
Other intangible assets, net	—	—	16,104	26,826	—	42,930
Deferred income taxes	—	—	4,704	9,509	—	14,213
Investments in affiliates	(362,152)	410,949	57,442	—	(106,239)	—
Other noncurrent assets	2,900	89,911	45,730	27,290	(123,673)	42,158
Total assets	$(205,309)	$500,913	$438,237	$677,581	$(769,073)	$642,349
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,079	$10	$7,311	$11,480	$—	$19,880
Accrued payroll and benefits	414	—	10,276	66,553	—	77,243
Accrued liabilities and other	137,688	268,543	22,948	195,942	(539,161)	85,960
Income taxes payable	290	1	—	3,980	—	4,271
Current portion of capital lease obligations	—	—	1,347	1,676	—	3,023
Total current liabilities	139,471	268,554	41,882	279,631	(539,161)	190,377
Long-term debt	—	684,397	—	47,938	—	732,335
Capital lease obligations	—	—	425	1,338	—	1,763
Deferred income taxes	—	—	3,932	—	—	3,932
Other noncurrent liabilities	—	8,764	10,177	163,454	(123,673)	58,722
Total liabilities	139,471	961,715	56,416	492,361	(662,834)	987,129
Series B PIK preferred stock	59,728	—	—	—	—	59,728
Series C PIK preferred stock, net of beneficial conversion feature	50,191	—	—	—	—	50,191
Stockholders' deficit
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,268	—	536	168,965	(169,501)	1,268
Additional paid-in capital	375,243	105,786	668,880	316,147	(1,090,813)	375,243
Accumulated deficit	(789,376)	(566,588)	(236,503)	(318,163)	1,121,254	(789,376)
Accumulated other comprehensive loss, net of tax	(33,400)	—	(51,092)	18,271	32,821	(33,400)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' deficit	(454,699)	(460,802)	381,821	185,220	(106,239)	(454,699)
Total liabilities and stockholders' deficit	$(205,309)	$500,913	$438,237	$677,581	$(769,073)	$642,349

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheets
December 31, 2011

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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Comprehensive Income (Loss)
Year Ended December 31, 2012

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$376,521	$1,052,612	$—	$1,429,133
Operating expenses
Costs of services*	—	—	226,540	708,007	—	934,547
Selling, general, and administrative expenses*	25,923	182	82,181	264,242	—	372,528
Depreciation and amortization of property and equipment	355	—	10,258	25,384	—	35,997
Amortization of intangible assets	—	—	222	6,813	—	7,035
Restructuring and exit charges	2	—	1,477	14,214	—	15,693
Loss (gain) on foreign currency transactions	178	(920)	744	2,594	—	2,596
Other, net	(389)	39	(160)	2,091	—	1,581
Operating (loss) income	(26,069)	699	55,259	29,267	—	59,156
Interest and other financing costs, net	1,664	75,166	2,460	5,017	—	84,307
Equity in earnings of subsidiaries	(4,252)	(76,447)	(17,864)	—	98,563	—
(Loss) income before income taxes	(23,481)	1,980	70,663	24,250	(98,563)	(25,151)
Income tax provision (benefit)	387	—	(5,784)	4,114	—	(1,283)
Net (loss) income	(23,868)	1,980	76,447	20,136	(98,563)	(23,868)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $948	1,203	—	(416)	2,082	(1,666)	1,203
Unrealized gain on derivative valuation, net of tax of $3,106	5,325	—	5,314	11	(5,325)	5,325
Unrecognized pension loss, net of tax of $0	(1,602)	—	—	(1,602)	1,602	(1,602)
Comprehensive (loss) income	$(18,942)	$1,980	$81,345	$20,627	$(103,952)	$(18,942)
 *Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Comprehensive Income (Loss)
Year Ended December 31, 2011

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$348,526	$1,067,443	$—	$1,415,969
Operating expenses
Costs of services*	—	—	201,361	719,776	—	921,137
Selling, general, and administrative expenses*	28,719	245	78,838	262,809	—	370,611
Depreciation and amortization of property and equipment	359	—	9,777	28,766	—	38,902
Amortization of intangible assets	—	—	2,904	10,368	—	13,272
Restructuring and exit charges	229	—	2,952	16,867	—	20,048
(Gain) loss on foreign currency transactions	(146)	1,670	1,980	(1,392)	—	2,112
Other, net	208	559	(377)	1,413	—	1,803
Operating (loss) income	(29,369)	(2,474)	51,091	28,836	—	48,084
Interest and other financing costs, net	6	57,392	962	12,330	—	70,690
Equity in earnings of subsidiaries	2,045	(55,967)	(6,956)	—	60,878	—
(Loss) income before income taxes	(31,420)	(3,899)	57,085	16,506	(60,878)	(22,606)
Income tax provision	365	—	1,115	7,699	—	9,179
Net (loss) income	(31,785)	(3,899)	55,970	8,807	(60,878)	(31,785)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(7,976)	—	(363)	(8,782)	9,145	(7,976)
Unrealized (loss) gain on derivative valuation, net of tax of $0	(11,413)	—	(11,665)	252	11,413	(11,413)
Unrecognized pension gain, net of tax of $0	752	—	—	752	(752)	752
Comprehensive (loss) income	$(50,422)	$(3,899)	$43,942	$1,029	$(41,072)	$(50,422)
 *Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Comprehensive Income (Loss)
Year Ended December 31, 2010

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Revenues	$—	$12	$358,799	$981,734	$—	$1,340,545
Operating expenses
Costs of services*	97	—	203,054	653,312	—	856,463
Selling, general, and administrative expenses*	20,135	236	84,538	258,268	—	363,177
Depreciation and amortization of property and equipment	—	—	10,286	27,060	—	37,346
Amortization of intangible assets	—	—	3,025	12,498	—	15,523
Restructuring and exit charges	277	—	5,446	32,342	—	38,065
(Gain) loss on foreign currency transactions	(510)	(232)	161	5,209	—	4,628
Other, net	(391)	(619)	(340)	1,244	—	(106)
Operating (loss) income	(19,608)	627	52,629	(8,199)	—	25,449
Interest and other financing costs, net	(290)	53,455	1,841	10,769	—	65,775
Loss on extinguishment of debt, net	—	3,019	—	—	—	3,019
Equity in earnings of subsidiaries	19,207	(34,170)	19,483	—	(4,520)	—
(Loss) income before income taxes	(38,525)	(21,677)	31,305	(18,968)	4,520	(43,345)
Income tax provision (benefit)	332	—	(2,867)	(1,953)	—	(4,488)
Net (loss) income	(38,857)	(21,677)	34,172	(17,015)	4,520	(38,857)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	3,209	—	(2,068)	5,535	(3,467)	3,209
Unrealized gain (loss) on derivative valuation, net of tax of $0	284	—	1,244	(960)	(284)	284
Unrecognized pension gain, net of tax of $0	1,038	—	—	1,038	(1,038)	1,038
Comprehensive (loss) income	$(34,326)	$(21,677)	$33,348	$(11,402)	$(269)	$(34,326)
 *Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(23,868)	$1,980	$76,447	$20,136	$(98,563)	$(23,868)
Undistributed equity in earnings of subsidiaries	(4,252)	(76,447)	(17,864)	—	98,563	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	355	—	10,480	32,197	—	43,032
Deferred income taxes	—	—	(6,795)	5,051	—	(1,744)
Non-cash derivative activity	—	2,673	(1,001)	924	—	2,596
Amortization of debt issue costs and OID	—	3,566	—	220	—	3,786
Amortization of deferred training revenue, net of costs	—	—	(2,016)	(1,231)	—	(3,247)
Impairment of property and equipment and other long-term assets	—	—	—	1,633	—	1,633
Non-cash interest expense	—	8,190	(45)	90		8,235
Other non-cash items, net	518	—	(296)	(1,348)	—	(1,126)
Change in book overdrafts	—	1,586	(2,252)	(1,266)	—	(1,932)
Changes in operating assets and liabilities, net	28,920	(14,295)	(41,464)	6,074	—	(20,765)
Net cash provided by (used in) operating activities	1,673	(72,747)	15,194	62,480	—	6,600
Cash flows from investing activities
Purchases of property and equipment	—	—	(13,713)	(17,790)	—	(31,503)
Proceeds from disposition of property and equipment	—	—	—	319	—	319
Net cash provided by (used in) investing activities	—	—	(13,713)	(17,471)	—	(31,184)
Cash flows from financing activities
Proceeds related to stock transactions	227	—	—	—	—	227
Purchases of preferred and treasury shares	(1,900)	—	—	—	—	(1,900)
Payments on long-term debt and capital lease obligations	—	(647,425)	(1,481)	(50,333)	—	(699,239)
Proceeds from long-term debt	—	538,640	—	—	—	538,640
Proceeds from issuance of Senior Secured Notes	—	192,000	—	—	—	192,000
Payment of interest rate swap, net	—	(4,065)		—		(4,065)
Payments of debt issue costs	—	(6,403)	—	(489)	—	(6,892)
Net cash (used in) provided by financing activities	(1,673)	72,747	(1,481)	(50,822)	—	18,771
Effect of exchange rate on cash and cash equivalents	—	—	—	(1,279)	—	(1,279)
Net change in cash and cash equivalents	—	—	—	(7,092)	—	(7,092)
Cash and cash equivalents
Beginning of year	—	—	—	19,337	—	19,337
End of year	$—	$—	$—	$12,245	$—	$12,245

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2011

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(31,785)	$(3,899)	$55,970	$8,807	$(60,878)	$(31,785)
Undistributed equity in earnings of subsidiaries	2,045	(55,967)	(6,956)	—	60,878	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	359	—	12,679	39,136	—	52,174
Deferred income taxes	—	—	186	1,198	—	1,384
Non-cash derivative activity	—	609	(1,157)	4,870	—	4,322
Amortization of debt issue costs and OID	—	2,297	—	169	—	2,466
Amortization of deferred training revenue, net of costs	—	—	(3,194)	(103)	—	(3,297)
Impairment of property and equipment and other long-term assets	—	—	—	605	—	605
Non-cash interest expense	—	8,628	1,534	(9,055)		1,107
Other non-cash items, net	204	23	(202)	547	—	572
Change in book overdrafts	—	—	(669)	1,266	—	597
Changes in operating assets and liabilities, net	30,276	23,892	(44,742)	(47,539)	—	(38,113)
Net cash provided by (used in) operating activities	1,099	(24,417)	13,449	(99)	—	(9,968)
Cash flows from investing activities
Purchases of property and equipment	(1,099)	—	(9,362)	(29,797)	—	(40,258)
Proceeds from disposition of property and equipment	—	—	(2,181)	2,974	—	793
Net cash used in investing activities	(1,099)	—	(11,543)	(26,823)	—	(39,465)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(383,591)	(1,906)	(108,465)	—	(493,962)
Proceeds from long-term debt	—	403,666	—	133,641	—	537,307
Payment of interest rate swap, net	—	(1,722)	—	—	—	(1,722)
Payments of debt issue costs	—	(1,716)	—	(180)	—	(1,896)
Net cash provided by (used in) financing activities	—	16,637	(1,906)	24,996	—	39,727
Effect of exchange rate on cash and cash equivalents	—	—	—	(851)	—	(851)
Net change in cash and cash equivalents	—	(7,780)	—	(2,777)	—	(10,557)
Cash and cash equivalents
Beginning of year	—	7,780	—	22,114	—	29,894
End of year	$—	$—	$—	$19,337	$—	$19,337

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2012 and 2011

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2010

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(38,857)	$(21,677)	$34,172	$(17,015)	$4,520	$(38,857)
Undistributed equity in earnings of subsidiaries	19,207	(34,170)	19,483	—	(4,520)	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	—	—	13,310	39,559	—	52,869
Deferred income taxes	—	—	(3,696)	(918)	—	(4,614)
Non-cash derivative activity	—	(7,561)	(4,741)	1,187	—	(11,115)
Amortization of debt issue costs and OID	—	617	—	957	—	1,574
Write off of deferred financing fees	—	371	—	—	—	371
Amortization of deferred training revenue, net of costs	—	—	(5,362)	272	—	(5,090)
Non-cash interest expense	3	741	(160)	7,958	96	8,638
Loss on extinguishment of debt	—	2,648	—	—	—	2,648
Other non-cash items, net	235	(2,651)	14,890	(11,567)	(96)	811
Proceeds of marketable securities, net	—	—	—	8,683	—	8,683
Change in book overdrafts	—	—	—	(1,580)	—	(1,580)
Changes in operating assets and liabilities, net	20,222	(21,637)	(54,307)	42,275	—	(13,447)
Net cash provided by (used in) operating activities	810	(83,319)	13,589	69,811	—	891
Cash flows from investing activities
Purchases of property and equipment	(259)	—	(12,122)	(16,806)	—	(29,187)
Proceeds from disposition of property and equipment	—	—	88	537	—	625
Net cash used in investing activities	(259)	—	(12,034)	(16,269)	—	(28,562)
Cash flows from financing activities
Purchases of treasury shares	(551)	—	—	—	—	(551)
Payments on long-term debt and capital lease obligations	—	(335,648)	(1,555)	(305,152)	—	(642,355)
Proceeds from issuance of Senior Notes	—	292,362	—	—	—	292,362
Proceeds from long-term debt	—	142,206	—	247,520	—	389,726
Payments of debt issue costs	—	(8,078)	—	(155)	—	(8,233)
Net cash (used in) provided by financing activities	(551)	90,842	(1,555)	(57,787)	—	30,949
Effect of exchange rate on cash and cash equivalents	—	—	—	(299)	—	(299)
Net change in cash and cash equivalents	—	7,523	—	(4,544)	—	2,979
Cash and cash equivalents
Beginning of year	—	257	—	26,658	—	26,915
End of year	$—	$7,780	$—	$22,114	$—	$29,894

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Operating and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(in whole U.S. dollars)
Amended Employment Agreements
On February 14, 2013, we entered into Amended Management Employment Agreements (the "Amended Employment Agreements") with each of Dagoberto Quintana, Patrick Tolbert and Donald Berryman. The Amended Employment Agreements were entered into in order to standardize the form of employment agreement for each of our executive officers. In general, the Amended Employment Agreements did not modify salary, bonuses, benefits or severance for our executive officers. Mr. Berryman also received a signing bonus of $600,000 in connection with entering into his Amended Employment Agreement. Copies of each of the Amended Employment Agreement are attached as Exhibits 10.17 through 10.18 to this

Report on Form 10-K. The descriptions of the material terms of the Amended Employment Agreements are qualified in their entirety by reference to such exhibits.
Director Agreement
On February13, 2013, we entered into a director agreement with (the "Director Agreement") with David Garner, the Non-Executive Chairman of our Board of Directors. Pursuant to the Director Agreement, for service as an employee director and Non-Executive Chairman of the Board, Mr. Garner will receive annual director compensation of $125,000, payable $62,500 in cash and the remainder in shares of Company Class A Common Stock issued at the then fair market value, as well as an additional annual chairman fee of $75,000. Mr. Garner will also be eligible to participate in the Company's medical, dental, and welfare benefit plans on the same terms available to other executives. Mr. Garner will also be reimbursed for his business expenses related to his attendance at meetings, including room, meals and transportation to and from board meetings. A copy of the Director Agreement is attached hereto as Exhibit 10.16 to this Report on Form 10-K. The description of the material terms of the Director Agreement is qualified in its entirety by reference to such exhibit.
Restricted Stock Grants
In connection with entry into the Amended Employment Agreements, we also awarded Class A Common Stock to each of Dagoberto Quintana, Patrick Tolbert and Donald Berryman, pursuant to the terms of a Restricted Stock Grant Plan and Agreement (the "Grant Agreement") with each executive. These awards will generally begin to vest upon the first to occur of (i) the Company's stock becoming freely tradeable as a result of being listed on a national stock exchange ("Freely Tradeable"), or (ii) a change in control of the Company (either, a "Liquidity Event"), in either case, occurring within six years of the date of the applicable Grant Agreement and only if the "Adjusted EBITDA Threshold" (as defined in the Grant Agreement") has been met; provided that the executive is still employed at such time (except as set forth below). Upon our shares becoming Freely Tradeable, the awards will vest in four increments of 25% each, beginning upon our shares becoming Freely Tradeable and thereafter on each of the next three anniversaries thereof as long as the executive remains an employee; provided, however, that in the event Onex ClientLogic Holdings, LLC ("Onex") sells more than 25% of their ownership of SITEL Worldwide, then the vested amount of the awards shall at all times at least be equal to the ownership percentage that Onex has sold. If the Liquidity Event is a change of control, 100% of the awards will vest upon the change of control. If an executive is terminated without cause, resigns with good reason or is terminated due to death or disability within six months of a Liquidity Event, such executive's shares will still be eligible to vest upon the Liquidity Event. To the extent that the awards do not vest upon a Liquidity Event because the applicable Adjusted EBITDA Threshold has not been satisfied, such shares will vest if and when the Adjusted EBITDA Threshold is eventually satisfied. All unvested Shares will be forfeited upon an executive's termination for cause or resignation without good reason.
The table below sets forth the number of shares granted to each of the executives pursuant to the Grant Agreements and the respective date of grant.

Executive	Shares Granted	Date of Grant
Dagoberto Quintana	1,700,000	February 14, 2013
Patrick Tolbert	1,178,000	February 14, 2013
Donald Berryman	650,000	February 14, 2013
Copies of each of the Grant Agreements are attached hereto as Exhibits 10.32 through 10.34 to this Report on Form 10-K. The descriptions of the material terms of the Grant Agreements are qualified in their entirety by reference to such exhibits.
2013 Management Incentive Plans
On February 14, 2013, we entered into cash incentive program agreements pursuant to management incentive plans with each of Messrs. Quintana, Berryman, Tolbert, Beckman and Lozano, for the 2013 fiscal year.  For a description of the 2013 cash incentive programs, see "Item 11. Executive Compensation - Establishing and Evaluating Executive Compensation - 2013 Incentive Program."  Copies of each of the 2013 management incentive plans are attached hereto as Exhibits 10.27 through 10.31 to this Report on Form 10-K. The descriptions of the material terms of the management incentive plans are qualified in their entirety by reference to such exhibits.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(in whole U.S. dollars)
Directors and Executive Officers
Set forth below are the name, age, position and a description of the business experience of certain of the executive officers and the members of the board of directors of SITEL Worldwide as of February 20, 2013.

Name	Age	Position
Dagoberto Quintana	52	President and Chief Executive Officer
Patrick Tolbert	67	Chief Operating and Financial Officer and Director
Donald Berryman	54	Executive Vice President and Chief Commercial Officer
David Beckman	49	Chief Legal Officer and Secretary
Pedro Lozano	49	General Manager - EMEA Region
David Garner	55	Non-Executive Chairman of the Board
Tate Abols	32	Director
Martin Frost	71	Director
Seth Mersky	53	Director
Robert Mahoney	64	Director
Keith Powell	67	Director
Peter Shea	61	Director
Dagoberto Quintana has served as our President and Chief Executive Officer since October 2011. Mr. Quintana served as our President and Chief Operating Officer from February, 2010 until his appointment as Chief Executive Officer and as our Chief Operating Officer from August 2009 to October 2011. Mr. Quintana is responsible for directing our strategic growth and expansion. He also is responsible for business development to enhance SITEL's customer management solutions. Mr. Quintana most recently led the International Services division for Dell, Inc. and was responsible for site start-ups and deployment of Dell's contact center strategy in India, the Philippines and El Salvador. Prior to joining Dell, he held various executive management positions at Florida Power and Light, TYCO/ADT Security Services, Inc. and MCI Telecommunications, Inc. Mr. Quintana holds a bachelor's degree in electrical engineering from the University of Miami.
Patrick Tolbert has served as our Chief Operating Officer since February 15, 2012, and as our Chief Financial Officer since November 2010. Mr. Tolbert also has served as a member of our board of directors since 2007 and served as a member and Chairman of our audit committee from 2007 through October 2010. Mr. Tolbert is charged with leading our operations and financial and planning, management, reporting and compliance functions on a global basis. From 2001 to 2004, Mr. Tolbert held the positions of Executive Vice President and Chief Financial and Administrative Officer for LSG Lufthansa Service Holding, AG. As a member of the Executive Management Board and LSG's Supervisory Board, he was responsible for the integration of U.S.-based Onex Food Services, Inc. with LSG. From 1992 to 2001, Mr. Tolbert was the Executive Vice President and Chief Financial and Administrative Officer for Onex Food Services, Inc. Mr. Tolbert received a bachelor's degree in Economics and his Masters of Business Administration from Auburn University. Mr. Tolbert brings to the board expertise in accounting, finance and tax.
Donald Berryman has served as our Executive Vice President and Chief Commercial Officer since February 13, 2013. Mr. Berryman served as our President - Americas from January 2012 until his appointment as Executive Vice President and Chief Commercial Officer and as our General Manager - Americas region from February 2010 to January 2012, leading our North and Latin American operations. Mr. Berryman also served as our Global Chief Sales and Marketing Officer from February 2009 to February 2010 leading our efforts to grow revenues through new client acquisition and existing client program expansion. Mr. Berryman joined SITEL Worldwide after serving as Senior Industry Executive at Electronic Data Systems from March 2008 to February 2009 working with Electronic Data Systems' Global Customer Relationship Management practice. Before that, Mr. Berryman spent almost six years with EarthLink Inc. as President and as an Executive Vice President. In addition, Mr. Berryman has served in management positions for IdentityNow, Inc., APAC Customer Care, Inc., Ryder Systems, Inc. and Gannett Co.'s USA Today. Mr. Berryman holds a bachelor's degree in Economics and Political Science from Michigan State University.

David Beckman has served as our Chief Legal Officer and Secretary since April 2007. Mr. Beckman is responsible for leading our global legal, corporate governance, risk management, legal compliance and global compensation functions. Prior to joining SITEL Worldwide, Mr. Beckman spent 19 years at Frost Brown Todd LLC (and its predecessor firm), first as an associate and then as a partner concentrating his practice on mergers and acquisitions, commercial transactions, franchise and general corporate law. Mr. Beckman received his undergraduate degree in Economics from Harvard College, and his law degree from Northwestern University.
Pedro Lozano has served as our General Manager - EMEA region since October 13, 2011, leading our European, Middle Eastern and African operations. Mr. Lozano served as our General Manager of Southern EMEA from February 18, 2009 to October 13, 2011 leading our operations in Spain, Portugal and Italy, General Manager of Spain, Portugal and Italy from February 1, 2008 to February 18, 2009 and our Chief Financial Officer of Spain, Portugal and Italy from May 3, 2001 to February 1, 2008. Prior to that, Mr. Lozano served in various finance positions with The Continuity Company, S.A., Warner Brothers Consumer Products, S.A. and Wagonlit Travel. Mr. Lozano holds a degree in business administration from Universidad Pontificia Comillas.
David Garner has served as our Chairman of the Board since February 2010. Mr. Garner served as our Chief Executive Officer from September 2003 through October 2011. Prior to joining SITEL Worldwide, Mr. Garner was President and Chief Executive Officer of SHPS, Inc., a provider of outsourced employee benefit administrative services, from 1998 to 2003. Prior to joining SHPS, Mr. Garner accumulated 14 years of key leadership experience at Sykes Enterprises, Inc. Mr. Garner has a B.A. in Technical Communications from Louisiana Tech University. We believe Mr. Garner's qualifications to sit on our board of directors include his strong business background and extensive executive leadership and management experience in the customer care outsourcing services industry.
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
Robert Mahoney has served as a member of our board of directors since 2007, our audit committee since 2008 and as Chairman of our audit committee since November 2010. In 2010, Mr. Mahoney was appointed President and Chief Executive Officer of Belmont Savings Bank in Belmont, Massachusetts and its holding company, BSB Bancorp, Inc. Mr. Mahoney previously retired as Executive Vice Chairman of Citizens Financial Group, Inc. ("CFG"). Mr. Mahoney joined CFG in 1993 as President and Chief Executive Officer of Citizens Bank of Massachusetts after serving 22 years in a variety of domestic and international management positions at Bank of Boston. Mr. Mahoney earned his undergraduate degree in Chemistry from the University of Massachusetts and received his Masters of Business Administration from Columbia University School of Business. Mr. Mahoney brings to the board extensive financial and management experience.
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
Audit Committee.    Our audit committee consists of Robert Mahoney, who serves as chairman of the audit committee, Tate Abols and Keith Powell. The audit committee assists our board of directors in its oversight of (1) the preparation of our financial statements (including, without limitation, reviewing the integrity of our financial statements), (2) the performance of our internal audit functions and controls, (3) our audit and financial reporting system and process, (4) our compliance with legal and regulatory requirements, (5) the performance of our independent auditors and (6) our independent auditor's qualifications and independence. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the audit committee as an "audit committee financial expert."
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
Code of Conduct and Ethics
We have a global code of conduct and ethics currently applicable to all executive level management employees, all management employees and all United States based employees. The code of conduct is being implemented in our other locations and among our associate population in accordance with local law. This code is posted on our website, located at www.sitel.com. Information contained on our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.
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

ITEM 11. EXECUTIVE COMPENSATION
(in whole U.S. dollars)
Introduction
This Compensation Discussion and Analysis describes the compensation arrangements we have with our named executive officers ("NEOs") as required under the rules of the SEC. The SEC rules require disclosure for the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Operating and Financial Officer), regardless of compensation level; they and the three other most highly compensated executives of our company are referred to in this Compensation Discussion and Analysis as our "NEOs."
Our NEOs are:

Name	Title
Dagoberto Quintana	President and Chief Executive Officer
Patrick Tolbert	Chief Operating and Financial Officer
Donald Berryman	Executive Vice President and Chief Commercial Officer (1)
David Beckman	Chief Legal Officer and Secretary
Pedro Lozano	General Manager - EMEA Region

(1)	Mr. Berryman formally was appointed as our Executive Vice President and Chief Commercial Officer on February 12, 2013, but assumed the duties of that position effective December 21, 2012.
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
Role of Compensation Consultant
The compensation committee has the authority to retain an independent compensation consultant. The committee did not engage a compensation consultant to assist the committee with respect to 2012 compensation decisions. In 2012, management purchased Towers Watson survey data for executive officer positions at both the general industry level and for our specific industry. Our Chief Executive Officer used this data as part of his annual review of executive compensation, as discussed below.
Role of Executive Officers
The compensation committee is responsible for all compensation decisions for our NEOs. Our President and Chief Executive Officer, Dagoberto Quintana, annually reviews the performance of his direct reports and other executive officers and makes recommendations based on these reviews to the compensation committee. There were no recommended increases to base salaries of any of the NEOs in 2012 other than in connection with a change in roles or responsibilities.
Elements of Compensation
The following is a list of each potential element of our NEOs' compensation:
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
The annual base salaries in effect for each of our NEOs as of December 31, 2012, are as follows:

Name	Annual Salary
Dagoberto Quintana	$600,000	(1)
Patrick Tolbert	$500,000	(2)
Donald Berryman	$450,000	(3)
David Beckman	$400,000
Pedro Lozano	$327,358	(4)

(1)	Mr. Quintana's base salary increased from $500,000 to $600,000 pursuant to an amendment to his employment agreement dated February 19, 2012.

(2)	Mr. Tolbert's base salary increased from $350,000 to $500,000 pursuant to an amendment to his employment agreement dated February 19, 2012.

(3)	Mr. Berryman's base salary increased from $350,000 to $450,000 effective January 1, 2012, as a result of his promotion to the role of President of our Americas region.

(4)	Mr. Lozano is located in Spain and paid in Euros. This represents his annual salary in U.S. dollars using the exchange rates available to us in December 2012.
Bonus Awards
We may also pay specific bonuses to align the compensation of certain NEOs with market rates for total cash compensation and/or to provide discretionary rewards for performance in situations where incentive compensation goals have not been met but the executive's performance has nonetheless advanced our strategic goals.
During 2012, the NEO's were not eligible to receive any incentive compensation payments under the 2012 Incentive Program because the Annual Global Adjusted EBITDA threshold was not met. The compensation committee, however, awarded discretionary bonus payments to Mr. Lozano of $104,654 and Mr. Beckman of $81,000. In exercising its discretion the compensation committee weighed each individual's qualitative performance and, where applicable, regional financial performance. The compensation committee's decision not to award bonus payments to Mr. Quintana and Mr. Tolbert was not based on performance but on the recommendation of executive management to focus bonus awards on regional and business unit leadership.
Mr. Berryman received a $550,000 signing bonus in January 2012 associated with his promotion to the role of President of our Americas region.
Incentive Compensation
We pay incentive compensation awards in order to align the compensation of our NEOs with our short-term operational, performance and risk management goals and to provide near-term rewards to our NEOs for meeting those goals. Our short-term, performance-based cash incentive compensation program provides for incentive payments to specified NEOs. These incentive payments are primarily based on the attainment of pre-established, objective financial and operational goals and are intended to motivate executives to work effectively to achieve financial and operational performance objectives and reward them when objectives are met and results are certified by the compensation committee. Using short-term incentives tied to certain regional and corporate financial goals including Adjusted EBITDA (as defined in our Senior Secured Credit Facility), cash flow and client satisfaction allows us to establish appropriately aggressive performance expectations that align business performance expectations to the prevailing market and economic conditions.

The 2012 target annual incentive opportunities and awards for eligible NEOs were as follows:

Name	Target Annual Incentive Opportunity (% of Base Salary)	Awards (USD)
Dagoberto Quintana	100%	—
Patrick Tolbert	100%	—
Donald Berryman	100%	—
David Beckman	75%	—
Pedro Lozano	100%	—
2012 Incentive Programs
For 2012, the NEO cash incentive programs included corporate performance factors similar to those used in the prior years. Specifically, incentive programs for Mr. Quintana, Mr. Tolbert and Mr. Beckman were based on corporate performance factors for Annual Global Adjusted EBITDA, Annual Global Cash Flow and 2012 Client Satisfaction. Payout under the plan was subject to achieving 90% of the goal for Global Adjusted EBITDA. Global Cash Flow is defined as Global Adjusted EBITDA less an amount equal to the aggregate of cash taxes, cash interest, cash capital expenditure, cash restructuring and plus/minus the change in working capital.
The compensation committee approved the performance range and corresponding payout for each of the corporate performance factors set out below. The performance ranges were based on our operating plan for 2012 and were meant to be achievable but challenging in order to drive performance.

Factor	Performance Range
	Threshold	Goal	Maximum	% Payout
Annual Global Adjusted EBITDA (1)	$126M	$140M	$168M	0%
Annual Global Cash Flow (2)	$(5)M	$0M	$10M	0%
Client Satisfaction (NPS®) (3)	36	40	40	0%

(1)	Annual Global Adjusted EBITDA is determined in accordance with the terms of our Senior Secured Credit Facility.

(2)
Annual Global Cash Flow where used in NEO incentive plans is defined as the EBITDA less an amount equal to the aggregate of cash taxes, cash interest, cash expenditures, cash restructuring and plus or minus changes in working capital.

(3)
Client Satisfaction as used in all NEO incentive plans is the Net Promoter Score® (which is a measure of client satisfaction based on the level at which our clients would recommend us as a service provider) given to us by our clients during 2012.

Mr. Quintana's, Mr. Tolbert's and Mr. Beckman's 2012 incentive programs were based on corporate performance factors weighted as follows:

Annual Global Adjusted EBITDA	Annual Global Cash Flow	Annual Global Client Satisfaction
60%	30%	10%
The 2012 incentive programs for Mr. Berryman and Mr. Lozano were based on corporate and regional performance factors including Annual Global Adjusted EBITDA, Annual Regional EBITDAR (defined as Regional EBITDA for the relevant region less restructuring in excess of stipulated regional goals) and Regional Client Satisfaction. Since the components of Regional EBITDAR targets embody highly sensitive data as well as highly confidential goals targeted by divisions of our operations, we do not disclose Regional EBITDAR because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance. This factor is measured and awarded on an annual basis. Mr. Berryman also had an alternative opportunity equal to a defined percentage of Annual Regional EBITDA for our Americas region. Mr. Berryman's 2012 incentive program provides for him to receive the greater of the payout earned under the standard factors or the payout earned under his alternative opportunity. Mr. Berryman's potential payout pursuant to the alternative opportunity is capped at $600,000.

Mr. Berryman's and Mr. Lozano's 2012 incentive programs were based on corporate and regional performance factors weighted as follows:

Annual Regional EBITDAR	Annual Global Adjusted EBITDA	Annual Regional Client Satisfaction
70%	20%	10%
There were no payouts under the 2012 incentive program since the 90% Annual Global Adjusted EBITDA threshold was not met. Discretionary bonus awards were made to certain executives and are set out below in the Other Compensation Table.
2013 Incentive Program
For 2013, the NEO cash incentive programs for each NEO include corporate performance factors for Annual Global Adjusted EBITDA and Annual Global Cash Flow. Global Cash Flow is defined as net cash provided by operating activities less net cash from investing activities as determined on a consolidated basis for SITEL Worldwide Corporation and its direct and indirect subsidiaries in accordance with United States Generally Accepted Accounting Principles. Payout under the cash incentive program is subject to achieving 90% of the Annual Global Adjusted EBITDA goal and exceeding 2012 results.
2013 NEO incentive programs are based on corporate performance factors weighted as follows:

Annual Global Adjusted EBITDA	Annual Global Cash Flow
60%	40%
The compensation committee set performance ranges for the 2013 NEO incentive programs based on our operating plan for 2013 that are meant to be achievable but challenging in order to drive performance.
Since the components of the global and regional targets for 2013 contain highly sensitive data such as targeted Adjusted EBITDA growth, we do not disclose specific future measures and targets because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance.
Global Adjusted EBITDA is a non-GAAP measure specific to this plan and may not be comparable to other similarly titled measures reported by other companies. We use Adjusted EBITDA as a financial target because it provides a recognized measure of performance over the periods on which executives can have a significant impact. We use Global Cash Flow as a factor in incentive compensation in light of the importance of meeting certain debt covenants and making cash available for future expenditures and growth which serve also to manage several of the key risks to our business. The compensation committee set the performance goals at the beginning the fiscal year based on an analysis of (1) historical performance; (2) income, expense and margin expectations; (3) financial results of other comparable businesses; (4) economic conditions and (5) progress toward achieving other strategic initiatives, including the management of risk.
The targets under our annual cash incentive program are intended to require substantial efforts by executive officers and their teams toward achieving our strategic and operational goals. In addition, achievement of performance above established targets constitute "stretch goals" that are substantially more challenging and therefore less likely to be achieved.
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
With respect to a restricted class A common stock grant, generally the forfeiture period applicable to the award lapses over a two-year period commencing upon a change in control, initial public offering, or liquidation (a "liquidity event"). In addition, the forfeiture period lapses for one third of the grant if a liquidity event occurs within six months of the date an employee is involuntarily terminated due to death, disability or reduction in force. The grant fully vests upon the employee's termination or constructive termination in connection with a change in control. We also have a right of first refusal to acquire shares held by an employee at the current fair value upon termination.

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
We did not make any NEO grants of restricted stock or restricted stock units in 2012.
Perquisites
We provide certain perquisites to NEOs which the compensation committee believes are reasonable and appropriate based on the results of market surveys reviewed from time to time. The perquisites assist in the attraction and retention of NEOs and, in the case of certain perquisites, promote the health, safety and efficiency of the NEOs. For further information on the perquisites provided to our NEOs during 2012, refer to "Summary Compensation Table" below.
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
With the exception of those benefits described under "-Perquisites" above, we provide NEOs the same health and welfare benefits provided generally to all of our other employees, at the same general premium rates as charged to such employees.
Severance Benefits
Our NEOs and certain other executives with employment agreements are covered by arrangements which specify payments in the event the executive's employment is terminated. The type and amount of payments vary by executive and the nature of the termination. These severance benefits are payable if and only if the executive's employment terminates as specified in the applicable employment agreement. Our primary reason for including severance benefits in compensation packages is to attract and retain the best possible executive talent. We believe our severance benefits are competitive with general industry packages. For a further description of these severance benefits, see "Employment Agreements" below.
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
Accounting for Stock-Based Compensation. We adopted ASC 718, "Compensation-Stock Compensation" ("ASC 718") using the modified prospective transition method for all stock-based compensation awards. Upon adoption of ASC 718, we continued to use the Black-Scholes valuation model. Compensation for non-vested grants is measured at fair value on the grant date based on the number of shares expected to vest and the fair market value of such shares as determined by the board and our audit committee. Compensation cost for awards with service conditions are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

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

Compensation Committee
Seth Mersky
Tate Abols

Compensation Tables
The purpose of the following tables is to provide information regarding the compensation earned during our most recently completed year by our NEOs Summary Compensation Table.
The following table shows the compensation earned by our NEOs during the years ended December 31, 2012, 2011 and 2010, referred to as years 2012, 2011 and 2010, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Dagoberto Quintana	2012	$585,205	$—	$—	$—	$—	$—	$221,090	$806,295
President and Chief Executive Officer	2011	$500,000	$—	$178,000	$—	$362,500	$—	$12,741	$1,053,241
	2010	$500,000	$196,700	$—	$—	$—	$—	$12,582	$709,282

Patrick Tolbert	2012	$478,904	$—	$—	$—	$—	$—	$154,052	$632,956
Chief Operating and Financial Officer	2011	$442,500	$457,500	$—	$—	$—	$—	$113,735	$1,013,735
	2010	$138,077	$80,000	$62,496	$—	$—	$—	$15,220	$295,793

Donald Berryman	2012	$450,000	$550,000	$—	$—	$—	$—	$56,264	$1,056,264
EVP and Chief Commercial Officer	2011	$350,000	$17,500	$—	$—	$297,500	$—	$57,218	$722,218
	2010	$350,000	$125,000	$—	$—	$—	$—	$34,692	$509,692

David Beckman	2012	$400,000	$81,000	$—	$—	$—	$—	$46,265	$527,265
Chief Legal Officer and Secretary	2011	$400,000	$—	$—	$—	$234,375	$—	$39,363	$673,738
	2010	$400,000	$92,625	$—	$—	$—	$—	$22,731	$515,356

Pedro Lozano (4)	2012	$327,358	$104,654	$—	$—	$—	$—	$40,094	$472,106
General Manager - EMEA

(1)	Reflects the bonus earned by each of our NEOs during 2012, 2011, and 2010.

(2)
Reflects the grant-date fair value of stock awards (in U.S. Dollars) calculated in accordance with FASB Accounting Standards Codification ("ASC") ASC 718 for each NEO. Awards to both U.S. and international NEOs are calculated in terms of U.S. Dollars. Refer to Note 16 to our audited Consolidated Financial Statements for the year ended December 31, 2012, included elsewhere in this filing, for a discussion of the relevant assumptions used in calculating the fair value.

(3)	The following table details All Other Compensation paid to each NEO during year 2012.

(4)	Mr. Lozano is paid in Euros and his salary is stated in USD at the exchange rates available to us in December 2012 (1.3094).

Name	Discounted Securities Purchases ($) (1)	Executive Health Benefits ($)		Executive Life and Disability Insurance ($)	Car Allowance ($)	Commuting & Housing Expenses ($) (3)	Home Office($) (4)	Annual Company Contribution ($)	401(k) Company Match ($)	All Other Compensation Total ($)
Dagoberto Quintana	205,000	7,405		1,480	—	—	7,205	—	—	221,090
Patrick Tolbert	60,754	10,133		1,480	—	70,867	6,097	—	—	149,331
Donald Berryman	—	10,133		1,480	—	36,804	7,085	—	762	56,264
David Beckman	—	10,133		1,480	—	33,119	1,533	—	—	46,265
Pedro Lozano	—	3,428	(2)	—	15,141	—	6,597	14,928	—	40,094

(1)	Reflects the fair value as calculated in accordance with ASC Topic 718 of a discount on the purchase of Class A Common Stock on December 31, 2012.

(2)	Executive Health Benefit calculation reflects reimbursement for private health insurance premiums.

(3)
Reflects cost of commuting between home and work location and gross up amount to account for related taxes (Tolbert $14,119; Berryman $0; Beckman $12,024), costs of meals (Tolbert $100; Berryman $0; Beckman $1,248) and cost of housing expense in work location and gross up amount to account for related taxes (Tolbert $56,648; Berryman $36,804; Beckman $19,847).

(4)	Reflects office supplies and cell phone expenses.
Grants of Plan-Based Awards
The following table sets forth information regarding performance-based incentive compensation under the 2012 Incentive Program.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target($)	Maximum ($)	Threshold ($)	Target($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($/ Sh)	Full Grant Date Fair Value ($)
Dagoberto Quintana	2/21/2012	$390,000	$780,000	$1,306,500	$—	$—	$—	$—	$—	$—	$—	$—
Patrick Tolbert	2/21/2012	250,000	500,000	837,000	—	—	—	—	—	—	—	—
Donald Berryman	2/21/2012	479,171	600,000	930,000	—	—	—	—	—	—	—	—
David Beckman	2/21/2012	150,000	300,000	532,500	—	—	—	—	—	—	—	—
Pedro Lozano	2/21/2012	161,538	323,075	500,766	—	—	—	—	—	—	—	—

(1)
Amounts reported in this column represent the threshold, target and maximum amounts payable under the 2012 incentive program as described above. The 2012 Incentive Program is an annual cash incentive opportunity and, therefore, these awards are earned in the year of grant. See the column captioned "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for the actual payout amounts related to the 2012 incentive program. See also "Compensation Discussion and Analysis - Elements of Compensation - Incentive Compensation" for additional information about the 2012 Incentive Program.

Outstanding Equity Awards at Year-End
The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Type of Award	Number Of Shares Or Units Of Stock That Have Not Vested (#)(1)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)
Dagoberto Quintana (2)	—	—	—	—	—	Restricted Stock Unit	600,000	228,000	—	—
Donald Berryman (2)	—	—	—	—	—	Restricted Stock Unit	200,000	76,000	—	—
David Beckman (3)	—	—	—	—	—	Restricted Stock Grant	7,235	2,750	—	—
David Beckman(4)	—	—	—	—	—	Restricted Stock Grant	200,000	76,000	—	—
Pedro Lozano (2)	—	—	—	—	—	Restricted Stock Unit	40,000	15,200	—	—

(1)
Reflects Class A restricted stock and restricted stock units that have not vested. The price used for valuation as of December 31, 2012 is $0.38. The following provides information with respect to the vesting schedule as of December 31, 2012.

(2)
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

(3)
Pursuant to the applicable modified Restricted Stock Grant Plan and Agreement, shares vest when the "Restriction Period" lapses upon either (a) a Liquidity Event (as defined in the respective agreements), (b) the employee's death or disability or (c) the date the employee is terminated without cause or quits for good reason. A Liquidity Event is defined as an instance under which (a) there is a change in control, (b) the stock becomes freely tradeable or (c) there is a liquidation or winding up of SITEL Worldwide Corporation.

(4)
Pursuant to the Restricted Stock Grant Plan and Agreement shares begin to vest and the "Restriction Period" begins to lapse upon a Liquidity Event. Restricted stock vests in equal portions on the date of the Liquidity Event and the first and second anniversary thereof. A Liquidity Event is defined as (a) a change in control; (b) the stock becomes freely tradable or (c) the liquidation or winding up of SITEL Worldwide Corporation. If the employee dies, becomes disabled or is terminated due to a reduction in force during the Restriction Period and a Liquidity Event occurs within six months of such event, one third (1/3) of the shares vest. If the employee is terminated or constructively terminated in connection with a Change in Control (as defined in the Restricted Stock Grant Plan and Agreement), all shares immediately vest.

Option Exercises and Stock Vested
There were no Stock Awards or Option awards that vested during the year 2012.
Pension Benefits
None of our NEOs participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.
Non-Qualified Deferred Compensation
None of our NEOs participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans sponsored by us.

Employment and Other Agreements
Dagoberto Quintana
We entered into an employment agreement with Dagoberto Quintana dated July 20, 2009, commencing on August 3, 2009, which was amended on February 16, 2012. The amended employment agreement increased his base salary to $600,000 and his annual target incentive to $780,000. We amended and restated Mr. Quintana's employment agreement on February 11, 2013. Mr. Quintana's amended and restated employment agreement provides for an annual base salary of $600,000 and an annual target incentive plan payment of $780,000 as further described above in the Bonus and Incentive Compensation section. Participation in the incentive plan remains at the discretion of the board of directors. The employment agreement is terminable by us or Mr. Quintana at any time upon notice. In the event Mr. Quintana's employment is terminated by us without cause (as defined in the employment agreement) or by Mr. Quintana for good reason (as defined in the employment agreement), upon execution of a release, Mr. Quintana is entitled to severance pay, to be paid pro rata on a monthly basis in accordance with our regular payment practices over the course of a one year period, in an amount equal to one year of base salary and a prorated portion of Mr. Quintana's annual incentive bonus based on the days employed during the incentive plan year at the date of termination. Mr. Quintana would also be eligible to receive health insurance continuation coverage at the same rates paid for active employees for a full year following the date of termination, provided no similar benefit is received from a subsequent employer. In the event Mr. Quintana's employment is terminated for any other reason, including by reason of death or disability, Mr. Quintana is not entitled to any severance payments. Mr. Quintana is subject to non-competition and non-competition provisions for a period of one year after termination
Patrick Tolbert
We entered into an employment agreement with Patrick Tolbert dated November 23, 2010 which was amended on February 16, 2012. The amended employment agreement increased his base salary to $500,000 and his annual target incentive to $500,000. We amended and restated Mr. Tolbert's employment agreement on February 11, 2013. Mr. Tolbert's amended and restated employment agreement provides for an annual base salary to $500,000 and an annual target incentive target of $500,000 as further described above in the Bonus and Incentive Compensation section. Participation in the incentive plan remains at the discretion of both the board of directors and our Chief Executive Officer. The employment agreement is terminable by us or Mr. Tolbert at any time. In the event Mr. Tolbert's employment is terminated by us without cause (as defined in the employment agreement) or by Mr. Tolbert for good reason (as defined in the employment agreement), upon execution of a release, Mr. Tolbert is entitled to severance pay, to be paid pro rata on a monthly basis in accordance with our regular payment practices over the course of a one year period, in an amount equal to one year of base salary and a prorated portion of Mr. Tolbert's annual incentive bonus based on the days employed during the incentive plan year at the date of termination. Mr. Tolbert would also be eligible to receive health insurance continuation coverage at the same rates paid for active employees eligibility for a full year following the date of termination, provided no similar benefit is received from a subsequent employer. In the event Mr. Tolbert 's employment is terminated for any other reason, including by reason of death or disability, Mr. Tolbert is not entitled to any severance payments. Mr. Tolbert is subject to client and employee non-competition and non-solicitation provisions for a period of one year after termination of the employment agreement for any reason.
Donald Berryman
We entered into an amended employment agreement with Don Berryman dated January 1, 2012 which increased his annual base salary to $450,000, and his target incentive plan opportunity to $600,000. The agreement also provided for a signing bonus of $550,000. We further amended and restated Mr. Berryman's employment agreement on February 11, 2013. Mr. Berryman's amended and restated employment agreement provides for an annual base salary of $450,000, an annual target incentive plan payment of $600,000 as further described above in the Bonus and Incentive Compensation section and a signing bonus of $600,000. The signing bonus is subject to repayment on a pro rata basis if Mr. Berryman's employment is terminated with cause or he resigns without reason as defined in the agreement prior to December 31, 2013. Participation in the bonus plan is at the discretion of both the board of directors and our Chief Executive Officer. The amended agreement remains terminable by us or Mr. Berryman at any time. In the event that Mr. Berryman's employment is terminated by us without cause (as defined in the employment agreement) or by Mr. Berryman for good reason (as defined in the employment agreement), subject to execution of a release, Mr. Berryman is entitled to severance pay, to be paid on a pro rata on a monthly basis in accordance with our regular payroll practices over the course of a one year period, in an amount equal to one year of base salary and a prorated portion of Mr. Berryman's annual incentive bonus based on the days employed during the incentive plan year at the date of termination. Mr. Berryman would also be eligible to receive health insurance continuation coverage at the same rates paid for active employees eligibility for a full year following the date of termination, provided no similar benefit is received from a subsequent employer. In the event Mr. Berryman's employment is terminated for any other reason, including by reason of death or disability, Mr. Berryman is not entitled to any severance payments. In the event Mr. Berryman's employment is terminated for any other reason, including death or disability, Mr. Berryman is not entitled to any severance payments. Mr. Berryman is subject to non-competition and non-solicitation provisions for a period of one year after termination for any reason.

David Beckman
We entered into an employment agreement with David Beckman dated April 23, 2007 which has an initial term of three years from its execution and is automatically renewable for successive one-year terms unless either party gives notice of an intent to terminate at least 90 days prior to expiration of the term of the agreement or it is otherwise terminated pursuant to the terms of the employment agreement. Mr. Beckman's employment agreement provides for an annual base salary of $400,000 and an annual target incentive plan payment of 75% of annual base salary as further described above in the Bonus and Incentive Compensation section. Participation in the incentive plan is at the discretion of both the board of directors and our Chief Executive Officer. The board of directors awarded Mr. Beckman 200,000 shares of restricted stock in connection with his agreement. The employment agreement is terminable by us or Mr. Beckman at any time. In the event Mr. Beckman's employment is terminated by us without cause (as defined in the employment agreement) or by Mr. Beckman for good reason (as defined in the employment agreement), Mr. Beckman is entitled to severance pay, to be paid each consecutive pay period in accordance with our regular payment practices over the course of an 18 month period, in an amount equal to 18 months of base salary and an amount equal to any premium for health care insurance purchased to cover a full year following the date of termination subject to a cap of the lower of $500 per month or the amount needed to continue the Company's health care benefits as provided by COBRA. In the event Mr. Beckman's employment is terminated for any other reason, including by reason of death or disability, Mr. Beckman is not entitled to any severance payments. For a period of 18 months after termination of the employment agreement for any reason, Mr. Beckman is subject to non-competition and client and employee non-solicitation provisions.
Pedro Lozano
We entered an employment agreement with Mr. Lozano effective May 8, 2001 which was amended on May 1, 2010 upon his appointment as General Manager of our Southern EMEA region and again on February 17, 2012 upon his appointment as General Manager of our EMEA region. The amended agreement can be terminated at any time upon six months' notice and provides for a base salary of 250,000€ and a target incentive payment of 100% of his base salary. In the event that Mr. Lozano's agreement is terminated by us without cause (as defined by Spanish law), Mr. Lozano is entitled to six months' base pay and an additional severance payment of forty five (45) days per year of service. Base pay for this calculation includes bonus payments. If Mr. Lozano's position is eliminated he is entitled to severance equal to 20 days base pay per year of service. If Mr. Lozano is terminated for cause he is entitled only to the six month notice period. Mr. Lozano is not subject to a non-compete or non-solicitation restriction.
Potential Payments Upon Termination and Change in Control
The information below describes and quantifies certain compensation that would become payable under employment agreements with the following NEOs if, as of December 31, 2012, the NEO's employment with us had been terminated. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Dagoberto Quintana

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$600,000		$600,000		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	57,000	(1)	57,000	(1)	228,000	(3)	57,000	(1)	—
Benefits and Perquisites	—	—		6,000	(2)	6,000		—		—
Total Severance	$—	$57,000		$663,000		$834,000		$57,000		$—

(1)	150,000 restricted stock units vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.

(2)	Amount equal to the difference between insurance premium paid by employee during employment and insurance continued through COBRA capped at $500 per month.

(3)	600,000 restricted stock units vest if Mr. Quintana remains employed until the date of a change in control or upon constructive termination prior to the change in control.
Patrick Tolbert
Mr. Tolbert's agreement does not provide for any payments upon his leaving the company for any reason.
Donald Berryman

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$450,000		$450,000		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	19,000		19,000	(1)	76,000	(3)	19,000	(1)	—
Benefits and Perquisites	—	—		6,000	(2)	6,000	(2)	—		—
Total Severance	$—	$19,000	(1)	$475,000		$532,000		$19,000		$—

(1)	50,000 restricted stock units vest if a liquidity event occurs within six months after an involuntary termination due to position elimination, death or disability.

(2)	Amount equal to the difference between insurance premium paid by employee during employment and insurance continued through COBRA capped at $500 per month.

(3)	200,000 restricted stock units vest if Mr. Berryman remains employed until the date of a change in control or upon constructive termination prior to the change in control.

David Beckman

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$600,000		$600,000		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	28,082	(1)	28,082	(1)	78,749	(2)	28,082	(1)	—
Benefits and Perquisites	—	—		6,000	(3)	6,000	(3)	—		—
Total Severance	$—	$28,082		$634,082		$684,749		$28,082		$—

(1)
7,235 shares of restricted stock vest on termination without cause, resignation with good reason or death or disability; 66,666 shares of restricted stock vest if a liquidity event occurs within six months after a reduction in force, death or disability.

(2)
7,235 shares of restricted stock vest on a change in control (without termination); 200,000 shares of restricted stock vest upon the employee's termination or constructive termination in connection with a change in control.

(3)	Amount equal to the difference between insurance premium paid by employee during employment and insurance continued through COBRA capped at $500 per month.
Pedro Lozano

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$618,576		$618,576		$618,576		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	3,800	(1)	3,800	(1)	15,200	(2)	3,800	(1)	—
Benefits and Perquisites	—	—		—		—		—		—
Total Severance	$—	$622,376		$622,376		$633,776		$3,800		$—

(1)	10,000 restricted stock units vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.

(2)	40,000 restricted stock units vest if Mr. Lozano remains employed until the date of a change in control or upon constructive termination prior to the change in control.
Director Compensation
Certain of our non-employee and employee directors were eligible to receive compensation based on their service. During 2012, only Messrs. Mahoney, Garner, Frost, Powell, and Shea received compensation in respect of their service as directors. For fiscal year 2012, Messrs. Frost and Powell each received $62,500 in cash and 77,484 shares of class A common stock, with a fair market value of $62,500. For the fiscal year 2012, Mr. Mahoney received $77,500 (which includes an additional $3,750 per quarter for service as chair of the audit committee) and 77,484 shares of class A common stock, with a fair market value of $62,500. For the year ended December 31, 2012, Messrs. Mersky and Abols did not receive compensation in respect of their service on our board of directors during 2012. For the fiscal year 2012, Mr. Garner received compensation of $400,000 for his director service pursuant to a Non-Executive Employment Agreement. Directors are reimbursed for their business expenses related to their attendance at SITEL Worldwide meetings, including room, meals and transportation to and from board and committee meetings.

Non-Executive Directors' Compensation Table
The following table shows information regarding the compensation of our non-executive directors for the 2012 year.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Mersky	$—		$—		$—	$—	$—	$—	$—
Martin Frost	62,500		46,875	(1)	—	—	—	—	109,375
Martin Frost			15,625	(2)					15,625
Robert Mahoney	77,500	(3)	46,875	(1)	—	—	—	—	124,375
Robert Mahoney			15,625	(2)					15,625
Tate Abols	—		—		—	—	—	—	—
Keith Powell	62,500		46,875	(1)	—	—	—	—	109,375
Keith Powell			1,625	(2)					1,625
Peter Shea	62,500		46,875	(1)	—	—	—	—	109,375
Peter Shea			15,625	(2)					15,625
David Garner	400,000		—		—	—	—	—	400,000

(1)
Reflects the $1.22 grant-date fair value of stock awards associated with board service from January 1, 2012 to September 30, 2012 calculated in accordance with FASB 718 for each non-employee director. Refer to Note 16 to our audited Consolidated Financial Statements for the year ended December 31, 2012, included in Item 8 of this Report, for a discussion of the relevant assumptions used in calculating the fair value.

(2)
Reflects the $.38 grant-date fair value of stock awards associated with board service from October 1, 2012 to December 31, 2012 calculated in accordance with FASB 718 for each non-employee director. Refer to Note 16 to our audited Consolidated Financial Statements for the year ended December 31, 2012, included in Item 8 of this Report, for a discussion of the relevant assumptions used in calculating the fair value.

(3)	Includes $3,750 per quarter for service as chair of the Audit Committee.
Director and Officer Indemnification and Limitation of Liability
Section 102 of the Delaware General Corporation Law ("DGCL"), as amended, allows a corporation to eliminate the personal liability of directors of a corporation to the corporation or its stockholders for monetary damages for a breach of fiduciary duty as a director, except where the director breached his duty of loyalty, failed to act in good faith, engaged in intentional misconduct or knowingly violated a law, authorized the payment of a dividend or approved a stock repurchase in violation of Delaware law or obtained an improper personal benefit.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEED STOCKHOLDER MATTERS
(in thousands of U.S. dollars, except share and per share amounts)
Unless otherwise noted, the following table sets forth, as of January 31, 2013, information with respect to the beneficial ownership of the common equity of SITEL Worldwide by:

•	each person that is a beneficial owner of 5% or more of any class of its outstanding common equity;

•	each of our NEOs;

•	each member of our board of directors; and

•	all of the executive officers and directors as a group.
Beneficial ownership is determined under SEC rules and generally includes voting or investment power over securities. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each equity holder identified in the table possesses sole voting and investment power over all common equity shown as beneficially owned by the equityholder. As of January 31, 2013, SITEL Worldwide had outstanding 31,512,224 of class A common stock, 88,281,647 of class B common stock and 23,990 of class C common stock. All of the common stock votes together as a single class. The class A common stock and class C common stock is entitled to one vote per share; the class B common stock is entitled to 25 votes per share. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated in the footnotes below, the address for each beneficial owner is c/o SITEL Worldwide Corporation, 3102 West End Avenue, Suite 1000, Nashville, Tennessee 37203.

	Class A Common		Class B Common		Class C Common		Aggregate
Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class A Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class B Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class C Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Bene- ficially Owned	Percent of Voting Power
Equityholders owning 5% or more:
Onex Corporation (1)	55,901,485	67.4%	78,281,647	88.7%	—	—	134,183,132	78.3%	87.9%
Ontario Municipal Employees Retirement Systems ("OMERS") (2)	6,381,546	7.7%	10,000,000	11.3%	—	—	16,381,546	9.6%	11.2%
Edward Schwartz (3)	2,719,540	3.3%	—	—	—	—	2,719,540	1.6%	*
Citi Commerce Solutions (4)	2,500,000	3.0%	—	—	—	—	2,500,000	1.5%	*
Banashak, Kathleen	22,756	*	—	—	2,320	9.7%	25,076	*	*
Casteel, Julie	777,985	*	—	—	10,481	43.7%	788,466	*	*
Martino, Pete	147,428	*	—	—	7,000	29.2%	154,428	*	*
Named executive officer:
Dagoberto Quintana (5)	1,600,000	1.9%	—	—	—	—	1,600,000	*	*
David Beckman (6)	224,619	*	—	—	—	—	224,619	*	*
Donald Berryman (7)	200,000	*	—	—	—	—	200,000	*	*
Patrick Tolbert (8)	398,867	*	—	—	—	—	398,867	*	*
Lozano, Pedro (9)	40,000	*	—	—	—	—	40,000	*	*
Non-employee directors:
David Garner (10)	1,953,286	2.4%	—	—	—	—	1,953,286	1.1%	*
Martin Frost	183,090	*	—	—	—	—	183,090	*	*
Tate Abols	—	—	—	—	—	—	—	—	—
Robert Mahoney	176,646	*	—	—	—	—	176,646	*	*
Seth Mersky (11)	54,842	*	—	—	—	—	54,842	*	*
Keith Powell (12)	332,256	*	—	—	—	—	332,256	*	*
Peter Shea	86,262	*	—	—	—	—	86,262	*	*
All directors and executive officers as a group (11 persons)	5,729,868	6.9%	—	—	—	—	5,729,868	3.3%	*
 *    Less than 1%

(1)
Includes 401,561 shares of class A common stock, 147 shares of series B preferred stock convertible within 60 days to 45,893 shares of class A common stock and 608 shares of series C preferred stock convertible within 60 days to 744,618 shares of class A common stock, owned by Onex Advisor III LLC ("Onex Advisor"). Also includes 34,023 shares of class A common stock, 34,616 shares of series B preferred stock convertible within 60 days to 10,829,726 shares of class A common stock and 24,845 shares of series C preferred stock convertible within 60 days to 30,581,795 shares of class A common stock, owned by Onex ClientLogic Holdings LLC. Also includes 13,263,869 shares of class A common stock held by Onex ClientLogic LLC. All of the 78,281,647 shares of class B common stock are held by Onex ClientLogic Holdings LLC. The sole member of Onex Advisor III LLC is 1597257 Ontario Inc. Onex ClientLogic Holdings LLC is controlled by Onex ClientLogic LLC. Onex Corporation is the sole member of Onex ClientLogic LLC. Gerald W. Schwartz, president and chief executive officer of Onex Corporation, controls 18.5% of the subordinated voting shares and 100% of the multiple voting shares of Onex Corporation and 100% of the common equity of 1597257 Ontario Inc., and controls all voting and investment decisions of both Onex Corporation and 1597257 Ontario Inc. Mr. Abols is a Director, and Mr. Mersky is a Managing Director, of Onex Corporation, and as a result, may be deemed to have beneficial ownership of the shares held by Onex Corporation and its affiliates. Mr. Mersky also own units of Onex ClientLogic Holdings LLC. Messrs. Mersky and Schwartz disclaim beneficial ownership of the shares held by Onex Corporation and its affiliates except to the extent of their pecuniary interest therein. The address of Onex Corporation is 161 Bay Street, PO Box 700, Toronto, ON M5J 2S1. Each stockholder, other than OMERS, has granted Onex a proxy to vote all shares of common stock, with respect to the election of directors, pursuant to provisions of the August 15, 2000 stockholders agreement, as amended. See "Certain Relationships and Related Party Transactions—Stockholders’ Agreement."

(2)
Includes 1,329,795 shares of class A common stock, 4,136 shares of series B preferred stock convertible within 60 days to 1,294,046 shares of class A common stock, 3,053 shares of series C preferred stock convertible within 60 days to 3,757,705 shares of class A common stock and 10,000,000 shares of class B common stock owned by OCP SC Investment Holdings Inc. OCP SC Investment Holdings Inc. is wholly owned by OMERS Administration Corporation, a non-share capital corporation continued under the Ontario Municipal Employees Retirement System Act, 2006. The address of OMERS is One University Avenue, Suite 1100, Toronto, Ontario, M5J 2P1.

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

(4)
Citi Commerce Solutions (formerly known as Associates Commerce Solutions), is a division of Citibank, N.A., a wholly owned subsidiary of Citigroup, Inc. The address of Citigroup, Inc. is 399 Park Ave., New York, NY 10043.

(5)	Includes 600,000 restricted stock units.

(6)
Includes 200,000 shares of restricted class A common stock which begin to vest upon occurrence of a "liquidity event" and in other circumstances described above and 7,235 restricted shares which vest immediately upon termination of employment by us for any reason other than "cause" or by the executive for "good reason." Also includes 56 shares of series B preferred stock convertible within 60 days to 17,384 shares of class A common stock.

(7)	Includes 200,000 restricted stock units.

(8)	Includes 25 shares of series C preferred stock convertible within 60 days to 30,139 shares of class A common stock.

(9)	Includes 40,000 restricted stock units.

(10)
Includes 793,407 shares of restricted class A common stock which vest immediately upon termination of employment by us for any reason other than "cause" or by the executive for "good reason." Also includes 333 shares of series B preferred stock convertible within 60 days to 104,303 shares of class A common stock.

(11)
Includes 31,648 shares of class A common stock owned by Kyzalea Company. Also includes 37 shares of series B preferred stock convertible within 60 days to 11,473 shares of class A common stock and 10 shares of series C preferred stock convertible within 60 days to 11,721 shares of class A common stock, each owned by Kyzalea Company. Mr. Mersky owns all of the capital stock of Kyzalea Company. The address of by Kyzalea Company is 161 Bay Street, PO Box 700, Toronto, ON M5J 2S1.

(12)
Includes 56 shares of series B preferred stock convertible within 60 days to 17,384 shares of class A common stock and 32 shares of series C preferred stock convertible within 60 days to 39,444 shares of class A common stock.

Preferred Stock Ownership
As of January 31, 2013, SITEL Worldwide had outstanding an aggregate of 39,947 shares of series B preferred stock and an aggregate of 28,881 shares of series C preferred stock.
We issued 31,149 shares of series B preferred stock to Onex in June 2008 in exchange for its convertible subordinated note in an aggregate principal amount of $30,500 plus $700 of accrued interest. This transaction triggered certain preemptive rights for other stockholders, including certain members of Onex and our management, resulting in the issuance of additional shares to Onex Advisor, OMERS, JANA and other stockholders including certain NEOs at a price of $1,000 per share. In the fourth quarter of 2012, we repurchased all of the series B preferred stock that had been issued to JANA.
The series B preferred stock has an initial liquidation preference of $1,000 per share and has the right to be converted into class A common stock (initially at $4.85 per share). Our series B preferred stock accrue cumulative dividends at a rate of 12% of the liquidation preference per share per annum, which dividends, commencing after June 2009, compound and cumulate annually on the first business day of June of each subsequent year. Total cumulative dividends as of January 31, 2013 were $20,666. Messrs. Garner and Beckman own 333 and 56 shares of series B preferred stock, respectively. No other NEO owns series B preferred stock. Mr. Powell owns 56 shares of series B preferred stock and Mr. Mersky is the beneficial owner of 37 shares of series B preferred stock. No other non-employee director owns series B preferred stock.
Shares of series C preferred stock were issued in December 2008 and February 2009 to an Onex affiliate, OMERS, JANA and certain of our directors and executive officers for an aggregate of $31,000 in cash. In the fourth quarter of 2012, we repurchased the series C preferred stock that had been issued to JANA .
The series C preferred stock has an initial liquidation preference of $1,000 per share and has the right to be converted into class A common stock (initially at $1.50 per share). Our series C preferred stock accrue cumulative dividends at a rate of 16% of the liquidation preference per share per annum, which dividends accrue and cumulate from the date of original issuance and compound on the first business day of January of each subsequent year. Total cumulative dividends as of January 31, 2013 were $24,423. Mr. Tolbert owns 25 shares of series C preferred stock. No other NEO owns series C preferred stock. Mr. Powell owns 32 shares of series C preferred stock and Mr. Mersky is the beneficial owner of 10 shares of series C preferred stock. No other non-employee director owns series C preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
(in thousands of U.S. dollars, except share and per share amounts)
Discounted Sale of Class A Common Stock
On December 31, 2012, we entered into stock purchase agreements (the "Stock Purchase Agreements") with each of Dagoberto Quintana and Patrick Tolbert. Pursuant to the Stock Purchase Agreements, Messrs. Quintana and Tolbert purchased 1,000,000 and 296,359 shares of our Class A Common Stock, respectively, for a purchase price of $0.175 per share, a discount to the fair market value of $0.38 per share, resulting in $480 in Additional paid-in capital in the accompanying Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2012.
NAFS Third Party Collections Business
On August 31, 2011, our wholly owned subsidiary, NAFS, executed a Membership Interest Purchase Agreement with David Garner, our former Chief Executive Officer and current Non-Executive Chairman of the Board. Pursuant to the agreement, Mr. Garner agreed to purchase directly or indirectly through an affiliate certain assets and obligations comprising NAFS's third party collections business based in Buffalo, New York (the "NAFS Business"). To facilitate this transaction, NAFS agreed to transfer the assets and obligations of the NAFS Business to a newly formed limited liability company ("NAFS Buffalo"). The effective date of the transaction was August 1, 2011, although the transfer of the NAFS Buffalo membership interest to Mr. Garner and the transfer of certain client obligations to Emory, an affiliate of Mr. Garner, were not formally completed until November 30, 2011.
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
In addition, commencing August 31, 2011, we have provided outsourced information technology services to NAFS Buffalo and Emory. These services are being provided to NAFS Buffalo and Emory to support continuing information technology requirements, and amounted to $161 for 2012 and $135 for 2011. The parties also entered an additional agreement pursuant to which NAFS Buffalo and/or its affiliates will continue to service one of our clients. On February 13, 2013, we entered into an agreement with Mr. Garner and Emory pursuant to which we deferred payment of certain information technology service fees charged to Emory from February 1, 2012 through January 31, 2013 and amended such service agreement to reduce certain 2013 fees and provide for its termination effective March 31, 2013.The deferred payment obligation in the amount of $188 bears interest at the prime rate and is guaranteed on a nonrecourse basis by Mr. Garner through a stock pledge agreement which provides that the guaranty may only be collected out of the proceeds of a sale of Mr. Garner's shares of Company stock.
The NAFS Business was considered a variable interest entity ("VIE") of which we were not determined to be the primary beneficiary during the transition period but ceased to be a VIE as of November 30, 2011.
The NAFS Business was deconsolidated effective August 1, 2011, resulting in a gain on disposal amounting to $846. This amount is reflected in Other expense, net in the Consolidated Statements of Comprehensive Loss. The current portion of the remaining purchase price receivable of $312 at December 31, 2012 and $173 at December 31, 2011 and the adjustment to the purchase price of $363 are recorded in Prepaids and other current assets in the accompanying Consolidated Balance Sheets. The long-term portion of $242 at December 31, 2012 and $450 at December 31, 2011 is recorded in Other noncurrent assets.

David Garner Employment Agreement
Mr. Garner serves as Chairman of the Board in a non-executive role. We entered into a new agreement with Mr. Garner on February 13, 2013 continuing his service as the Non-Executive Board Chairman with service fees of $65 for service and $60 for meetings (both payable quarterly 50% in cash and 50% in shares of Class A common stock) and a $75 fee for serving as the Non-Executive Chairman, also paid quarterly. The agreement also entitles Mr. Garner continued participation in all medical, dental and welfare benefit plans available to our senior executives. The agreement is terminable by us at any time. For a period of twelve months after the termination of the agreement for any reason, Mr. Garner is subject to employee and client non-solicitation and non-competition provisions.
Stockholders’ Agreement
On August 15, 2000, we entered into a stockholders’ agreement with certain of our stockholders. The stockholders’ agreement includes certain board representation rights, rights of first refusal, "tag along" rights and "drag along" rights. The agreement also includes preemptive rights in the event we issue or sell any equity rights, which do not apply to issuances to certain of our employees pursuant to employee benefit and incentive plans, issuances in connection with a qualified initial public offering and issuances in connection with payment of indebtedness. The agreement also provides for the following rights:
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
Demand Registration Rights.    Under the terms of the stockholders’ agreement, certain stockholders may make a demand request within 180 days of the completion of a qualified initial public offering requesting that we register their shares on Form S-1 or, if applicable, Form S-3. Demands to register our class A common stock may only be made by holders of more than 50% of the 10 million shares originally issued to OMERS. Any demand registrations on Form S-3 must have a fair market value (as determined in good faith by our board) of at least $5,000. We are only required to effect one demand registration once every 180 days, with a maximum of two S-1 demand registrations and an unlimited number of S-3 demand registrations. No shares (including our shares) other than those of the demanding stockholder’s can be included in a demand registration, unless the managing underwriter advises us and the demanding stockholders in writing that the inclusion would not materially and adversely affect the price or success of such offering. If the managing underwriter further determines that including any secondary shares would materially and adversely affect such offering, we may reduce the number of shares in the demand registration. In that event, holders of our class A common stock may have the right to make an additional demand.
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
Participation Rights.    The class B stockholders’ agreement gives OMERS the right to participate in certain offerings in order not to have its ownership diluted. Under the terms of the participation rights, we are required to use our commercially reasonable efforts to cause the managing underwriter of a qualified initial public offering to offer OMERS the right to purchase in such offering, at the price being offered thereby, shares of our class A common stock in order for OMERS to maintain up to 10.6% of our fully diluted shares immediately following such offering, or if less, the right to purchase a number of shares so as to provide it with the same percentage of our shares owned by OMERS prior to such offering. The managing underwriter may limit or modify OMERS’ participation right. If the price being offered thereby is less than the "Antidilution Price" (as defined in a certain share purchase agreement between OMERS and us), we will be required to issue additional shares to OMERS. In that event, the number of shares that OMERS has the right to purchase will be reduced by the number of shares it is issued pursuant to the antidilution adjustment. In certain situations, OMERS’ right to purchase shall be substituted with a right to buy shares in a private placement transaction prior to the completion of an initial public offering or an alternative transaction if more appropriate.
Class C Stockholders’ Agreement
On April 30, 2007, we entered into a class C stockholders’ agreement with JANA Piranha Master Fund, Ltd. ("JANA"). On October 5, 2012, we entered into an agreement to repurchase all 6,727,273 shares of Class C Common Stock, 12,123 shares of Class B Preferred Stock and 3,696 shares of Class C Preferred Stock owned by JANA and its affiliates for aggregate consideration of $1,900. In connection with the repurchase, on October 5, 2012 we and JANA also entered into an amendment to the Class C Stockholders Agreement, pursuant to which we may consent to the amendment or waiver of any provision of the Class C Stockholders Agreement and such amendment or waiver will be binding on all of the holders of our Class C Common Stock.
The agreement currently provides for the following rights that would apply to the remaining holders of our Class C Common Stock:
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
Series C Preferred Stock Purchase Agreement
In December 2008, Onex, JANA, and OMERS provided us cash proceeds of $30,000 in exchange for 30,000 shares of our series C preferred stock. This transaction triggered certain preemptive rights for other stockholders, resulting in the issuance of additional shares at $1,000 per share. The series C preferred stock has an initial liquidation preference of $1,000 per share. Our series C preferred stock accrues cumulative dividends at a rate of 16% of the liquidation preference per share per annum, which dividends compound and cumulate annually on and after on the anniversary date of issuance.
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
Subordinated Note / Series B Preferred Stock Purchase Agreement
In April 2008, we issued a $32,000 convertible subordinated note to Onex, using the proceeds to make a voluntary prepayment on our term loans. In June 2008, Onex converted all $30,500 principal plus $700 in interest outstanding on the note into 31,149 shares of our series B preferred stock. This transaction triggered certain preemptive rights for other stockholders, including certain members of Onex and our management, resulting in the issuance of additional shares at $1,000 per share. The series B preferred stock has an initial liquidation preference of $1,000 per share. Our series B preferred stock accrues cumulative dividends at a rate of 12% of the liquidation preference per share per annum, which dividends, commencing after June 2009, compound and cumulate annually on the anniversary date of issuance.
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
Debt Conversion Agreement
In 2004, 2003 and 2001, we entered into promissory notes with Onex in aggregate principal amounts of $13,000, $22,000 and $3,000, respectively. Interest was payable on outstanding amounts at the rate of 10% and accrued to $3,900 at March 2005. In March 2005, we completed a debt conversion agreement with Onex pursuant to which we converted $38,000 of debt, which carried a 10% interest rate, and $9,400 of accrued liabilities due Onex into an aggregate 47,419 shares our series A preferred stock. The series A preferred stock had an initial liquidation preference of $1,000 per share. Onex subsequently sold 3,252 shares to other related parties, including Onex management.
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
Employment Agreements
We have entered into employment agreements with David Garner, our former Chairman and Chief Executive Officer, and other executives. See "Executive Compensation—Employment and Other Agreements."
Review and Approval of Transactions with Related Persons
We have not formally adopted a written policy and procedure for approval of transactions involving "related persons" (directors and executive officers or their immediate family members, or stockholders owning five percent or greater of our outstanding stock). However, we believe that any such transactions have in the past been, and will continue to be, appropriately reviewed, approved, and monitored.
Director Independence
We are a privately held corporation. Our Board presently considers none of our directors to be independent (as independence is defined by Rule 4200(a)(15) of the NASDAQ Stock Market LLC marketplace rules).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
(in thousands of U.S. dollars)
Fees for professional services provided by our independent accountants in each of the last two fiscal years, in each of the following categories are:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Audit fees	$3,819	$4,139
Audit-related fees	—	140
Tax fees	200	275
Other Fees	218	250
Total	$4,237	$4,804
Fees for audit services above include those from PricewaterhouseCoopers LLP (audit and consulting related). Fees for audit services include fees associated with the annual audit of consolidated financial statements, the reviews of our quarterly reports on Form 10-Q and SEC registration statements, audit-related accounting consultations, and statutory audits required internationally. Audit-related fees principally included work related to the implementation of various rules and standards. Tax fees included tax compliance, tax advice, and tax planning. All other fees included services related to our bond offering.
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

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholder's Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

			Incorporated by Reference
No.	Exhibit Description	Filed with this 10-K	Form	Original Exhibit No.	File No.	Date Filed
3.1	THIRD AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF SITEL WORLDWIDE CORPORATION, DATED AS OF APRIL 27, 2007, AS FILED WITH THE STATE OF DELAWARE ON APRIL 27, 2007		S-4	3.1	333-172952	3/18/2011
3.2	THIRD AMENDED AND RESTATED CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF PREFERRED STOCK AND QUALIFICATIONS, LIMITATIONS AND RESTRICTIONS THEREOF OF SITEL WORLDWIDE CORPORATION -12% CUMULATIVE PARTICIPATING PREFERRED STOCK, SERIES B, DATED AS OF MARCH 11, 2010, AS FILED WITH THE STATE OF DELAWARE ON MARCH 11, 2010		S-4	3.2	333-172952	3/18/2011
3.3	SECOND AMENDED AND RESTATED CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF PREFERRED STOCK AND QUALIFICATIONS, LIMITATIONS AND RESTRICTIONS THEREOF OF SITEL WORLDWIDE CORPORATION -16% CUMULATIVE PARTICIPATING PREFERRED STOCK, SERIES C, DATED AS OF MARCH 11, 2010, AS FILED WITH THE STATE OF DELAWARE ON MARCH 11, 2010		S-4	3.3	333-172952	3/18/2011

3.4	SECOND AMENDED AND RESTATED BYLAWS OF SITEL WORLDWIDE CORPORATION	S-4	3.4	333-172952	3/18/2011
3.5	CERTIFICATE OF FORMATION OF SITEL, LLC	S-4	3.5	333-172952	3/18/2011
3.6	AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF SITEL, LLC	10-Q	3.1	333-172952	11/6/2012
3.6.A	LIMITED LIABILITY COMPANY AGREEMENT OF SITEL, LLC	S-4	3.6	333-172952	3/18/2011
3.7	CERTIFICATE OF INCORPORATION OF SITEL FINANCE CORP	S-4	3.7	333-172952	3/18/2011
3.8	BYLAWS OF SITEL FINANCE CORP	S-4	3.8	333-172952	3/18/2011
3.9	CERTIFICATE OF INCORPORATION OF SITEL OPERATING CORPORATION	S-4	3.9	333-172952	3/18/2011
3.10	BYLAWS OF SITEL OPERATING CORPORATION	S-4	3.10	333-172952	3/18/2011
3.11	CERTIFICATE OF INCORPORATION OF CATALOG RESOURCES, INC	S-4	3.11	333-172952	3/18/2011
3.12	BYLAWS OF CATALOG RESOURCES, INC	S-4	3.12	333-172952	3/18/2011
3.13	CERTIFICATE OF INCORPORATION OF SITEL INTERNATIONAL HOLDINGS, INC	S-4	3.13	333-172952	3/18/2011
3.14	BYLAWS OF SITEL INTERNATIONAL HOLDINGS, INC	S-4	3.14	333-172952	3/18/2011
3.15	CERTIFICATE OF FORMATION OF SITEL INTERNATIONAL LLC	S-4	3.15	333-172952	3/18/2011
3.16	LIMITED LIABILITY COMPANY AGREEMENT OF SITEL INTERNATIONAL LLC	S-4	3.16	333-172952	3/18/2011
3.17	CERTIFICATE OF FORMATION OF SERVICE ZONE HOLDINGS, INC	S-4	3.17	333-172952	3/18/2011
3.18	LIMITED LIABILITY COMPANY AGREEMENT OF SERVICE ZONE HOLDINGS, LLC	S-4	3.18	333-172952	3/18/2011
3.19	CERTIFICATE OF INCORPORATION OF NATIONAL ACTION FINANCIAL SERVICES, INC	S-4	3.19	333-172952	3/18/2011
3.20	BYLAWS OF NATIONAL ACTION FINANCIAL SERVICES, INC	S-4	3.20	333-172952	3/18/2011
4.1	INDENTURE, DATED AS OF MARCH 18, 2010, BY AND AMONG SITEL, LLC, SITEL FINANCE CORP., THE GUARANTORS LISTED THEREIN, AND U.S. BANK NATIONAL ASSOCIATION.	S-4	4.1	333-172952	3/18/2011
4.2	INDENTURE, DATED AS OF APRIL 20, 2012, BETWEEN SITEL, LLC, SITEL FINANCE CORP., THE GUARANTORS NAMED THEREIN AND U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE AND COLLATERAL AGENT	8-K	4.1	333-172952	4/24/2012
10.1	FIFTH AMENDMENT, DATED APRIL 5, 2012, TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	4/9/2012

10.1.A	FOURTH AMENDMENT, DATED MAY 12, 2011, TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	5/18/2011
10.1.B	THIRD AMENDMENT, DATED FEBRUARY 18, 2010, CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.4	333-172952	3/18/2011
10.1.C	SECOND AMENDMENT, DATED APRIL 21, 2009, CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.3	333-172952	3/18/2011
10.1.D	FIRST AMENDMENT, DATED DECEMBER 9, 2008, CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.2	333-172952	3/18/2011
10.1.E	CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.1	333-172952	3/18/2011
10.2	SEVENTH AMENDMENT, DATED AS OF SEPTEMBER 18, 2010, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.8	333-172952	3/18/2011
10.2.A	SIXTH AMENDMENT, DATED AS OF SEPTEMBER 14, 2007, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.7	333-172952	3/18/2011

10.2.B	FIFTH AMENDMENT, DATED AS OF JANUARY 29, 2007, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.6	333-172952	3/18/2011
10.2.C	FOURTH AMENDMENT, DATED AS OF JULY 9, 2004, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.5	333-172952	3/18/2011
10.2.D	THIRD AMENDMENT, DATED AS OF OCTOBER 23, 2003, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.4	333-172952	3/18/2011
10.2.E	SECOND AMENDMENT, DATED AS OF DECEMBER 12, 2001, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.3	333-172952	3/18/2011
10.2.F	FIRST AMENDMENT, DATED AS OF FEBRUARY 28, 2002, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.2	333-172952	3/18/2011
10.2.G	AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.1	333-172952	3/18/2011
10.3	EXTENSION AGREEMENT, DATED AS OF JUNE 13, 2012, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, GOLDMAN SACHS LENDING PARTNERS LLC, AS AN EXTENDED U.S. REVOLVING LENDER, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	6/14/2012
10.3.A	EXTENSION AGREEMENT, DATED AS OF APRIL 26, 2012, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.S. REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	4/30/2012

10.3.B	EXTENSION AGREEMENT, DATED AS OF JUNE 7, 2011, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.S. REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	6/10/2011
10.4	EXTENSION AGREEMENT, DATED AS OF JUNE 8, 2011, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.S. TERM LOAN LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.3	333-172952	6/10/2011
10.5	EXTENSION AGREEMENT, DATED AS OF APRIL 26, 2012, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE CANADIAN REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.2	333-172952	4/30/2012
10.6	EXTENSION AGREEMENT, DATED AS OF JUNE 7, 2011, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.K. REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.2	333-172952	6/10/2011
10.7	FIRST AMENDMENT TO THE CLASS C STOCKHOLDERS AGREEMENT OF SITEL WORLDWIDE CORPORATION, DATED AS OF OCTOBER 5, 2012, BY AND AMONG SITEL WORLDWIDE CORPORATION AND JANA PIRANHA MASTER FUND, LTD	8-K	10.1	333-172952	10/10/2012
10.8	CLASS B STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION), ONEX HOLDING PROPERTY MANAGEMENT LTD., ONEX CORPORATION AND ONTARIO MUNICIPAL EMPLOYEES RETIREMENT BOARD	S-4	10.3	333-172952	3/18/2011
10.9	CLASS C STOCKHOLDERS AGREEMENT, DATED AS OF APRIL 30, 2007, BY AND BETWEEN SITEL WORLDWIDE CORPORATION AND JANA PIRANHA MASTER FUND, LTD	S-4	10.4	333-172952	3/18/2011
10.10	FORM OF RESTRICTED STOCK UNIT PLAN AND AGREEMENT OF SITEL WORLDWIDE CORPORATION	S-4	10.14	333-172952	3/18/2011
10.11	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT OF SITEL WORLDWIDE CORPORATION	S-4	10.15	333-172952	3/18/2011
10.12	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT MODIFIED AND USED FOR DAVID GARNER AND DAVID BECKMAN	S-4	10.16	333-172952	3/18/2011

10.13	AGREEMENT DATED FEBRUARY 13, 2013, BY AND AMONG SITEL OPERATING CORPORATION, DAVE GARNER, NA LIQUIDATING COMPANY, INC. AND EMORY ENTERPRISES,LLCDATED FEBRUARY 13, 2013	X
10.14	STOCK PURCHASE AGREEMENT, DATED AS OF DECEMBER 31, 2012, BETWEEN SITEL WORLDWIDE CORPORATION AND DAGOBERTO QUINTANA		8-K	10.1	333-172952	1/4/2013
10.15	STOCK PURCHASE AGREEMENT, DATED AS OF DECEMBER 31, 2012, BETWEEN SITEL WORLDWIDE CORPORATION AND PATRICK TOLBERT		8-K	10.2	333-172952	1/4/2013
10.16	BOARD AGREEMENT BETWEEN DAVID GARNER AND SITEL WORLDWIDE CORPORATION, DATED FEBRUARY 13, 2013	X
10.16.A	GARNER NON-EXECUTIVE CHAIR AGREEMENT		8-K	99.2	333-172952	10/11/2011
10.16.B	EMPLOYMENT AGREEMENT, DATED AS OF OCTOBER 3, 2003, AS AMENDED JANUARY 1, 2005, BY AND BETWEEN DAVID GARNER AND SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION)		S-4	10.5	333-172952	3/18/2011
10.17	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN DAGOBERTO QUINTANA AND SITEL OPERATING CORPORATION	X
10.17.A	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, DATED FEBRUARY 16, 2012, BY AND BETWEEN DAGOBERTO QUINTANA AND SITEL OPERATING CORPORATION		10-K	10.48	333-172952	2/22/2012
10.17.B	EMPLOYMENT AGREEMENT, DATED AS OF AUGUST 7, 2009, BY AND BETWEEN DAGOBERTO QUINTANA AND SITEL OPERATING CORPORATION		S-4	10.6	333-172952	3/18/2011
10.18	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN PATRICK TOLBERT AND SITEL OPERATING CORPORATION	X
10.18.A	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN PATRICK TOLBERT AND SITEL OPERATING CORPORATION		10-K	10.49	333-172952	2/22/2012
10.18.B	EMPLOYMENT AGREEMENT, DATED AS OF NOVEMBER 24, 2010, AS AMENDED MARCH 2011, BY AND BETWEEN PATRICK TOLBERT AND SITEL OPERATING CORPORATION		S-4	10.7	333-172952	3/18/2011
10.19	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN DONALD BERRYMAN AND SITEL OPERATING CORPORATION	X
10.19.A	EMPLOYMENT AGREEMENT, DATED AS OF NOVEMBER 24, 2010, AS AMENDED MARCH 2011, BY AND BETWEEN PATRICK TOLBERT AND SITEL OPERATING CORPORATION		8-K	99.1	333-172952	1/11/2012
10.19.B	EMPLOYMENT AGREEMENT, DATED AS OF FEBRUARY 21, 2010, AS AMENDED JANUARY 24, 2011, BY AND BETWEEN DONALD BERRYMAN AND SITEL OPERATING CORPORATION		S-4	10.8	333-172952	3/18/2011

10.20	EMPLOYMENT AGREEMENT, DATED AS OF APRIL 23, 2007, AS AMENDED DECEMBER 15, 2008, BY AND BETWEEN DAVID BECKMAN AND SITEL WORLDWIDE CORPORATION		S-4	10.9	333-172952	3/18/2011
10.21	ORDINARY LABOUR PERMANENT TERM CONTRACT FOR PEDRO LOZANO, DATED MAY 3, 2001	X
10.21.1	LOZANO AGREEMENT ANNEX I - BETWEEN PEDRO LOZANO AND SITEL IBERICA TELESERVICIOS, S.A.	X
10.21.2	LOZANO AGREEMENT ANNEX II - BETWEEN PEDRO LOZANO AND SITEL IBERICA TELESERVICIOS, S.A.	X
10.22	BOARD OF DIRECTORS AGREEMENT, DATED AS OF JUNE 5, 2007, AS AMENDED OCTOBER 25, 2010, AS AMENDED MARCH 7, 2011, BY AND BETWEEN PATRICK TOLBERT AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.10	333-172952	3/18/2011
10.23	BOARD OF DIRECTORS AGREEMENT, DATED AS OF MARCH 12, 2007, BETWEEN MARTIN FROST AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.11	333-172952	3/18/2011
10.24	BOARD OF DIRECTORS AGREEMENT, DATED AS OF OCTOBER 24, 2007, AS AMENDED NOVEMBER 3, 2010, BY AND BETWEEN ROBERT MAHONEY AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.12	333-172952	3/18/2011
10.25	BOARD OF DIRECTORS AGREEMENT, DATED AS OF JUNE 5, 2007, BY AND BETWEEN KEITH POWELL AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.13	333-172952	3/18/2011
10.26	DIRECTOR AGREEMENT DATED OCTOBER 31, 2011 - MR. PETER SHEA		8-K	10.1	333-172952	11/4/2011
10.27	2013 GLOBAL MANAGMENT INCENTIVE PLAN — QUINTANA	X
10.27.A	2012 GLOBAL MANAGMENT INCENTIVE PLAN — QUINTANA		10-K	10.44	333-172952	2/22/2012
10.28	2013 GLOBAL MANAGMENT INCENTIVE PLAN — BECKMAN	X
10.28.A	2012 GLOBAL MANAGMENT INCENTIVE PLAN — BECKMAN		10-K	10.45	333-172952	2/22/2012
10.29	2013 GLOBAL MANAGMENT INCENTIVE PLAN — BERRYMAN	X
10.29.A	2012 GLOBAL MANAGMENT INCENTIVE PLAN — BERRYMAN		10-K	10.46	333-172952	2/22/2012
10.30	2013 GLOBAL MANAGMENT INCENTIVE PLAN — TOLBERT	X
10.30.A	2012 GLOBAL MANAGMENT INCENTIVE PLAN — TOLBERT		10-K	10.47	333-172952	2/22/2012
10.31	2013 GLOBAL MANAGMENT INCENTIVE PLAN — LOZANO	X
10.32	FORM OF RESTRICTED STOCK GRANT PLAN BETWEEN SITEL WORLDWIDE CORPORATION AND DAGOBERTO QUINTANA	X
10.33	FORM OF RESTRICTED STOCK GRANT PLAN BETWEEN SITEL WORLDWIDE CORPORATION AND PATRICK TOLBERT	X

10.34	FORM OF RESTRICTED STOCK GRANT PLAN BETWEEN SITEL WORLDWIDE CORPORATION AND DONALD BERRYMAN	X
10.35	FORM OF RESTRICTED STOCK GRANT PLAN BETWEEN SITEL WORLDWIDE CORPORATION AND PEDRO LOZANO	X
12.1	COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES	X
21.1	SUBSIDIARIES OF SITEL WORLDWIDE CORPORATION	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SITEL Worldwide Corporation

Date:	February 20, 2013	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director (Duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SITEL Worldwide Corporation

Date:	February 20, 2013	By:	/s/ Dagoberto Quintana
			Name:	Dagoberto Quintana
			Title:	President and Chief Executive Officer

Date:	February 20, 2013	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director

Date:	February 20, 2013	By:	/s/ Ryan Wagers
			Name:	Ryan Wagers
			Title:	Chief Accounting Officer

Date:	February 20, 2013	By:	/s/ David Garner
			Name:	David Garner
			Title:	Non-Executive Chairman of the Board of Directors

Date:	February 20, 2013	By:	/s/ Seth Mersky
			Name:	Seth Mersky
			Title:	Director

Date:	February 20, 2013	By:	/s/ Martin Frost
			Name:	Martin Frost
			Title:	Director

Date:	February 20, 2013	By:	/s/ Tate Abols
			Name:	Tate Abols
			Title:	Director

Date:	February 20, 2013	By:	/s/ Robert Mahoney
			Name:	Robert Mahoney
			Title:	Director

Date:	February 20, 2013	By:	/s/ Keith Powell
			Name:	Keith Powell
			Title:	Director

Date:	February 20, 2013	By:	/s/ Peter Shea
			Name:	Peter Shea
			Title:	Director