Form 10-Q
period 2013-03-31
SITEL Worldwide Corp
filed 2013-05-07
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 1000
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	April 30, 2013
Class A, $0.01 par value	37,779,168
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$15,208	$12,245
Accounts receivable (net of allowance for doubtful accounts of $2,804 and $2,990, respectively)	263,211	264,849
Prepaids and other current assets	60,825	56,642
Total current assets	339,244	333,736
Property and equipment, net	86,151	91,592
Goodwill	117,721	117,720
Other intangible assets, net	41,313	42,930
Deferred income taxes	12,177	14,213
Other noncurrent assets	38,382	42,158
Total assets	$634,988	$642,349
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$23,404	$19,880
Accrued payroll and benefits	86,893	77,243
Accrued liabilities and other	83,733	85,960
Income taxes payable	4,954	4,271
Current portion of capital lease obligations	1,988	3,023
Total current liabilities	200,972	190,377
Long-term debt	726,321	732,335
Capital lease obligations	481	1,763
Deferred income taxes	3,702	3,932
Other noncurrent liabilities	54,785	58,722
Total liabilities	986,261	987,129

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	March 31, 2013	December 31, 2012
Commitments and contingencies (see Note 10)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at March 31, 2013 and December 31, 2012	61,426	59,728
Series C, $0.01 par value; 28,881 shares issued and outstanding at March 31, 2013 and December 31, 2012	52,415	50,191
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at March 31, 2013 and December 31, 2012	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 38,819,803 shares (including 6,881,975 restricted shares) and 33,547,331 shares (including 1,773,975 restricted shares) issued at March 31, 2013 and December 31, 2012, respectively; 36,354,696 shares and 31,082,224 shares outstanding at March 31, 2013 and December 31, 2012, respectively	320	318
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at March 31, 2013 and December 31, 2012	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at March 31, 2013 and December 31, 2012	68	68
Additional paid-in capital	371,382	375,243
Accumulated deficit	(798,451)	(789,376)
Accumulated other comprehensive loss	(30,881)	(33,400)
Stock subscriptions receivable	(1,852)	(1,852)
Treasury shares, at cost	(9,247)	(9,247)
Total stockholders’ deficit	(465,114)	(454,699)
Total liabilities and stockholders’ deficit	$634,988	$642,349
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$365,062	$363,825
Operating expenses
Costs of services*	238,946	238,292
Selling, general, and administrative expenses*	93,116	93,962
Depreciation and amortization of property and equipment	9,048	8,074
Amortization of intangible assets	1,617	2,156
Restructuring and exit charges	3,316	1,909
Loss on foreign currency transactions	1,862	144
Loss on sale of subsidiary	4,558	—
Impairment and (gain) loss on disposal of assets	(239)	1,152
Other income, net	(23)	(20)
Operating income	12,861	18,156
Interest and other financing costs, net	20,401	17,832
(Loss) income before income taxes	(7,540)	324
Income tax provision	1,535	1,652
Net loss	(9,075)	(1,328)
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	1,131	3,564
Unrealized gain on derivative valuation, net of tax of $598 and $0, respectively	1,425	4,444
Reclassification of pension amounts realized in net loss, net of tax of $0	(37)	(114)
Total other comprehensive income	2,519	7,894
Comprehensive (loss) income	$(6,556)	$6,566
* Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2012	33,547,331	88,281,647	6,751,263	$318	$882	$68	$375,243	$(789,376)	$(412,865)
Restricted shares granted	5,178,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(70,000)	—	—	—	—	—	—	—	—
Non-cash stock granted	164,472	—	—	2	—	—	62	—	64
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(3,923)	—	(3,923)
Net loss	—	—	—	—	—	—	—	(9,075)	(9,075)
Balances at March 31, 2013	38,819,803	88,281,647	6,751,263	$320	$882	$68	$371,382	$(798,451)	$(425,799)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other Comprehensive Loss
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/ Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2012	$(412,865)	$(27,888)	$(84)	$(5,428)	$2,665	$(1,852)	9,192,380	$(9,247)	$(454,699)
Non-cash stock granted	64	—	—	—	—	—	—	—	64
Preferred B and C stock accretion and BCF	(3,923)	—	—	—	—	—	—	—	(3,923)
Reclassification of pension amounts realized in net loss, net of tax of $0	—	—	(37)	—	—	—	—	—	(37)
Unrealized gain on derivative, net of tax of $598	—	—	—	1,425	—	—	—	—	1,425
Net loss	(9,075)	—	—	—	—	—	—	—	(9,075)
Foreign currency translation adjustment, net of tax of $0	—	1,131	—	—	—	—	—	—	1,131
Balances at March 31, 2013	$(425,799)	$(26,757)	$(121)	$(4,003)	$2,665	$(1,852)	9,192,380	$(9,247)	$(465,114)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(9,075)	$(1,328)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	10,665	10,230
Deferred income taxes	1,221	1,371
Non-cash derivative activity	(1,445)	3,010
Amortization of debt issue costs and original issue discount	1,196	695
Amortization of deferred training revenue, net of costs	(1,811)	(764)
Impairment of property and equipment and other long-term assets	—	1,135
Non-cash interest expense	3,412	8,654
Loss on sale of subsidiary	4,558	—
Other non-cash items, net	43	40
Change in book overdrafts	1,458	(2,920)
Changes in operating assets and liabilities, net	4,613	535
Net cash provided by operating activities	14,835	20,658
Cash flows from investing activities
Purchases of property and equipment	(5,544)	(3,880)
Proceeds from disposition of property and equipment	268	45
Net cash used in investing activities	(5,276)	(3,835)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(191,868)	(141,211)
Proceeds from long-term debt	186,254	123,157
Payment of interest rate swap, net	(848)	(1,536)
Payments of debt issue costs	(4)	(163)
Net cash used in financing activities	(6,466)	(19,753)
Effect of exchange rate on cash and cash equivalents	(130)	487
Net change in cash and cash equivalents	2,963	(2,443)
Cash and cash equivalents:
Beginning of period	12,245	19,337
End of period	$15,208	$16,894
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

1.	Overview and Basis of Presentation
Overview
The Company is a majority-owned subsidiary of Onex Corporation ("Onex") and is one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, IVR, and social media channels. We provide services to a broad range of industry end-markets, including technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare, and government.
Our worldwide operations are organized geographically and are grouped into two reporting segments: (1) North America, Latin America, and Asia Pacific ("Americas") and (2) Europe, the Middle East, and Africa ("EMEA"). Each reporting segment performs substantially the same services for clients.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for each period shown. Certain items have been reclassified from their prior period classifications to conform to the current year presentations. These reclassifications had no effect on net income or stockholders' equity as previously reported. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 20, 2013. The Company’s interim Condensed Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which mandates that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The standard was effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance did not have an impact on our financial statements and related disclosures.
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment," to establish an optional two-step analysis for impairment testing of indefinite-lived intangible assets other than goodwill. Under the two-step analysis, an entity would perform a qualitative analysis first, whereby evaluating the totality of qualitative factors that impact whether an indefinite-lived intangible asset has a carrying amount that is more likely than not to exceed its fair value. The entity would then proceed to conducting the quantitative assessment. The standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements and related disclosures.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial statements and related disclosures.
In October 2012, the FASB issued ASU 2012-06, "Business Combinations: Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution", which clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance was effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance did not have an impact on our financial statements and related disclosures.
In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which provides scope clarifications related to the previously issued ASU 2011- 11. These ASU's provide new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in these updates were effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance did not have an impact on our financial statements and related disclosures.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard was effective for prospective application for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial statements and related disclosures. See Note 13 for a summary of amounts reclassified out of Accumulated other comprehensive income for the three months ended March 31, 2013.
In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date", which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of this guidance is not expected to have a material impact on our financial statements and related disclosures.
In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) ", which applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance is not expected to have a material effect on our financial statements and related disclosures.
There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.
Out of Period Adjustments
During the three months ended March 31, 2012, an adjustment to correct an error identified during the quarter that related to prior periods decreased income before taxes and increased net loss by approximately $517. The error related to the accounting for the ineffective portion of certain foreign currency hedging instruments. Because this error is not material to any of the prior years' financial statements and the impact of correcting this error was not material to the 2012 results, we recorded the correction of this error in the three months ended March 31, 2012 Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

2.	Property and Equipment
The composition of Property and equipment is as follows:

	March 31, 2013	December 31, 2012
Land	$3,554	$3,554
Buildings and improvements	24,976	29,739
Leasehold improvements	59,236	61,934
Computer software	44,671	44,659
Equipment	162,981	161,784
Furniture and fixtures	27,756	28,382
Total original cost	323,174	330,052
Less: Accumulated depreciation	(239,398)	(241,586)
Net, excluding construction in progress	83,776	88,466
Construction in progress	2,375	3,126
Property and equipment, net	$86,151	$91,592
Depreciation expense was $9,048 for the first quarter of 2013, compared to $8,074 for the same period in 2012.

3.	Goodwill and Other Intangible Assets
The carrying amount of Goodwill increased $1 during the three month period ended March 31, 2013, solely due to foreign currency translation.
The following table presents our Other intangible assets as of March 31, 2013:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(84,393)	$5,293
Trademark and trade name	40,200	(4,180)	36,020
	$129,886	$(88,573)	$41,313
The following table presents our Other intangible assets as of December 31, 2012:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(82,776)	$6,910
Trademark and trade name	40,200	(4,180)	36,020
	$129,886	$(86,956)	$42,930
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $1,617 for the first quarter of 2013. Amortization expense for the same period of 2012 was $2,156. Amortization is estimated to be approximately $6,385 for the year ended December 31, 2013.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

4.	Restructuring and Exit Activities
From time to time we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Restructuring expense during the three months ended March 31, 2013 for activities initiated in 2013 was $2,564, of which $2,045 related to severance costs and $519 related to facility exit costs. For these activities, the remaining severance-related accrual of $35 and facility exit costs accrual of $209 are expected to be paid during the remainder of 2013. No significant additional costs related to activities already initiated in 2013 are expected to be incurred. Restructuring expense during the three months ended March 31, 2013 for activities initiated prior to 2013 was $752 of which $282 related to severance costs and $470 related to facility exit costs. For these activities, the remaining severance-related accrual of $1,248 is expected to be paid by the end of 2013, and the remaining accrual for facility exit costs of $3,295 is expected to be paid during the remainder of 2013 through the year 2016 as the related leases expire. Additional costs expected to be incurred during the remainder of 2013 that related to activities initiated prior to 2013 is $750.
The liability for restructuring activities initiated in 2013 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2012	$—	$—	$—
Costs accrued (offset was to expense)	2,011	519	2,530
Cash payments	(1,895)	(309)	(2,204)
Foreign exchange and other	(81)	(1)	(82)
March 31, 2013	$35	$209	$244
Current portion of restructuring included in Accrued liabilities and other	$35	$209	$244
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$—	$—

Activity not reflected within the restructuring liability:
Costs expensed	$34	$—	$34
Cash payments	$(24)	$—	$(24)
Restructuring expense during the three months ended March 31, 2013 for activities initiated in 2013 was $918 for EMEA and $1,646 for the Americas.
The liability for restructuring activities initiated in 2012 and prior years consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2012	$5,789	$3,626	$9,415
Costs accrued (offset was to expense)	252	470	722
Cash payments	(4,515)	(683)	(5,198)
Foreign exchange and other	(278)	(118)	(396)
March 31, 2013	$1,248	$3,295	$4,543
Current portion of restructuring included in Accrued liabilities and other	$1,248	$1,123	$2,371
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$2,172	$2,172

Activity not reflected within the restructuring liability:
Costs expensed	$4	$—	$4
Cash payments	$—	$—	$—

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Restructuring expense during the three months ended March 31, 2013 for activities initiated in 2012 and prior years was $485 for EMEA and $241 for the Americas. Cumulative restructuring costs related to such activities are $13,442 as of March 31, 2013, of which $10,208 relates to EMEA and $3,234 relates to the Americas.
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

		Facility
		Exit and
	Severance	Other	Total
December 31, 2012	$50	$178	$228
Costs accrued (offset was to expense)	26	—	26
Cash payments	(25)	—	(25)
Foreign exchange	(4)	(7)	(11)
March 31, 2013	$47	$171	$218
The remaining accrual for all restructuring and exit activities related to the purchase price allocation is recorded as $218 in Accrued liabilities and other.

5.	Long-Term Debt
The composition of Long-term debt is as follows:

	March 31, 2013	December 31, 2012
Senior Notes	$294,434	$294,234
Senior Secured Notes	193,090	192,790
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	12,400	19,400
Canadian revolver	2,153	—
Term Loans:
U.S. dollar term loan	177,973	177,973
Euro term loan	28,432	28,984
British pound sterling term loan	17,839	18,954
Total debt	726,321	732,335
Less: Debt maturing within one year	—	—
Total long-term debt	$726,321	$732,335
Senior Secured Notes
On April 20, 2012, SITEL, LLC and Sitel Finance Corp. (the “Issuers”) issued in a private placement, 11.0% senior secured notes ("Senior Secured Notes") due 2017 having an aggregate principal amount of $200,000 with an original issue discount of $8,000. The Senior Secured Notes are guaranteed by the Company and its domestic subsidiaries, are secured on an equal and ratable basis with all obligations of the Issuers and the guarantors under the Company's senior secured credit facility (the “Senior Secured Credit Facility”), and will mature on April 1, 2017. Interest accrues on the Senior Secured Notes at a rate of 11.0% annually and is payable semi-annually in arrears on February 1 and August 1.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Senior Notes
On March 18, 2010, the Issuers issued in a private placement, 11.5% senior notes due 2018 (the “Senior Notes”) having an aggregate principal amount of $300,000 with an original issue discount of $7,638. The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company’s domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1.
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
Senior Secured Credit Facility
The Company's Senior Secured Credit Facility initially provided for available borrowings in an aggregate amount of $760,000. Components of the Senior Secured Credit Facility are (1) the $675,000 aggregate principal amount Term Loans, including a $550,000 U.S. dollar loan, a €51,447 Euro loan, and a £30,000 British pound sterling loan, and (2) the $61,250 aggregate principal amount Revolvers. In January 2013, the non-extended portion of our U.S. revolver expired, reducing the borrowing capacity under the Revolvers to $61,250 from $85,000.
During the second quarter of 2012, the Senior Secured Credit Facility was amended to, among other things, allow for the issuance and sale of the Senior Secured Notes; to allow for the flexibility to prepay the amounts outstanding under the non-extended term loans and to refinance, extend or replace the Revolvers; and to modify our leverage covenant and interest coverage covenant ratios. As part of this amendment, we also modified the currency mix on the revolver commitments to consist only of U.S. dollar and Canadian dollar amounts and terminated the British pound sterling revolver commitment. Additionally during the second quarter of 2012, we extended certain remaining tranches of our Revolvers in exchange for paying an increased interest rate.
The following table presents the tranches of our Senior Secured Credit Facility as of March 31, 2013:

	Tranche	Maturity Date
Revolvers:
U.S. revolver	$51,250	January 30, 2016
Canadian revolver	$10,000	January 30, 2016
Term Loans:
U.S. dollar term loan	$177,973	January 30, 2017
Euro term loan	€21,928	January 30, 2017
British pound sterling term loan	£11,723	January 30, 2017
All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for the notional amount of $175,000 against our Term Loans that is based on a rate of 2.315% versus three month LIBOR.
A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%. At March 31, 2013 and December 31, 2012, we had $45,569 and $64,456 available under the Revolvers after utilizing $1,128 and $1,144 for letters of credit outstanding.
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
Future maturities of the Company's outstanding Long-term debt as of March 31, 2013 are summarized as follows:

2013	$—
2014	—
2015	—
2016	14,553
2017	424,244
2018 and thereafter	300,000
Total debt payments	738,797
Less amount representing unamortized debt discount	(12,476)
Total debt balance at March 31, 2013	$726,321

6.	Redeemable Preferred Stock
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
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of our Board of Directors, accounting guidance requires that we account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. We have determined that the value is immaterial as of March 31, 2013 and December 31, 2012, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At March 31, 2013 and December 31, 2012, the number of shares of Series C Preferred Stock issued and outstanding was 28,881.
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
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at March 31, 2013 of $52,415 is net of deferred financing costs of $203 and the BCF of $2,092. The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at December 31, 2012 of $50,191 is net of deferred financing costs of $212 and the BCF of $2,192. The Series C Preferred Stock ranks senior to each other class of the Company's stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.
Series B Preferred Stock
On April 3, 2008, we authorized the issuance of 125,000 shares of Series B Preferred Stock. At March 31, 2013 and December 31, 2012, the number of shares of Series B Preferred Stock issued and outstanding was 39,974.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at March 31, 2013 of $61,426 and at December 31, 2012 of $59,728, is net of deferred financing costs of $309 and $324, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

7.	Stock-Based Compensation
The Company’s operating results for the three months ended March 31, 2013 and 2012 included stock-based compensation expense for issued stock grants of $64 and $63, primarily related to director and executive compensation. A summary of restricted stock and restricted stock unit activity is set forth below:

Restricted Stock Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2012	1,773,975	$5,038
Granted	5,178,000	1,968
Vested	—	—
Converted	—	—
Forfeited	(70,000)	(27)
Unvested at March 31, 2013	6,881,975	$6,979

Restricted Stock Unit Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2012	1,724,000	$4,453
Granted	50,000	19
Vested	—	—
Forfeited	(76,000)	(152)
Unvested at March 31, 2013	1,698,000	$4,320

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

During the first quarter of 2013, we issued 5,178,000 of Class A Common Stock to various executives pursuant to the terms of a Restricted Stock Grant Plan and Agreement with each executive. The restricted shares will generally be earned based on the attainment of specified goals achieved over a performance period.
As of March 31, 2013, there was approximately $9,091 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize the cost for restricted stock units over a period of three years following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our Restricted Plans. We will recognize the cost for restricted shares either immediately or over a period of two or three years commencing upon a change in control, initial public offering, or liquidity event.

8.	Income Taxes
The effective tax rate of (20.36)% for the three months ended March 31, 2013 differs from the effective tax rate of 509.88% for the same period of 2012, as permanent items in the annual effective tax rate calculation have remained consistent period over period, while the actual pre-tax book loss from entities for which no tax benefit can be recognized increased in the first quarter of 2013 as compared to the first quarter of 2012.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the first quarter of 2013, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $598 against Other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges and an offsetting non-cash income tax benefit of $598 in continuing operations.
Our gross unrecognized tax benefits (excluding interest and penalties) decreased to $35,030 from $36,658 at March 31, 2013 and December 31, 2012, respectively, primarily resulting from currency translations and the release of certain foreign tax reserves. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $33,474. We believe that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $1,871 as a result of statute expirations or final resolution.

9.	Employee Benefits and Compensation
We have defined benefit pension plans covering certain employees outside of the United States. These plans are administered by a third party and include limited activity. The components of the net pension liability of $4,852 at March 31, 2013 and $4,779 at December 31, 2012 are included in Other noncurrent liabilities and Other noncurrent assets. Net periodic pension cost consisted of the following:

	Three Months Ended March 31,
	2013	2012
Service cost	$166	$128
Interest cost	64	82
Expected return on plan assets	(75)	(59)
Past service costs	41	39
Amortization of actuarial gains and losses	(78)	(150)
Net periodic pension cost	$118	$40
We also sponsor various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans were $219 in the first quarter of 2013. Expenses related to these plans in the same period of 2012 were $81.

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
On July 21, 2009, one of our former clients filed an action against us in United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleges that we failed to maintain certain call recordings on behalf of such client and seeks actual damages or, in the alternative, "liquidated" damages in the amount of $33,500. On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid service fees. Discovery has now been completed and on October 15, 2012, the parties each filed separate motions for summary judgment on various issues including the enforceability of the alleged "liquidated damages" provision as well as the validity of our counterclaim of $1,202 in unpaid fees. The court has not yet ruled on those motions and no trial date has been set by the court. Due to the fact that the resolution of this matter depends in large part on a determination of whether the alleged "liquidated damages" provision asserted by the plaintiff is enforceable and the resolution of coverage issues with our insurer, we are unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. Our insurance carrier has indicated that actual damages likely would be covered, but has thus far denied coverage of the claimed "liquidated damages." In March 2012, we filed a declaratory judgment action against our insurance company in the United States District Court for the Middle District of Tennessee seeking a declaration of our rights under the applicable policy of insurance. That matter remains pending. No reserve has been recorded as of March 31, 2013 and December 31, 2012.
In April 2011, our wholly owned subsidiary, National Action Financial Services, Inc. now known as NA Liquidating Company, Inc. ("NA"), was served with a purported class action filed in United States District Court for the Eastern District of Michigan. The complaint alleged violations of the federal Fair Debt Collection Practices Act ("FDCPA") and the Telephone Consumer Protection Act ("TCPA") for calls to plaintiff's cell phone in an attempt to collect a debt not owed by the plaintiff. The complaint also alleged pre-recorded message calls to debtors on their cell phones by means of an automated dialing device, without having received permission from the recipients of the calls in violation of the TCPA. A reserve of $160 was recorded related to this matter as of December 31, 2012. On January 31, 2013, the case was settled for $180, of which $27 was paid by our insurer.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,700 as of March 31, 2013) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately R$7,700 (equivalent to approximately $3,800 as of March 31, 2013), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the R$7,700 assessment. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of March 31, 2013 and December 31, 2012.

11.	Derivative Financial Instruments
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of March 31, 2013, we had forward contracts maturing within the next eleven months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $2,900 and $2,921 and as Other noncurrent liabilities of $7,975 and $8,764 as of March 31, 2013 and December 31, 2012, respectively.
For the three months ended March 31, 2013, we recorded losses of $848 for settled interest payments, compared to losses of $1,536 for the three months ended March 31, 2012. Additionally, there was a non-cash mark-to-market valuation reduction in the liability of $37 for the three months ended March 31, 2013, compared to an increase of $801 for the same period in 2012. These amounts are reflected in Interest and other financing costs, net.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		March 31, 2013	December 31, 2012		March 31, 2013	December 31, 2012
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$3,454	$3,138	Accrued liabilities and other	$(384)	$(1,778)
Foreign exchange contracts	Other noncurrent assets	—	2	Other noncurrent liabilities	—	(130)
Total		$3,454	$3,140		$(384)	$(1,908)
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$(2,900)	$(2,921)
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	(7,975)	(8,764)
Foreign exchange contracts	Prepaids and other current assets	590	184	Accrued liabilities and other	(768)	(1,315)
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	(28)
Total		$590	$184		$(11,643)	$(13,028)
Total derivatives		$4,044	$3,324		$(12,027)	$(14,936)
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012
Foreign exchange contracts	$2,784	$3,722	COS and SG&A	$761	$(722)
Total	$2,784	$3,722		$761	$(722)
For the three months ended March 31, 2013 we recorded a gain of $553, compared to a loss of $463 for the same period in 2012 to Cost of services. For the three months ended March 31, 2013, we recorded a gain of $208, compared to a loss of $259 for the same period in 2012 to Selling, general, and administrative expenses (“SG&A”) for the effective portion of settled hedge contracts. We expect unrealized gains of $4,432 will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and Selling, general and administrative expenses over the next twelve months. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2013.
For the three months ended March 31, 2013 we recognized a gain on foreign currency transactions related to the ineffective portion of the derivative instruments of $55, compared to $211 for the same period in 2012.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2013	2012
Foreign exchange contracts	COS and SG&A	$1,231	$716
Foreign exchange contracts	Foreign currency transactions	243	830
Total		$1,474	$1,546
For the three months ended March 31, 2013, we recorded gains of $738, compared to gains of $430 for the same period in 2012 to Cost of services. For the three months ended March 31, 2013, we recorded gains of $493, compared to gains of $286 for the same period in 2012 to SG&A for derivatives not designated as hedging contracts.
Current Contracts
At March 31, 2013, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	143,426

12.	Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities. The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $726,321 and $732,335 at March 31, 2013 and December 31, 2012, respectively. The estimated fair value of such debt was $725,000 and $732,000 at March 31, 2013 and December 31, 2012, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The following tables summarize the value of financial instruments by the pricing levels defined above as of March 31, 2013 and December 31, 2012. There were no transfers between pricing levels for the three month period ended March 31, 2013.

	Fair Value Measurements at March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$4,044	$—	$4,044	$—
Total	$4,044	$—	$4,044	$—
Liabilities
Foreign currency forward contracts	$1,152	$—	$1,152	$—
Interest rate derivative instrument	10,875	—	10,875	—
Total	$12,027	$—	$12,027	$—

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$3,324	$—	$3,324	$—
Total	$3,324	$—	$3,324	$—
Liabilities
Foreign currency forward contracts	$3,251	$—	$3,251	$—
Interest rate derivative instrument	11,685	—	11,685	—
Total	$14,936	$—	$14,936	$—
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
No impairment charges related to Goodwill and Other intangible assets were recorded during the three months ended March 31, 2013 and 2012.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. No impairment charges related to long-lived assets were recorded during the three months ended March 31, 2013 and 2012.
We have certain annuity contracts included within Other noncurrent assets on the accompanying Condensed Consolidated Balance Sheets. These assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. Third-party recoverability information was used to assess the fair value of these annuity contracts. Based on our assessment, we determined that impairment charges should be recorded for the three months ended March 31, 2012 of $1,135. The charges were primarily related to the impairment of the full value of certain annuity contracts in the Americas. No such charges were recorded during the three months ended March 31, 2013.

13.	Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Three Months Ended March 31,
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(5,428)	$(84)	$(27,888)	$(33,400)
Other comprehensive income before reclassifications	2,186	(74)	1,131	3,243
Amounts reclassified from accumulated other comprehensive income (b)	(761)	37	—	(724)
Net current-period other comprehensive income (loss)	1,425	(37)	1,131	2,519
Ending balance	$(4,003)	$(121)	$(26,757)	$(30,881)

(a)	Amounts are net-of-tax. Amounts in parentheses indicate debits.

(b)	See separate table below for details about these reclassifications.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$553	COS
	208	SG&A
	761	Total before tax
	—	Tax (expense) or benefit
	761	Net of Tax

Amortization of defined benefit pension items
Prior service costs	$(41)	SG&A
Actuarial gains	78	SG&A
	(37)	Total before tax
	—	Tax (expense) or benefit
	$(37)	Net of Tax

Total reclassifications for the period	$724	Net of Tax

(a)	Amounts in parentheses indicate debits to profit/loss.

14.	Related Party Transactions
Stock Sale
On March 29, 2013, the Company sold all of its common stock, totaling 1,287,000 shares, in its Sitel Belgium NV (“Belgium”) subsidiary to HV Management Consulting BVBA (“HVMC”), a company of which the controlling shareholder and chief executive officer is the former Belgium country manager and director, for a nominal price. As of March 31, 2013, the Company recorded a Loss on sale of subsidiary of $4,558 related to the Belgium sale in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
In addition to the sale of stock, the Company also agreed to provide support services and certain sub-contract services to HVMC and Belgium following the date of closing in order to assist in the transition. Certain information technology assets and employees were transitioned to another Company affiliate concurrently with the sale.

15.	Operating Segment and Geographical Information
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
Certain Revenues, Costs of services, and SG&A amounts are excluded from the CODM evaluation of our segments, as the CODM believes they are not representative of segment performance. In addition, the CODM does not review assets or the associated depreciation and amortization at the reportable segment level. Therefore, we do not allocate these items to our reportable segments or present these items at the segment level in our internal management reporting. These unallocated amounts, as well as other income and expenses that are managed at the corporate level, are presented below in the

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

reconciliation of segment operating results to our consolidated Loss before income taxes. SG&A presented below is also exclusive of the net operating results of our Chilean and Belgium disposed subsidiaries. These disclosure changes were made in order to reflect the segment information in our internal management reporting that is provided to and used by the CODM.
Information about the Company’s reportable segments for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Americas
Revenues	$222,484	$218,409
Gross margin	85,175	82,888
SG&A	50,145	51,350
Segment operating results	$35,030	$31,538
GM%	38.3%	38.0%
SG&A%	22.5%	23.5%
Op Results%	15.7%	14.4%

	Three Months Ended March 31,
	2013	2012
EMEA
Revenues	$142,582	$145,491
Gross margin	40,241	42,329
SG&A	30,614	32,648
Segment operating results	$9,627	$9,681
GM%	28.2%	29.1%
SG&A%	21.5%	22.4%
Op Results%	6.8%	6.7%

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	Three Months Ended March 31,
	2013	2012
Segment operating results:
Americas	$35,030	$31,538
EMEA	9,627	9,681
Total	44,657	41,219

Corporate and other(1)	11,657	9,648
Depreciation and amortization	10,665	10,230
Restructuring and exit charges	3,316	1,909
Loss on sale of subsidiary	4,558	—
Other operating expense(2)	1,600	1,276
Operating income	12,861	18,156
Interest and other financing costs, net	20,401	17,832
(Loss) income before income taxes	$(7,540)	$324
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Condensed Consolidated Statements of Comprehensive (Loss) Income for Loss on foreign currency transactions, Impairment and (gain) loss on disposal of assets, and Other income, net.

16.	Supplemental Condensed Consolidated Financial Information
The following guarantor financial information is presented to comply with U.S. SEC disclosure requirements, specifically Rule 3-10 of Regulation S-X.
The Senior Secured Notes and Senior Notes are guaranteed jointly and severally, and in the case of the Senior Secured Notes, on a senior secured basis, by the Issuers' parent company, SITEL Worldwide, and by each of SITEL Worldwide's existing and future direct and indirect domestic subsidiaries that are 100% owned by SITEL Worldwide that are guarantors under the Senior Secured Credit Facility (the “Subsidiary Guarantors”). The guarantees are not full and unconditional because Subsidiary Guarantors can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes and Senior Secured Notes. These circumstances include the following, so long as other applicable provisions of the indentures are adhered to: any sale or other disposition of all or substantially all of the assets of any Subsidiary Guarantors, any sale or other disposition of capital stock of any Subsidiary Guarantors, or designation of any restricted subsidiary that is a Subsidiary Guarantor as an unrestricted subsidiary.
The Condensed Consolidating Statements of Comprehensive (Loss) Income are presented net of intercompany activity. The following supplemental financial information sets forth, on a consolidating basis based on the equity method of accounting, balance sheets, statements of comprehensive (loss) income, and statements of cash flows for the Company, the Subsidiary Guarantors, and the Company's non-guarantor subsidiaries.
Revision to Prior Period Financial Statements
During the first quarter of 2013, the Company determined that it did not properly classify certain other comprehensive income and accumulated other comprehensive income transactions between issuer, guarantor, and non-guarantor columns in its supplemental condensed consolidating financial information footnote in previous interim periods or at December 31, 2012 and December 31, 2011.  There was no impact on the consolidated balance sheet, statement of income or statement of cash flows.
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that the error was not material to any of the Company's previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the year ended December 31, 2012 and for the three month period ended March 31, 2012 and will revise the condensed consolidating information in future filings.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
March 31, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$121	$15,087	$—	$15,208
Accounts receivable (net of allowance for doubtful accounts)	—	—	109,629	153,582	—	263,211
Prepaids and other current assets	144,741	200	182,958	304,285	(571,359)	60,825
Total current assets	144,741	200	292,708	472,954	(571,359)	339,244
Property and equipment, net	505	—	30,762	54,884	—	86,151
Goodwill	—	—	16,690	101,031	—	117,721
Other intangible assets, net	—	—	16,104	25,209	—	41,313
Deferred income taxes	—	—	3,996	8,181	—	12,177
Investments in affiliates	(359,467)	417,814	80,335	—	(138,682)	—
Other noncurrent assets	2,746	89,209	42,880	24,325	(120,778)	38,382
Total assets	$(211,475)	$507,223	$483,475	$686,584	$(830,819)	$634,988
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$1,683	$—	$7,423	$14,298	$—	$23,404
Accrued payroll and benefits	289	—	14,061	72,543	—	86,893
Accrued liabilities and other	137,486	293,911	29,096	194,599	(571,359)	83,733
Income taxes payable	340	19	—	4,595	—	4,954
Current portion of capital lease obligations	—	—	1,100	888	—	1,988
Total current liabilities	139,798	293,930	51,680	286,923	(571,359)	200,972
Long-term debt	—	677,897	—	48,424	—	726,321
Capital lease obligations	—	—	292	189	—	481
Deferred income taxes	—	—	3,702	—	—	3,702
Other noncurrent liabilities	—	7,976	9,987	157,600	(120,778)	54,785
Total liabilities	139,798	979,803	65,661	493,136	(692,137)	986,261
Series B PIK preferred stock	61,426	—	—	—	—	61,426
Series C PIK preferred stock, net of beneficial conversion feature	52,415	—	—	—	—	52,415
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,270	—	536	168,965	(169,501)	1,270
Additional paid-in capital	371,382	105,786	668,880	316,147	(1,090,813)	371,382
Accumulated deficit	(798,451)	(545,057)	(218,293)	(312,955)	1,076,305	(798,451)
Accumulated other comprehensive (loss) income	(30,881)	(33,309)	(33,309)	21,291	45,327	(30,881)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' (deficit) equity	(465,114)	(472,580)	417,814	193,448	(138,682)	(465,114)
Total liabilities and stockholders' (deficit) equity	$(211,475)	$507,223	$483,475	$686,584	$(830,819)	$634,988

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
December 31, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$12,245	$—	$12,245
Accounts receivable (net of allowance for doubtful accounts)	—	—	108,428	156,421	—	264,849
Prepaids and other current assets	153,316	53	156,677	285,757	(539,161)	56,642
Total current assets	153,316	53	265,105	454,423	(539,161)	333,736
Property and equipment, net	627	—	32,462	58,503	—	91,592
Goodwill	—	—	16,690	101,030	—	117,720
Other intangible assets, net	—	—	16,104	26,826	—	42,930
Deferred income taxes	—	—	4,704	9,509	—	14,213
Investments in affiliates	(362,152)	396,622	72,243	—	(106,713)	—
Other noncurrent assets	2,900	89,910	45,730	27,290	(123,672)	42,158
Total assets	$(205,309)	$486,585	$453,038	$677,581	$(769,546)	$642,349
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$1,079	$10	$7,311	$11,480	$—	$19,880
Accrued payroll and benefits	414	—	10,276	66,553	—	77,243
Accrued liabilities and other	137,688	268,543	22,948	195,942	(539,161)	85,960
Income taxes payable	290	1	—	3,980	—	4,271
Current portion of capital lease obligations	—	—	1,347	1,676	—	3,023
Total current liabilities	139,471	268,554	41,882	279,631	(539,161)	190,377
Long-term debt	—	684,397	—	47,938	—	732,335
Capital lease obligations	—	—	425	1,338	—	1,763
Deferred income taxes	—	—	3,932	—	—	3,932
Other noncurrent liabilities	—	8,763	10,177	163,454	(123,672)	58,722
Total liabilities	139,471	961,714	56,416	492,361	(662,833)	987,129
Series B PIK preferred stock	59,728	—	—	—	—	59,728
Series C PIK preferred stock, net of beneficial conversion feature	50,191	—	—	—	—	50,191
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,268	—	536	168,965	(169,501)	1,268
Additional paid-in capital	375,243	105,786	668,880	316,147	(1,090,813)	375,243
Accumulated deficit	(789,376)	(544,624)	(236,503)	(318,164)	1,099,291	(789,376)
Accumulated other comprehensive (loss) income	(33,400)	(36,291)	(36,291)	18,272	54,310	(33,400)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' (deficit) equity	(454,699)	(475,129)	396,622	185,220	(106,713)	(454,699)
Total liabilities and stockholders' (deficit) equity	$(205,309)	$486,585	$453,038	$677,581	$(769,546)	$642,349

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended March 31, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$100,054	$265,008	$—	$365,062
Operating expenses
Costs of services*	—	—	59,287	179,659	—	238,946
Selling, general, and administrative expenses*	8,945	38	21,372	62,761	—	93,116
Depreciation and amortization of property and equipment	107	—	2,795	6,146	—	9,048
Amortization of intangible assets	—	—	—	1,617	—	1,617
Restructuring and exit charges	—	—	418	2,898	—	3,316
(Gain) loss on foreign currency transactions	(80)	50	2,126	(234)	—	1,862
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other, net	63	—	—	(325)	—	(262)
Operating (loss) income	(9,035)	(88)	14,056	7,928	—	12,861
Interest and other financing costs, net	5	18,554	762	1,080	—	20,401
Equity in earnings of subsidiaries	(69)	(18,209)	(4,707)	—	22,985	—
(Loss) income before income taxes	(8,971)	(433)	18,001	6,848	(22,985)	(7,540)
Income tax provision (benefit)	104	—	(208)	1,639	—	1,535
Net (loss) income	(9,075)	(433)	18,209	5,209	(22,985)	(9,075)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	1,131	1,594	1,594	1,705	(4,893)	1,131
Unrealized gain on derivative valuation, net of tax of $598	1,425	1,425	1,425	1,351	(4,201)	1,425
Reclassification of pension amounts realized in net loss, net of tax of $0	(37)	(37)	(37)	(37)	111	(37)
Comprehensive (loss) income	$(6,556)	$2,549	$21,191	$8,228	$(31,968)	$(6,556)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$96,292	$267,533	$—	$363,825
Operating expenses
Costs of services*	—	—	56,777	181,515	—	238,292
Selling, general, and administrative expenses*	6,493	48	20,988	66,433	—	93,962
Depreciation and amortization of property and equipment	179	—	2,401	5,494	—	8,074
Amortization of intangible assets	—	—	222	1,934	—	2,156
Restructuring and exit charges	—	—	221	1,688	—	1,909
Loss (gain) on foreign currency transactions	173	(1,737)	1,559	149	—	144
Other, net	(18)	—	1	1,149	—	1,132
Operating (loss) income	(6,827)	1,689	14,123	9,171	—	18,156
Interest and other financing costs, net	15	14,858	536	2,423	—	17,832
Equity in earnings of subsidiaries	(5,619)	(18,475)	(5,495)	—	29,589	—
(Loss) income before income taxes	(1,223)	5,306	19,082	6,748	(29,589)	324
Income tax provision	105	—	607	940	—	1,652
Net (loss) income	(1,328)	5,306	18,475	5,808	(29,589)	(1,328)
Other comprehensive income
Foreign currency translation adjustments, net of tax of $0	3,564	2,912	2,912	2,894	(8,718)	3,564
Unrealized gain (loss) on derivative valuation, net of tax of $0	4,444	4,444	4,444	(265)	(8,623)	4,444
Reclassification of pension amounts realized in net loss, net of tax of $0	(114)	(114)	(114)	(115)	343	(114)
Comprehensive income	$6,566	$12,548	$25,717	$8,322	$(46,587)	$6,566
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(9,075)	$(433)	$18,209	$5,209	$(22,985)	$(9,075)
Undistributed equity in earnings of subsidiaries	(69)	(18,209)	(4,707)	—	22,985	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	107	—	2,795	7,763	—	10,665
Deferred income taxes	—	—	—	1,221	—	1,221
Non-cash derivative activity	—	—	(562)	(883)	—	(1,445)
Amortization of debt issue costs and original issue discount	—	1,157	—	39	—	1,196
Non-cash interest expense	—	3,356	43	13	—	3,412
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other non-cash items, net	129	—	(1,194)	(703)	—	(1,768)
Change in book overdrafts	—	(1,587)	1,436	1,609	—	1,458
Changes in operating assets and liabilities, net	8,948	23,574	(13,945)	(13,964)	—	4,613
Net cash provided by operating activities	40	7,858	2,075	4,862	—	14,835
Cash flows from investing activities
Purchases of property and equipment	—	—	(1,088)	(4,456)	—	(5,544)
Proceeds from disposition of property and equipment	—	—	—	268	—	268
Net cash used in investing activities	—	—	(1,088)	(4,188)	—	(5,276)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(141,201)	(389)	(50,278)	—	(191,868)
Proceeds from long-term debt	—	134,200	—	52,054	—	186,254
Payment of interest rate swap, net	—	(848)	—	—	—	(848)
(Proceeds from) payments of debt issue costs	(4)	(4)	—	4	—	(4)
Net cash (used in) provided by financing activities	(4)	(7,853)	(389)	1,780	—	(6,466)
Effect of exchange rate on cash and cash equivalents	(36)	(5)	(477)	388	—	(130)
Net change in cash and cash equivalents	—	—	121	2,842	—	2,963
Cash and cash equivalents
Beginning of period	—	—	—	12,245	—	12,245
End of period	$—	$—	$121	$15,087	$—	$15,208

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(1,328)	$5,306	$18,475	$5,808	$(29,589)	$(1,328)
Undistributed equity in earnings of subsidiaries	(5,619)	(18,475)	(5,495)	—	29,589	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	179	—	2,623	7,428	—	10,230
Deferred income taxes	—	—	—	1,371	—	1,371
Non-cash derivative activity	—	2,732	(15)	293	—	3,010
Amortization of debt issue costs and original issue discount	—	615	—	80	—	695
Impairment of property and equipment and other long-term assets	—	—	—	1,135	—	1,135
Non-cash interest expense (income)	—	8,611	(47)	90	—	8,654
Other non-cash items, net	110	—	(55)	(779)	—	(724)
Change in book overdrafts	—	598	(2,252)	(1,266)	—	(2,920)
Changes in operating assets and liabilities, net	6,698	19,412	(10,025)	(15,550)	—	535
Net cash provided by (used in) operating activities	40	18,799	3,209	(1,390)	—	20,658
Cash flows from investing activities
Purchases of property and equipment	(40)	—	(1,826)	(2,014)	—	(3,880)
Proceeds from disposition of property and equipment	—	—	—	45	—	45
Net cash used in investing activities	(40)	—	(1,826)	(1,969)	—	(3,835)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(131,000)	(412)	(9,799)	—	(141,211)
Proceeds from long-term debt	—	113,900	—	9,257	—	123,157
Payment of interest rate swap, net	—	(1,536)	—	—	—	(1,536)
Payments of debt issue costs	—	(163)	—	—	—	(163)
Net cash used in financing activities	—	(18,799)	(412)	(542)	—	(19,753)
Effect of exchange rate on cash and cash equivalents	—	—	—	487	—	487
Net change in cash and cash equivalents	—	—	971	(3,414)	—	(2,443)
Cash and cash equivalents
Beginning of period	—	—	—	19,337	—	19,337
End of period	$—	$—	$971	$15,923	$—	$16,894

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Overview
We are one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services and back office support. The majority of our customer care services are inbound telephonic services, however, we believe we are an industry leader in providing services through other expanding communication channels, such as social media, online chat, email and interactive voice response ("IVR"). We serve approximately 270 clients, including approximately 60 Global Fortune 500® companies and their affiliates, across a broad range of industry end-markets, comprising technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare, and government.
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
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 40 languages through a network of over 110 customer contact centers and related facilities in 23 countries. We have approximately 41,300 employees based in the Americas and approximately 15,300 employees based in EMEA. Our blend of domestic, near-shore, and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
We reported Revenues of $365,062 for the three months ended March 31, 2013, up 0.3%, or $1,237 compared to the same period in 2012. Excluding the impact of foreign exchange translation of $1,352, Revenues were up $2,589 compared to the first quarter of 2012. The increase was driven by net growth in existing client campaign revenues and an increase in revenues from new clients, partially offset by attrition. We reported Costs of services of $238,946 for the three months ended March 31, 2013, compared to $238,292 for the same period in 2012. Excluding the impact of foreign exchange translation of $1,123, Costs of services were up $1,777, compared to the same period in 2012, which was in line with revenue growth. Selling, general and administrative expenses ("SG&A") were $93,116 for the three months ended March 31, 2013, compared to $93,962 for the same period in 2012. Excluding the impact of foreign exchange translation of $1,079, SG&A was up $233, compared to the same period in 2012. Operating income for the three months ended March 31, 2013 was $12,861, a 29.2% decrease from $18,156 for the same period in 2012. The loss on sale of our Belgium subsidiary accounted for $4,558, or 86.1%, of this decrease.
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

(in thousands of U.S. dollars, except share and per share data)

Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2013. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in such Annual Report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
We have used methodologies that are consistent from year to year in all material respects. For details concerning these critical accounting policies and estimates, please refer to the audited Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2013. Any deviation from these policies or estimates could have a material impact on our Condensed Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and segment data therein. Results for interim periods may not be indicative of the results for the full years. The table below presents statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended March 31,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2013	2012
Statement of Operations Data:
Revenues:
Americas	$222,484	$218,409	$4,075	1.9%	2.9%	$(2,210)
EMEA	142,582	145,491	(2,909)	(2.0)%	(2.7)%	874
Other	(4)	(75)	71	(94.7)%	(86.1)%	(16)
Total revenues	365,062	363,825	1,237	0.3%	0.7%	(1,352)
Operating expenses:
Costs of services:
Americas	137,309	135,521	1,788	1.3%	2.6%	(1,619)
EMEA	102,341	103,162	(821)	(0.8)%	(1.9)%	1,061
Other	(704)	(391)	(313)	80.1%	(116.7)%	(565)
Total costs of services	238,946	238,292	654	0.3%	0.8%	(1,123)
Selling, general and administrative expenses:
Americas	50,145	51,350	(1,205)	(2.3)%	(0.7)%	(876)
EMEA	30,614	32,648	(2,034)	(6.2)%	(7.0)%	196
Other	12,357	9,964	2,393	24.0%	27.8%	(399)
Total selling, general and administrative expenses	93,116	93,962	(846)	(0.9)%	0.3%	(1,079)
Depreciation and amortization of property and equipment	9,048	8,074	974	12.1%	na	na
Amortization of intangible assets	1,617	2,156	(539)	(25.0)%	na	na
Restructuring and exit charges	3,316	1,909	1,407	73.7%	na	na
Loss on foreign currency transactions	1,862	144	1,718	1,193.1%	na	na
Loss on sale of subsidiary	4,558	—	4,558	na	na	na
Impairment and (gain) loss on disposal of assets	(239)	1,152	(1,391)	(120.7)%	na	na
Other income, net	(23)	(20)	(3)	15.0%	na	na
Operating income	12,861	18,156	(5,295)	(29.2)%	na	na
Interest and other financing costs, net	20,401	17,832	2,569	14.4%	na	na
(Loss) income before income taxes	(7,540)	324	(7,864)	(2,427.2)%	na	na
Income tax provision	1,535	1,652	(117)	(7.1)%	na	na
Net loss	$(9,075)	$(1,328)	$(7,747)	583.4%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $365,062 for the three months ended March 31, 2013, an increase of $1,237, compared to $363,825 the three months ended March 31, 2012. Excluding the $1,352 impact of foreign exchange translation (of which $2,210 related to the Americas, partially offset by $874 related to EMEA), Revenues increased $2,589 in the first quarter of 2013 as compared to the first quarter of 2012. Revenues increased in the first quarter of 2013 (excluding the impact of foreign exchange translation) primarily attributable to revenue from new clients increasing $10,300, with $5,300 attributable to the Americas region and $5,000 attributable to the EMEA region. In addition, growth of existing client campaigns increased by $4,100, of which $9,600 related to the Americas region, partially offset by a decrease of $5,500 related to the EMEA region. These increases were partially offset by approximately $11,700 of attrition, of which $8,600 related to the Americas region and $3,100 related to the EMEA region.
Costs of Services
Costs of services were $238,946 for the three months ended March 31, 2013, an increase of $654, compared to $238,292 for the three months ended March 31, 2012. Excluding the impact of foreign exchange translation of $1,123 (includes $1,619 related to the Americas, partially offset by $1,061 related to EMEA), Costs of services increased $1,777 during the three months ended March 31, 2013, as compared to the same period of 2012. The increase in Costs of services was primarily due to the aforementioned increases in Revenues.
SG&A
SG&A expenses were $93,116 for the three months ended March 31, 2013, a decrease of $846, compared to $93,962 for the three months ended March 31, 2012. Excluding the impact of foreign currency translation of $1,079 (of which $876 related to Americas and $399 related to Other, partially offset by $196 related to EMEA), SG&A increased $233, during the three months ended March 31, 2013 as compared to the same period of 2012. The increase in SG&A was primarily due to the aforementioned increases in Revenues. The increase in Other SG&A was primarily driven by costs related to the Company's operational initiatives.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $9,048 for the three months ended March 31, 2013, an increase of $974, as compared to $8,074 for the three months ended March 31, 2012. The increase was primarily the result of an increase in assets placed in service in the fourth quarter of 2012.
Amortization of Intangible Assets
Amortization of intangible assets was $1,617 for the three months ended March 31, 2013, a decrease of $539, compared to $2,156 for the three months ended March 31, 2012. The decrease was attributable to customer relationship intangible assets in the Americas becoming fully amortized during the first quarter of 2012.
Restructuring and Exit Charges
We continue to evaluate and assess our operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and shift the geographic mix of some of the Company's resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Restructuring charges for the first quarter of 2013 included severance costs of $2,327 and site closure costs of $989, which are primarily ongoing lease and other contractual obligations.
During the three months ended March 31, 2013, 166 positions were eliminated, resulting in total restructuring charges of $2,564 and estimated annualized savings of $1,739. The remaining accruals for 2013 severance-related activities of $35 and facility exit costs of $209 are expected to be paid during the remainder of 2013.
In the first quarter of 2013, we recognized expense of $726 relating to restructuring activities that were initiated in 2012 and prior years. These activities are expected to be completed by the end of 2016 as the related leases expire. The remaining

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

accrual for severance-related activities of $1,248 is expected to be paid by the end of 2013, and the remaining accrual for facility exit costs of $3,295 is expected to be paid during the remainder of 2013 through the year 2016 as the related leases expire.
Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $1,862 for the three months ended March 31, 2013, an increase of $1,718, compared to $144 for the three months ended March 31, 2012. The variance is attributable to foreign currency rate fluctuations, primarily related to changes in the U.S. Dollar against the Euro and the British Pound Sterling against the Euro.
Loss on Sale of Subsidiary
We incurred a loss of $4,558 during the three months ended March 31, 2013 relating to the sale of our Belgium subsidiary. See Note 14 in the accompanying Condensed Consolidated Financial Statements for additional details regarding the subsidiary sale.
Impairment and (Gain) Loss on Disposal of Assets
We recognized a gain on disposal of assets of $239 for the three months ended March 31, 2013, a decrease of $1,391 compared to a loss of $1,152 for the three months ended March 31, 2012. The 2012 loss was primarily related to impairment charges of $1,135 on certain annuity contracts in the Americas.
Interest and Other Financing Costs, Net
Interest and other financing costs were $20,401 for the three months ended March 31, 2013, an increase of $2,569, compared to $17,832 for the three months ended March 31, 2012. The increase was primarily attributable to interest related to the issuance of our Senior Secured Notes in April 2012.
Income Tax Provision
Our provision for income taxes was $1,535 for the three months ended March 31, 2013, compared to a provision of $1,652 for the three months ended March 31, 2012. The decrease in tax expense resulted primarily from the release of additional tax reserves related to certain foreign income tax matters of $485 and the benefit related to intra-period allocation on mark-to-market hedging gains of $598 when compared to the first quarter of 2012, partially offset by additional tax expense of approximately $1,000 resulting from greater pre-tax income in certain jurisdictions within the EMEA and Americas regions.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the first quarter, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $598 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges in the Condensed Consolidated Statements of Comprehensive (Loss) Income and an offsetting non-cash income tax benefit of $598 in continuing operations.
Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such targets can be achieved and sustained throughout 2013, we may release all or a portion of the remaining valuation allowances with respect to these operations as early as the second or third quarter of 2013. Such release would result in a benefit to the income tax rate and net income in the period of release.
Client Concentration
Our ten largest clients represented approximately 36.6% of our revenues for the three months ended March 31, 2013, as compared to 37.4% for the comparable period in 2012. No client accounted for more than 10% of our total revenues during these periods.

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
We expect our operations to continue to require capital expenditures consistent with prior periods to support the growth of our business. We expect to continue to finance equipment purchases through proceeds from our operations, our Senior Secured Credit Facility, and our ability to acquire equipment through operating and capital lease obligations with various equipment vendors and lending institutions.
Cash Flows
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Three Months Ended March 31,		(Decrease) to
			Net Cash Flow
	2013	2012	Amount
Cash provided by (used in):
Operating activities	$14,835	$20,658	$(5,823)
Investing activities	(5,276)	(3,835)	1,441
Financing activities	(6,466)	(19,753)	13,287
Operating Activities.    We generated cash from operations of $14,835 during the three months ended March 31, 2013, a $5,823 decrease compared to the same period in 2012. The period-over-period decrease was primarily driven by an increase in cash payments on interest charges of $7,521 and restructuring changes of $1,884, partially offset by favorable changes in our operating working capital accounts.
Investing Activities.    Cash used in investing activities was $5,276 during the three months ended March 31, 2013 compared to $3,835 during the comparable period in 2012. The $1,441 increase was the result of an increase in property and equipment expenditures during the first three months of 2013, as compared to the same period in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Financing Activities.    Cash used by financing activities was $6,466 during the three months ended March 31, 2013 compared to $19,753 during the same period in 2012. The $13,287 decrease was primarily driven by lower pay downs on our Revolvers during the three months ended March 31, 2013, as compared to the same period in 2012.
Cash Position, Working Capital and Indebtedness
As of March 31, 2013, our total Cash and cash equivalents were $15,208 and we had total indebtedness of $728,790. Working capital was $138,272 at March 31, 2013, compared to $143,359 at December 31, 2012, while adjusted working capital (defined as current assets (excluding Cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts)) was $122,750 at March 31, 2013, compared to $131,965 at December 31, 2012, a decrease of $9,215. Adjusted working capital is a non-GAAP measure. See "Non-GAAP Measures" for a reconciliation of this non-GAAP measure.
Contractual Obligations and Commercial Commitments
Senior Secured Notes
On April 20, 2012, SITEL, LLC and SITEL Finance Corp. (together with SITEL, LLC, the "Issuers") issued the 11.0% Senior Secured Notes due August 1, 2017, having an aggregate principal amount of $200,000 with an original issuance discount of $8,000. The Senior Secured Notes are guaranteed by our domestic subsidiaries and will mature on August 1, 2017. The Senior Secured Notes and the guarantees are the senior obligations of the Issuers and the guarantors and are secured on a first-priority basis by a lien on substantially all of the assets of the Issuers and the guarantors, subject to certain exceptions. Interest accrues on the Senior Secured Notes at a rate of 11.0% annually, and is payable semi-annually in arrears on February 1 and August 1. Proceeds from the Senior Secured Notes offering were used to pay down approximately $128,900 of the Term Loans and 100.0% of the outstanding balance on the Revolvers, both of which are discussed further below.
We are not required to make mandatory redemptions or sinking fund payments with respect to the Senior Secured Notes; however at any time prior to August 1, 2014, the issuers of the Senior Notes may, on any one or more occasions, redeem up to 35.0% of the aggregate principal amount of Senior Secured Notes with the net proceeds of certain equity offerings at 111.0%. Prior to August 1, 2014, the Senior Secured Notes may be redeemed in part or in full at a redemption price equal to 100.0% of the principal amount of the Senior Secured Notes, plus a make-whole premium calculated in accordance with the indenture governing the Senior Secured Notes and accrued and unpaid interest. On or after August 1, 2014, the Senior Secured Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 105.500% prior to August 1, 2015; 102.750% on or after August 1, 2015, but prior to August 1, 2016; and 100.000% on or after August 1, 2016.
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
Senior Notes
On March 18, 2010, the Issuers issued the 11.5% Senior Notes due April 1, 2018 having an aggregate principal amount of $300,000 with an original issuance discount of $7,638. The Senior Notes are general unsecured obligations of SITEL Worldwide Corporation and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by our domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1. Proceeds from the Senior Notes offering were used to pay down approximately $231,600 of the Term Loans and 100.0% of the outstanding balance on the Revolvers, both of which are discussed further below.
We are not required to make mandatory redemptions or sinking fund payments with respect to the Senior Notes; however at any time prior to August 1, 2013, the issuers of the Senior Notes may, on any one or more occasions, redeem up to 35.0% of the aggregate principal amount of Senior Notes with the net proceeds of certain equity offerings at 111.5%. Prior to April 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100.0% of the principal amount of the Senior Notes, plus a make-whole premium calculated in accordance with the indenture governing the Senior Notes and accrued and unpaid interest. On or after April 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

the outstanding principal amount prepaid: 105.750% prior to April 1, 2015; 102.875% on or after April 1, 2015, but prior to April 1, 2016; and 100.000% on or after April 1, 2016.
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
2007 Senior Secured Credit Facility
Overview
On January 30, 2007, we entered into a Senior Secured Credit Facility among a syndicate of banks with Goldman Sachs Credit Partners L.P. as joint lead arranger, joint bookrunner, administrative agent and collateral agent and GE Capital Markets, Inc. as joint lead arranger and joint bookrunner. The Senior Secured Credit Facility originally provided for total available borrowings in an aggregate principal amount of approximately $760,000, which included $85,000 of Revolvers maturing on January 30, 2013, consisting of a $50,000 U.S. revolver, a $7,000 Canadian revolver (made available in Canadian dollars) and a $28,000 U.K. revolver (made available in Euro and British pound sterling), and $675,000 of term loans maturing on January 30, 2014, consisting of a $550,000 U.S. term loan, a €51,447 Euro term loan, and a £30,000 British pound sterling term loan. SITEL, LLC is the borrower under the U.S. term loan and the U.S. revolver, ClientLogic Holding Limited is the borrower under the Euro term loan, the British pound sterling term loan and the U.K. revolver, and SITEL Canada Corporation (formerly known as ClientLogic Canada Corporation) is the borrower under the Canadian revolver.
As of March 31, 2013, we had an aggregate of $238,797 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $224,244 of Term Loans and $14,553 of Revolvers. Our Term Loans consisted of $177,973 outstanding on the U.S. term loan, $28,432 outstanding on the Euro term loan, and $17,839 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,128 as of that date. As of March 31, 2013, we had $45,569 available for additional borrowings under our Revolvers.
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
Third Amendment
In February 2010, we entered into a third amendment to the Senior Secured Credit Facility (the "Third Amendment") to, among other things, permit the issuance of the Senior Notes, improve the terms of mandatory prepayment requirements, and modify our leverage covenant and interest coverage covenant.
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
Interest
The Term Loans mature in January 2017. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75% or the higher of (i) the federal funds rate plus 0.50% or (ii) the banks’ prime rate, plus the applicable margin of 5.75%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for the notional amount of $350,000 against our Term Loans that is based on a rate of 2.315% versus three month LIBOR. In November 2011, we amended our interest rate swap agreement to reduce the notional amount to $175,000 as of March 31, 2012.
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
For the quarter ended March 31, 2013, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.61%. The weighted average rate on the Revolvers was 8.25% for the same period. Specified interest rates for the Euro term loan and Canadian term loan are as described in the Senior Secured Credit Facility.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

We were in compliance with all debt covenants under the Senior Secured Credit Facility as of March 31, 2013. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout the remainder of 2013.
Off-Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At March 31, 2013, the future lease commitments relating to our operating leases were $126,366. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through October 2013, and are renewed as required. The outstanding commitment on these obligations at March 31, 2013 was $1,128.
Non-GAAP Measures
We use Adjusted working capital and Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation as non-GAAP measures.
The computation of Adjusted working capital is as follows:

	March 31, 2013	December 31, 2012
Working capital (a)	$138,272	$143,359
Adjustments:
Cash and cash equivalents	(15,208)	(12,245)
Restricted cash	(5,346)	(3,758)
Current portion of capital lease obligations	1,988	3,023
Book overdrafts	3,044	1,586
Total adjustments	(15,522)	(11,394)
Adjusted working capital	$122,750	$131,965
(a) Defined as current assets less current liabilities from the Condensed Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance.
The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

	Three Months Ended March 31,
	2013	2012	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact	2013 results without Foreign exchange impact	2012 results without Foreign exchange impact
Total revenues	$365,062	$363,825	$1,237	0.3%	0.7%	$(1,352)	$2,589	$358,266	$355,677
Total costs of services	238,946	238,292	654	0.3%	0.8%	(1,123)	1,777	234,395	232,618
Total SG&A	93,116	93,962	(846)	(0.9)%	0.3%	(1,079)	233	92,285	92,052
We believe that the presentation of Revenue, Costs of services, and SG&A excluding the impact of foreign exchange translation provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2013. As of March 31, 2013, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 31, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
For a detailed discussion of the risks and uncertainties associated with our business see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2013. There have been no material changes to these risk factors since that report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 5. OTHER INFORMATION
None
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
SITEL Worldwide Corporation

Date:	May 7, 2013	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)