Form 10-Q
period 2013-06-30
SITEL Worldwide Corp
filed 2013-08-06
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 1000
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	July 31, 2013
Class A, $0.01 par value	38,113,640
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$9,686	$12,245
Accounts receivable (net of allowance for doubtful accounts of $1,373 and $2,990, respectively)	239,609	264,849
Prepaids and other current assets	54,943	56,642
Total current assets	304,238	333,736
Property and equipment, net	86,654	91,592
Goodwill	117,710	117,720
Other intangible assets, net	39,696	42,930
Deferred income taxes	11,600	14,213
Other noncurrent assets	38,098	42,158
Total assets	$597,996	$642,349
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$22,440	$19,880
Accrued payroll and benefits	77,019	77,243
Accrued liabilities and other	88,838	85,960
Income taxes payable	3,977	4,271
Current portion of capital lease obligations	2,688	3,023
Total current liabilities	194,962	190,377
Long-term debt	717,609	732,335
Capital lease obligations	3,008	1,763
Deferred income taxes	3,682	3,932
Other noncurrent liabilities	53,095	58,722
Total liabilities	972,356	987,129

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	June 30, 2013	December 31, 2012
Commitments and contingencies (see Note 10)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at June 30, 2013 and December 31, 2012	63,179	59,728
Series C, $0.01 par value; 28,881 shares issued and outstanding at June 30, 2013 and December 31, 2012	54,630	50,191
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at June 30, 2013 and December 31, 2012	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 40,244,275 shares (including 8,141,975 restricted shares) and 33,547,331 shares (including 1,773,975 restricted shares) issued at June 30, 2013 and December 31, 2012, respectively; 37,779,168 shares and 31,082,224 shares outstanding at June 30, 2013 and December 31, 2012, respectively	321	318
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at June 30, 2013 and December 31, 2012	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at June 30, 2013 and December 31, 2012	68	68
Additional paid-in capital	367,479	375,243
Accumulated deficit	(803,322)	(789,376)
Accumulated other comprehensive loss	(49,163)	(33,400)
Stock subscriptions receivable	(1,852)	(1,852)
Treasury shares, at cost	(9,247)	(9,247)
Total stockholders’ deficit	(492,169)	(454,699)
Total liabilities and stockholders’ deficit	$597,996	$642,349
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$348,934	$347,066	$713,996	$710,891
Operating expenses
Costs of services*	231,709	227,832	470,655	466,124
Selling, general, and administrative expenses*	90,325	92,005	183,441	185,967
Depreciation and amortization of property and equipment	8,627	8,387	17,675	16,461
Amortization of intangible assets	1,617	1,638	3,234	3,794
Restructuring and exit charges	1,986	3,503	5,302	5,412
(Gain) loss on foreign currency transactions	(919)	4,674	943	4,818
Loss on sale of subsidiary	—	—	4,558	—
Impairment and loss (gain) on disposal of assets	30	(161)	(209)	991
Other income, net	(270)	(60)	(293)	(80)
Operating income	15,829	9,248	28,690	27,404
Interest and other financing costs, net	18,260	23,795	38,661	41,627
Loss before income taxes	(2,431)	(14,547)	(9,971)	(14,223)
Income tax provision	2,440	2,505	3,975	4,157
Net loss	(4,871)	(17,052)	(13,946)	(18,380)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $0	(10,663)	(3,651)	(9,532)	(87)
Unrealized (loss) gain on derivative valuation, net of tax of $0, $0, $598, and $0, respectively	(7,583)	348	(6,158)	4,792
Reclassification of pension amounts realized in net loss, net of tax of $0	(36)	(111)	(73)	(225)
Total other comprehensive (loss) income	(18,282)	(3,414)	(15,763)	4,480
Comprehensive loss	$(23,153)	$(20,466)	$(29,709)	$(13,900)
* Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2012	33,547,331	88,281,647	6,751,263	$318	$882	$68	$375,243	$(789,376)	$(412,865)
Restricted shares granted	6,438,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(70,000)	—	—	—	—	—	—	—	—
Non-cash stock granted	328,944	—	—	3	—	—	126	—	129
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(7,890)	—	(7,890)
Net loss	—	—	—	—	—	—	—	(13,946)	(13,946)
Balances at June 30, 2013	40,244,275	88,281,647	6,751,263	$321	$882	$68	$367,479	$(803,322)	$(434,572)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other Comprehensive Loss
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/ Other	Unrealized Loss on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2012	$(412,865)	$(27,888)	$(84)	$(5,428)	$2,665	$(1,852)	9,192,380	$(9,247)	$(454,699)
Non-cash stock granted	129	—	—	—	—	—	—	—	129
Preferred B and C stock accretion and BCF	(7,890)	—	—	—	—	—	—	—	(7,890)
Reclassification of pension amounts realized in net loss, net of tax of $0	—	—	(73)	—	—	—	—	—	(73)
Unrealized loss on derivative, net of tax of $598	—	—	—	(6,158)	—	—	—	—	(6,158)
Net loss	(13,946)	—	—	—	—	—	—	—	(13,946)
Foreign currency translation adjustment, net of tax of $0	—	(9,532)	—	—	—	—	—	—	(9,532)
Balances at June 30, 2013	$(434,572)	$(37,420)	$(157)	$(11,586)	$2,665	$(1,852)	9,192,380	$(9,247)	$(492,169)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(13,946)	$(18,380)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	20,909	20,255
Deferred income taxes	1,022	2,380
Non-cash derivative activity	1,979	2,620
Amortization of debt issue costs and original issue discount	2,367	1,684
Amortization of deferred training revenue, net of costs	(2,903)	(1,619)
Impairment of property and equipment and other long-term assets	—	1,135
Loss on sale of subsidiary	4,558	—
Other non-cash items, net	(591)	(489)
Change in book overdrafts	5,596	(3,306)
Changes in operating assets and liabilities, net	8,260	3,932
Net cash provided by operating activities	27,251	8,212
Cash flows from investing activities
Purchases of property and equipment	(12,472)	(8,774)
Proceeds from disposition of property and equipment	270	262
Net cash used in investing activities	(12,202)	(8,512)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(426,083)	(446,640)
Proceeds from long-term debt	410,219	268,502
Proceeds from issuance of Senior Secured Notes	—	192,000
Payment of interest rate swap, net	(1,756)	(2,352)
Payments of debt issue costs	(15)	(6,790)
Net cash (used in) provided by financing activities	(17,635)	4,720
Effect of exchange rate on cash and cash equivalents	27	(372)
Net change in cash and cash equivalents	(2,559)	4,048
Cash and cash equivalents:
Beginning of period	12,245	19,337
End of period	$9,686	$23,385
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows for each period shown. Certain items have been reclassified from their prior period classifications to conform to the current year presentations. These reclassifications had no effect on net income or stockholders' equity as previously reported. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 20, 2013. The Company’s interim Condensed Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard was effective for prospective application for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial statements and related disclosures. See Note 13 for a summary of amounts reclassified out of Accumulated other comprehensive income for the three and six months ended June 30, 2013.
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
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)", which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in ASU 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the effect of ASU 2013-11 on our financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.
Out of Period Adjustments
During the first quarter of 2012, we identified a prior period accounting error related to the ineffective portion of certain foreign currency hedging instruments. The error was not material to prior periods. Therefore, we recorded the error correction in the quarter ended March 31, 2012, which decreased income before taxes and increased net loss by approximately $517 for the three and six months ended June 30, 2012.

2.	Property and Equipment
The composition of Property and equipment is as follows:

	June 30, 2013	December 31, 2012
Land	$3,554	$3,554
Buildings and improvements	25,001	29,739
Leasehold improvements	58,388	61,934
Computer software	44,161	44,659
Equipment	161,742	161,784
Furniture and fixtures	28,092	28,382
Total original cost	320,938	330,052
Less: Accumulated depreciation	(241,235)	(241,586)
Net, excluding construction in progress	79,703	88,466
Construction in progress	6,951	3,126
Property and equipment, net	$86,654	$91,592
Depreciation expense was $8,627 and $17,675 for the three and six months ended June 30, 2013, compared to $8,387 and $16,461 for the same periods in 2012, respectively.

3.	Goodwill and Other Intangible Assets
The carrying amount of Goodwill decreased $10 during the six months ended June 30, 2013, due to foreign currency translation.
The following table presents our Other intangible assets as of June 30, 2013:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(86,010)	$3,676
Trademark and trade name	40,200	(4,180)	36,020
	$129,886	$(90,190)	$39,696

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
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $1,617 and $3,234 for the three and six months ended June 30, 2013, respectively. Amortization expense for the same periods of 2012 was $1,638 and $3,794, respectively. Amortization is estimated to be approximately $6,385 for the year ended December 31, 2013.

4.	Restructuring and Exit Activities
From time to time we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Restructuring expense during the three months ended June 30, 2013 for activities initiated in 2013 was $1,571, of which $1,468 related to severance costs and $103 related to facility exit costs. Restructuring expense during the six months ended June 30, 2013 for activities initiated in 2013 was $4,473, of which $3,721 related to severance costs and $752 related to facility exit costs. For these activities, the remaining severance-related accrual of $392 and facility exit costs accrual of $88 are expected to be paid during the remainder of 2013.
Restructuring expense during the three months ended June 30, 2013 for activities initiated prior to 2013 was $415, of which $131 related to severance costs and $284 related to facility exit costs. Restructuring expense during the six months ended June 30, 2013 for activities initiated prior to 2013 was $829, of which $205 related to severance costs and $624 related to facility exit costs. For these activities, the remaining severance-related accrual of $675 is expected to be paid by the end of 2013, and the remaining accrual for facility exit costs of $2,891 is expected to be paid during the remainder of 2013 through the year 2016 as the related leases expire. Total expected costs during the remainder of 2013 relating to restructuring activities already initiated as of June 30, 2013 are $1,606.
The liability for restructuring activities initiated in 2013 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2012	$—	$—	$—
Costs accrued (offset was to expense)	3,687	752	4,439
Cash payments	(3,138)	(665)	(3,803)
Foreign exchange and other	(157)	1	(156)
June 30, 2013	$392	$88	$480
Current portion of restructuring included in Accrued liabilities and other	$392	$88	$480

Activity not reflected within the restructuring liability:
Costs expensed	$34	$—	$34
Cash payments	$(24)	$—	$(24)
Restructuring expense during the three and six months ended June 30, 2013 for activities initiated in 2013 was $974 and $2,230 for EMEA and $597 and $2,243 for the Americas, respectively.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activities initiated in 2012 and prior years consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2012	$5,789	$3,626	$9,415
Costs accrued (offset was to expense)	173	624	797
Cash payments	(5,026)	(1,303)	(6,329)
Foreign exchange and other	(261)	(56)	(317)
June 30, 2013	$675	$2,891	$3,566
Current portion of restructuring included in Accrued liabilities and other	$675	$953	$1,628
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$1,938	$1,938

Activity not reflected within the restructuring liability:
Costs expensed	$5	$—	$5
Cash payments	$(1)	$—	$(1)
Restructuring expense during the three and six months ended June 30, 2013 for activities initiated in 2012 and prior years was $118 and $265 for EMEA and $296 and $537 for the Americas, respectively. As of June 30, 2013, cumulative restructuring costs related to such activities are $13,518 as of June 30, 2013, of which $9,988 relates to EMEA and $3,530 relates to the Americas.
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

		Facility
		Exit and
	Severance	Other	Total
December 31, 2012	$50	$178	$228
Costs accrued (offset was to expense)	27	—	27
Cash payments	(58)	—	(58)
Foreign exchange	(14)	(14)	(28)
June 30, 2013	$5	$164	$169
The remaining accrual for all restructuring and exit activities related to the purchase price allocation is recorded as $169 in Accrued liabilities and other.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

5.	Long-Term Debt
The composition of Long-term debt is as follows:

	June 30, 2013	December 31, 2012
Senior Notes	$294,641	$294,234
Senior Secured Notes	193,399	192,790
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	1,100	19,400
Canadian revolver	3,713	—
Term Loans:
U.S. dollar term loan	177,973	177,973
Euro term loan	28,736	28,984
British pound sterling term loan	18,047	18,954
Total debt	717,609	732,335
Less: Debt maturing within one year	—	—
Total long-term debt	$717,609	$732,335
Senior Notes
On March 18, 2010, SITEL, LLC and Sitel Finance Corp. (the "Issuers") issued in a private placement, 11.5% senior notes due 2018 (the “Senior Notes”) having an aggregate principal amount of $300,000 with an original issue discount of $7,638. The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company’s domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1.
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
Senior Secured Notes
On April 20, 2012, the Issuers issued in a private placement, 11.0% senior secured notes ("Senior Secured Notes") due 2017 having an aggregate principal amount of $200,000 with an original issue discount of $8,000. The Senior Secured Notes are guaranteed by the Company and its domestic subsidiaries, are secured on an equal and ratable basis with all obligations of the Issuers and the guarantors under the Company's senior secured credit facility (the “Senior Secured Credit Facility”), and will mature on April 1, 2017. Interest accrues on the Senior Secured Notes at a rate of 11.0% annually and is payable semi-annually in arrears on February 1 and August 1.
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
The following table presents the tranches of our Senior Secured Credit Facility as of June 30, 2013:

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
A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%. At June 30, 2013 and December 31, 2012, we had $55,402 and $64,456 available under the Revolvers after utilizing $1,035 and $1,144 for letters of credit outstanding.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Future maturities of the Company's outstanding Long-term debt as of June 30, 2013 are summarized as follows:

2013	$—
2014	—
2015	—
2016	4,813
2017	424,756
2018 and thereafter	300,000
Total debt payments	729,569
Less amount representing unamortized debt discount	(11,960)
Total debt balance at June 30, 2013	$717,609

6.	Redeemable Preferred Stock
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
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of our Board of Directors, accounting guidance requires that we account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. We have determined that the value is immaterial as of June 30, 2013 and December 31, 2012, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At June 30, 2013 and December 31, 2012, the number of shares of Series C Preferred Stock issued and outstanding was 28,881.
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
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at June 30, 2013 of $54,630 is net of deferred financing costs of $193 and the BCF of $1,992. The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at December 31, 2012 of $50,191 is net of deferred financing costs of $212 and the BCF of $2,192. The Series C Preferred Stock ranks senior to each other class of the Company's stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Series B Preferred Stock
On April 3, 2008, we authorized the issuance of 125,000 shares of Series B Preferred Stock. At June 30, 2013 and December 31, 2012, the number of shares of Series B Preferred Stock issued and outstanding was 39,947.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at June 30, 2013 of $63,179 and at December 31, 2012 of $59,728, is net of deferred financing costs of $294 and $324, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

7.	Stock-Based Compensation
The Company’s operating results for the three and six months ended June 30, 2013 included stock-based compensation expense for issued stock grants of $66 and $129, respectively, compared to $63 and $125 for the same periods in 2012. These grants were primarily related to director and executive compensation. A summary of restricted stock and restricted stock unit activity is set forth below:

Restricted Stock Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2012	1,773,975	$5,038
Granted	6,438,000	2,446
Vested	—	—
Converted	—	—
Forfeited	(70,000)	(27)
Unvested at June 30, 2013	8,141,975	$7,457

Restricted Stock Unit Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2012	1,724,000	$4,453
Granted	50,000	19
Vested	—	—
Forfeited	(126,000)	(261)
Unvested at June 30, 2013	1,648,000	$4,211

During the six months ended June 30, 2013, we issued 6,438,000 shares of Class A Common Stock to various executives pursuant to the terms of a Restricted Stock Grant Plan and Agreement with each executive. The restricted shares will generally be earned based on the attainment of specified goals achieved over a performance period.
As of June 30, 2013, there was approximately $9,362 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize the cost for restricted stock units over a period of three years following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our Restricted Plans. We will recognize the cost for restricted shares either immediately, over a two-year period, or over a three-year period, depending on the terms of the restricted share agreement, commencing upon a change in control, initial public offering, or liquidity event.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

8.	Income Taxes
The effective tax rate of (39.9)% for the six months ended June 30, 2013 differs from the effective tax rate of (29.2)% for the same period of 2012, as permanent items in the annual effective tax rate calculation have remained consistent period over period, while the actual pre-tax book loss from entities for which no tax benefit can be recognized decreased in the second quarter of 2013 as compared to the second quarter of 2012.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). Through the second quarter of 2013, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $598 against Other comprehensive (loss) income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges that are designated as accounting hedges and an offsetting non-cash income tax benefit of $598 in continuing operations.
Our gross unrecognized tax benefits (excluding interest and penalties) decreased to $35,341 from $36,658 at June 30, 2013 and December 31, 2012, respectively, primarily resulting from currency translations and the release of certain foreign tax reserves. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $33,777. We believe that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $1,836 as a result of statute expirations or final resolution.

9.	Employee Benefits and Compensation
We have defined benefit pension plans covering certain employees outside of the United States. These plans are administered by a third party and include limited activity. The components of the net pension liability of $4,650 at June 30, 2013 and $4,779 at December 31, 2012 are included in Other noncurrent liabilities and Other noncurrent assets. Net periodic pension cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$108	$127	274	255
Interest cost	109	82	173	164
Expected return on plan assets	(73)	(80)	(148)	(139)
Past service costs	41	39	82	78
Amortization of actuarial gains and losses	(77)	(154)	(155)	(304)
Net periodic pension cost	$108	$14	226	54
We also sponsor various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans were $206 and $425 in the three and six months ended June 30, 2013, respectively. Expenses related to these plans in the same periods of 2012 were $97 and $178, respectively.

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
The French tax authorities have assessed SITEL France approximately €7,900 (equivalent to approximately $10,300 as of June 30, 2013) for the periods from 2007 to July 2010 for value added taxes related to its performance of intermediary insurance services for the sale of insurance products on behalf of its insurance clients. The Company maintains that its services fall within the French value added tax exemption for intermediary insurance services and, at June 30, 2013, no reserve has been recorded in the financial statements. In the event litigation is necessary to resolve this issue, SITEL France will have to deposit

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

the amount of the assessment with the French tax authorities or guarantee payment to enforce its rights through the French court system.
On July 21, 2009, one of our former clients filed an action against us in the United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleged that we failed to maintain certain call recordings on behalf of such client and sought actual damages or, in the alternative, "liquidated" damages in the amount of $33,500. On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid service fees. On October 15, 2012, the parties each filed separate motions for summary judgment on various issues including the enforceability of the alleged "liquidated damages" provision as well as the validity of our counterclaim of $1,202 in unpaid fees. In March 2012, we filed a declaratory judgment action against our insurance company in the United States District Court for the Middle District of Tennessee seeking a declaration of our rights under the applicable policy of insurance. In May 2013, the Court granted our motion for summary judgment dismissing all claims against us and entered judgment in our favor. The parties are currently negotiating a complete settlement of these matters.
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
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,560 as of June 30, 2013) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately R$7,700 (equivalent to approximately $3,400 as of June 30, 2013), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the R$7,700 assessment. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of June 30, 2013 and December 31, 2012.

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
Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of June 30, 2013, we had forward contracts maturing within the next eighteen months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to 175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $2,303 and $2,921 and as Other noncurrent liabilities of $5,758 and $8,764 as of June 30, 2013 and December 31, 2012, respectively.
For the three and six months ended June 30, 2013, we recorded losses of $908 and $1,756 for settled interest payments, compared to losses of $816 and $2,352 for the three and six months ended June 30, 2012. Additionally, there was a non-cash mark-to-market valuation reduction in the liability of $1,905 and $1,868 for the three and six months ended June 30, 2013, compared to an increase of $2,766 and $3,567 for the same periods in 2012, respectively. These amounts are reflected in Interest and other financing costs, net.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		June 30, 2013	December 31, 2012		June 30, 2013	December 31, 2012
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$563	$3,138	Accrued liabilities and other	$(4,767)	$(1,778)
Foreign exchange contracts	Other noncurrent assets	24	2	Other noncurrent liabilities	(575)	(130)
Total		$587	$3,140		$(5,342)	$(1,908)
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$(2,303)	$(2,921)
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	(5,758)	(8,764)
Foreign exchange contracts	Prepaids and other current assets	425	184	Accrued liabilities and other	(3,905)	(1,315)
Foreign exchange contracts	Other noncurrent assets	4	—	Other noncurrent liabilities	(228)	(28)
Total		$429	$184		$(12,194)	$(13,028)
Total derivatives		$1,016	$3,324		$(17,536)	$(14,936)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012
Foreign exchange contracts	$(7,069)	$(473)	COS and SG&A	$512	$(821)
Total	$(7,069)	$(473)		$512	$(821)

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Foreign exchange contracts	$(4,285)	$3,249	COS and SG&A	$1,273	$(1,543)
Total	$(4,285)	$3,249		$1,273	$(1,543)
For the three and six months ended June 30, 2013 we recorded gains of $255 and $808, respectively, compared to losses of $517 and $979, respectively, for the same periods in 2012 to Cost of services. For the three and six months ended June 30, 2013, we recorded gains of $257 and $465, respectively, compared to losses of $304 and $563, respectively, for the same periods in 2012 to Selling, general, and administrative expenses (“SG&A”) for the effective portion of settled hedge contracts. We expect unrealized losses of $4,204 will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and SG&A over the next twelve months. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2013.
For the three and six months ended June 30, 2013 we recognized gains on foreign currency transactions related to the ineffective portion of the derivative instruments of $38 and $93, respectively, compared to gains of $19 and $230, respectively, for the same periods in 2012.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Foreign exchange contracts	COS and SG&A	$(1,795)	$(458)	$(564)	$258
Foreign exchange contracts	Foreign currency transactions	1,686	128	1,929	958
Total		$(109)	$(330)	$1,365	$1,216
For the three and six months ended June 30, 2013, we recorded losses of $1,077 and $338, respectively, compared to a loss of $275 and a gain of $155, respectively, for the same periods in 2012 to Cost of services for derivatives not designated as hedging contracts. For the three and six months ended June 30, 2013, we recorded losses of $718 and $226, respectively, compared to a loss of $183 and a gain of $103, respectively, for the same periods in 2012 to SG&A for derivatives not designated as hedging contracts.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Current Contracts
At June 30, 2013, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	148,246

12.	Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities. The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $717,609 and $732,335 at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of such debt was $716,000 and $732,000 at June 30, 2013 and December 31, 2012, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The following tables summarize the value of financial instruments by the pricing levels defined above as of June 30, 2013 and December 31, 2012. There were no transfers between pricing levels for the six month period ended June 30, 2013.

	Fair Value Measurements at June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,016	$—	$1,016	$—
Total	$1,016	$—	$1,016	$—
Liabilities
Foreign currency forward contracts	$9,475	$—	$9,475	$—
Interest rate derivative instrument	8,061	—	8,061	—
Total	$17,536	$—	$17,536	$—

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$3,324	$—	$3,324	$—
Total	$3,324	$—	$3,324	$—
Liabilities
Foreign currency forward contracts	$3,251	$—	$3,251	$—
Interest rate derivative instrument	11,685	—	11,685	—
Total	$14,936	$—	$14,936	$—
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
No impairment charges related to Goodwill and Other intangible assets were recorded during the three and six months ended June 30, 2013 and 2012.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. No impairment charges related to long-lived assets were recorded during the three and six months ended June 30, 2013 and 2012.
We have certain annuity contracts included within Other noncurrent assets on the accompanying Condensed Consolidated Balance Sheets. These assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. Third-party recoverability information was used to assess the fair value of these annuity contracts. Based on our assessment, we recorded impairment charges of $1,135 during the first quarter of 2012. The charges were primarily related to the impairment of the full value of certain annuity contracts in the Americas. No such charges were recorded during the three and six months ended June 30, 2013 or the three months ended June 30, 2012.

13.	Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Three Months Ended June 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(4,003)	$(121)	$(26,757)	$(30,881)
Other comprehensive income before reclassifications	(7,071)	—	(10,663)	(17,734)
Amounts reclassified from accumulated other comprehensive loss (b)	(512)	(36)	—	(548)
Net current-period other comprehensive loss	(7,583)	(36)	(10,663)	(18,282)
Ending balance	$(11,586)	$(157)	$(37,420)	$(49,163)

	For the Six Months Ended June 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(5,428)	$(84)	$(27,888)	$(33,400)
Other comprehensive income before reclassifications	(4,885)	—	(9,532)	(14,417)
Amounts reclassified from accumulated other comprehensive loss (b)	(1,273)	(73)	—	(1,346)
Net current-period other comprehensive loss	(6,158)	(73)	(9,532)	(15,763)
Ending balance	$(11,586)	$(157)	$(37,420)	$(49,163)

(a)	Amounts are net-of-tax. Amounts in parentheses indicate debits.

(b)	See separate table below for details about these reclassifications.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

For the Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$255	COS
	257	SG&A
	512	Total before tax
	—	Tax (expense) or benefit
	512	Net of Tax

Amortization of defined benefit pension items
Prior service costs	$(41)	SG&A
Actuarial gains	77	SG&A
	36	Total before tax
	—	Tax (expense) or benefit
	$36	Net of Tax

Total reclassifications for the period	$548	Net of Tax

For the Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$808	COS
	465	SG&A
	1,273	Total before tax
	—	Tax (expense) or benefit
	1,273	Net of Tax

Amortization of defined benefit pension items
Prior service costs	$(82)	SG&A
Actuarial gains	155	SG&A
	73	Total before tax
	—	Tax (expense) or benefit
	$73	Net of Tax

Total reclassifications for the period	$1,346	Net of Tax

(a)	Amounts in parentheses indicate debits to profit/loss.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

14.	Related Party Transactions
Stock Sale
On March 29, 2013, the Company sold all of its common stock, totaling 1,287,000 shares, in its Sitel Belgium NV (“Belgium”) subsidiary to HV Management Consulting BVBA (“HVMC”), a company of which the controlling shareholder and chief executive officer is the former Belgium country manager and director, for a nominal price. During the first quarter of 2013, the Company recorded a Loss on sale of subsidiary of $4,558 related to the Belgium sale in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
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
Information about the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas
Revenues	$219,782	$209,910	$442,266	$428,320
Gross margin	82,479	78,755	167,654	161,644
SG&A	49,281	48,862	99,426	100,213
Segment operating results	$33,198	$29,893	$68,228	$61,431
GM%	37.5%	37.5%	37.9%	37.7%
SG&A%	22.4%	23.3%	22.5%	23.4%
Op Results%	15.1%	14.2%	15.4%	14.3%

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EMEA
Revenues	$129,137	$137,479	$271,719	$282,970
Gross margin	35,845	41,123	76,086	83,452
SG&A	29,147	33,393	59,761	66,042
Segment operating results	$6,698	$7,730	$16,325	$17,410
GM%	27.8%	29.9%	28.0%	29.5%
SG&A%	22.6%	24.3%	22.0%	23.3%
Op Results%	5.2%	5.6%	6.0%	6.2%

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment operating results:
Americas	$33,198	$29,893	$68,228	$61,431
EMEA	6,698	7,730	16,325	17,410
Total	39,896	37,623	84,553	78,841

Corporate and other(1)	12,996	10,394	24,653	20,041
Depreciation and amortization	10,244	10,025	20,909	20,255
Restructuring and exit charges	1,986	3,503	5,302	5,412
Loss on sale of subsidiary	—	—	4,558	—
Other operating (income) expense(2)	(1,159)	4,453	441	5,729
Operating income	15,829	9,248	28,690	27,404
Interest and other financing costs, net	18,260	23,795	38,661	41,627
Loss before income taxes	$(2,431)	$(14,547)	$(9,971)	$(14,223)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Condensed Consolidated Statements of Comprehensive Loss for (Gain) loss on foreign currency transactions, Impairment and (gain) loss on disposal of assets, and Other income, net.

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
The Condensed Consolidating Statements of Comprehensive Loss are presented net of intercompany activity. The following supplemental financial information sets forth, on a consolidating basis based on the equity method of accounting, balance sheets, statements of comprehensive loss, and statements of cash flows for the Company, the Subsidiary Guarantors, and the Company's non-guarantor subsidiaries.
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
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that the error was not material to any of the Company's previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the year ended December 31, 2012 and for the three and six months ended June 30, 2012 and will revise the condensed consolidating information in future filings.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
June 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$9,686	$—	$9,686
Accounts receivable (net of allowance for doubtful accounts)	—	—	99,137	140,472	—	239,609
Prepaids and other current assets	136,916	87	228,738	319,427	(630,225)	54,943
Total current assets	136,916	87	327,875	469,585	(630,225)	304,238
Property and equipment, net	385	—	34,597	51,672	—	86,654
Goodwill	—	—	16,690	101,020	—	117,710
Other intangible assets, net	—	—	16,104	23,592	—	39,696
Deferred income taxes	—	—	4,796	6,804	—	11,600
Investments in affiliates	(374,374)	420,498	71,651	—	(117,775)	—
Other noncurrent assets	2,776	88,576	43,850	23,839	(120,943)	38,098
Total assets	$(234,297)	$509,161	$515,563	$676,512	$(868,943)	$597,996
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$584	$2	$5,183	$16,671	$—	$22,440
Accrued payroll and benefits	1,609	—	9,938	65,472	—	77,019
Accrued liabilities and other	137,711	323,733	61,061	196,558	(630,225)	88,838
Income taxes payable	159	19	—	3,799	—	3,977
Current portion of capital lease obligations	—	—	1,950	738	—	2,688
Total current liabilities	140,063	323,754	78,132	283,238	(630,225)	194,962
Long-term debt	—	667,112	—	50,497	—	717,609
Capital lease obligations	—	—	2,854	154	—	3,008
Deferred income taxes	—	—	3,682	—	—	3,682
Other noncurrent liabilities	—	5,759	10,397	157,882	(120,943)	53,095
Total liabilities	140,063	996,625	95,065	491,771	(751,168)	972,356
Series B PIK preferred stock	63,179	—	—	—	—	63,179
Series C PIK preferred stock, net of beneficial conversion feature	54,630	—	—	—	—	54,630
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,271	—	536	168,964	(169,500)	1,271
Additional paid-in capital	367,479	105,786	668,880	316,148	(1,090,814)	367,479
Accumulated deficit	(803,322)	(542,321)	(197,989)	(309,704)	1,050,014	(803,322)
Accumulated other comprehensive (loss) income	(49,163)	(50,929)	(50,929)	9,333	92,525	(49,163)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' (deficit) equity	(492,169)	(487,464)	420,498	184,741	(117,775)	(492,169)
Total liabilities and stockholders' (deficit) equity	$(234,297)	$509,161	$515,563	$676,512	$(868,943)	$597,996

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
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended June 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$101,135	$247,799	$—	$348,934
Operating expenses
Costs of services*	—	—	61,911	169,798	—	231,709
Selling, general, and administrative expenses*	7,910	32	20,383	62,000	—	90,325
Depreciation and amortization of property and equipment	105	—	2,731	5,791	—	8,627
Amortization of intangible assets	—	—	—	1,617	—	1,617
Restructuring and exit charges	—	—	127	1,859	—	1,986
Loss (gain) on foreign currency transactions	89	1,181	(1,395)	(794)	—	(919)
Other, net	54	—	(251)	(43)	—	(240)
Operating (loss) income	(8,158)	(1,213)	17,629	7,571	—	15,829
Interest and other financing costs, net	3	16,356	748	1,153	—	18,260
Equity in earnings of subsidiaries	(3,393)	(20,305)	(2,593)	—	26,291	—
(Loss) income before income taxes	(4,768)	2,736	19,474	6,418	(26,291)	(2,431)
Income tax provision (benefit)	103	—	(831)	3,168	—	2,440
Net (loss) income	(4,871)	2,736	20,305	3,250	(26,291)	(4,871)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(10,663)	(10,001)	(10,001)	(10,925)	30,927	(10,663)
Unrealized (loss) gain on derivative valuation, net of tax of $0	(7,583)	(7,583)	(7,583)	(997)	16,163	(7,583)
Reclassification of pension amounts realized in net loss, net of tax of $0	(36)	(36)	(36)	(36)	108	(36)
Comprehensive (loss) income	$(23,153)	$(14,884)	$2,685	$(8,708)	$20,907	$(23,153)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Six Months Ended June 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$201,189	$512,807	$—	$713,996
Operating expenses
Costs of services*	—	—	121,198	349,457	—	470,655
Selling, general, and administrative expenses*	16,855	70	41,755	124,761	—	183,441
Depreciation and amortization of property and equipment	212	—	5,526	11,937	—	17,675
Amortization of intangible assets	—	—	—	3,234	—	3,234
Restructuring and exit charges	—	—	545	4,757	—	5,302
Loss (gain) on foreign currency transactions	9	1,231	731	(1,028)	—	943
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other, net	117	—	(251)	(368)	—	(502)
Operating (loss) income	(17,193)	(1,301)	31,685	15,499	—	28,690
Interest and other financing costs, net	8	34,910	1,510	2,233	—	38,661
Equity in earnings of subsidiaries	(3,462)	(38,514)	(7,300)	—	49,276	—
(Loss) income before income taxes	(13,739)	2,303	37,475	13,266	(49,276)	(9,971)
Income tax provision (benefit)	207	—	(1,039)	4,807	—	3,975
Net (loss) income	(13,946)	2,303	38,514	8,459	(49,276)	(13,946)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(9,532)	(8,407)	(8,407)	(9,220)	26,034	(9,532)
Unrealized (loss) gain on derivative valuation, net of tax of $598	(6,158)	(6,158)	(6,158)	354	11,962	(6,158)
Reclassification of pension amounts realized in net loss, net of tax of $0	(73)	(73)	(73)	(73)	219	(73)
Comprehensive (loss) income	$(29,709)	$(12,335)	$23,876	$(480)	$(11,061)	$(29,709)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$90,322	$256,744	$—	$347,066
Operating expenses
Costs of services*	—	—	55,900	171,932	—	227,832
Selling, general, and administrative expenses*	7,209	61	20,282	64,453	—	92,005
Depreciation and amortization of property and equipment	167	—	2,427	5,793	—	8,387
Amortization of intangible assets	—	—	—	1,638	—	1,638
Restructuring and exit charges	—	—	403	3,100	—	3,503
(Gain) loss on foreign currency transactions	(408)	2,065	183	2,834	—	4,674
Other, net	(68)	(1)	—	(152)	—	(221)
Operating (loss) income	(6,900)	(2,125)	11,127	7,146	—	9,248
Interest and other financing costs, net	1,271	20,192	527	1,805	—	23,795
Equity in earnings of subsidiaries	8,749	(12,762)	(2,561)	—	6,574	—
(Loss) income before income taxes	(16,920)	(9,555)	13,161	5,341	(6,574)	(14,547)
Income tax provision	132	—	399	1,974	—	2,505
Net (loss) income	(17,052)	(9,555)	12,762	3,367	(6,574)	(17,052)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(3,651)	(2,928)	(2,928)	(2,354)	8,210	(3,651)
Unrealized gain on derivative valuation, net of tax of $0	348	348	348	180	(876)	348
Reclassification of pension amounts realized in net loss, net of tax of $0	(111)	(111)	(111)	(111)	333	(111)
Comprehensive (loss) income	$(20,466)	$(12,246)	$10,071	$1,082	$1,093	$(20,466)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

 SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Six Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$186,614	$524,277	$—	$710,891
Operating expenses
Costs of services*	—	—	112,677	353,447	—	466,124
Selling, general, and administrative expenses*	13,702	109	41,270	130,886	—	185,967
Depreciation and amortization of property and equipment	346	—	4,828	11,287	—	16,461
Amortization of intangible assets	—	—	222	3,572	—	3,794
Restructuring and exit charges	—	—	624	4,788	—	5,412
(Gain) loss on foreign currency transactions	(235)	328	1,742	2,983	—	4,818
Other, net	(86)	(1)	1	997	—	911
Operating (loss) income	(13,727)	(436)	25,250	16,317	—	27,404
Interest and other financing costs, net	1,286	35,050	1,063	4,228	—	41,627
Equity in earnings of subsidiaries	3,130	(31,237)	(8,056)	—	36,163	—
(Loss) income before income taxes	(18,143)	(4,249)	32,243	12,089	(36,163)	(14,223)
Income tax provision	237	—	1,006	2,914	—	4,157
Net (loss) income	(18,380)	(4,249)	31,237	9,175	(36,163)	(18,380)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(87)	(16)	(16)	540	(508)	(87)
Unrealized gain (loss) on derivative valuation, net of tax of $0	4,792	4,792	4,792	(86)	(9,498)	4,792
Reclassification of pension amounts realized in net loss, net of tax of $0	(225)	(225)	(225)	(225)	675	(225)
Comprehensive (loss) income	$(13,900)	$302	$35,788	$9,404	$(45,494)	$(13,900)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(13,946)	$2,303	$38,514	$8,459	$(49,276)	$(13,946)
Undistributed equity in earnings of subsidiaries	(3,462)	(38,514)	(7,300)	—	49,276	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	212	—	5,526	15,171	—	20,909
Deferred income taxes	—	—	(794)	1,816	—	1,022
Non-cash derivative activity	—	1,431	198	350	—	1,979
Amortization of debt issue costs and original issue discount	—	2,328	—	39	—	2,367
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other non-cash items, net	160	—	(1,809)	(1,845)	—	(3,494)
Change in book overdrafts	—	(1,586)	5,937	1,245	—	5,596
Changes in operating assets and liabilities, net	17,068	54,036	(35,404)	(27,440)	—	8,260
Net cash provided by operating activities	32	19,998	4,868	2,353	—	27,251
Cash flows from investing activities
Purchases of property and equipment	—	—	(3,861)	(8,611)	—	(12,472)
Proceeds from disposition of property and equipment	—	—	—	270	—	270
Net cash used in investing activities	—	—	(3,861)	(8,341)	—	(12,202)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(424,665)	(770)	(648)	—	(426,083)
Proceeds from long-term debt	—	406,506	—	3,713	—	410,219
Payment of interest rate swap, net	—	(1,756)	—	—	—	(1,756)
Payments of debt issue costs	—	(15)	—	—	—	(15)
Net cash (used in) provided by financing activities	—	(19,930)	(770)	3,065	—	(17,635)
Effect of exchange rate on cash and cash equivalents	(32)	(68)	(237)	364	—	27
Net change in cash and cash equivalents	—	—	—	(2,559)	—	(2,559)
Cash and cash equivalents
Beginning of period	—	—	—	12,245	—	12,245
End of period	$—	$—	$—	$9,686	$—	$9,686

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(18,380)	$(4,249)	$31,237	$9,175	$(36,163)	$(18,380)
Undistributed equity in earnings of subsidiaries	3,130	(31,237)	(8,056)	—	36,163	—
Adjustments to reconcile Net income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	346	—	5,049	14,860	—	20,255
Deferred income taxes	—	—	—	2,380	—	2,380
Non-cash derivative activity	—	(1,214)	168	3,666	—	2,620
Amortization of debt issue costs and original issue discount	—	1,493	—	191	—	1,684
Impairment of property and equipment and other long-term assets	—	—	—	1,135	—	1,135
Other non-cash items, net	126	—	(1,279)	(955)	—	(2,108)
Change in book overdrafts	—	212	(2,252)	(1,266)	—	(3,306)
Changes in operating assets and liabilities, net	14,853	(19,486)	(16,980)	25,545	—	3,932
Net cash provided by (used in) operating activities	75	(54,481)	7,887	54,731	—	8,212
Cash flows from investing activities
Purchases of property and equipment	(75)	—	(4,511)	(4,188)	—	(8,774)
Proceeds from disposition of property and equipment	—	—	—	262	—	262
Net cash used in investing activities	(75)	—	(4,511)	(3,926)	—	(8,512)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(381,766)	(705)	(64,169)	—	(446,640)
Proceeds from long-term debt	—	252,900	—	15,602	—	268,502
Proceeds from issuance of Senior Secured Notes	—	192,000	—	—	—	192,000
Payment of interest rate swap, net	—	(2,352)	—	—	—	(2,352)
Payments of debt issue costs	—	(6,301)	—	(489)	—	(6,790)
Net cash used in financing activities	—	54,481	(705)	(49,056)	—	4,720
Effect of exchange rate on cash and cash equivalents	—	—	—	(372)	—	(372)
Net change in cash and cash equivalents	—	—	2,671	1,377	—	4,048
Cash and cash equivalents
Beginning of period	—	—	—	19,337	—	19,337
End of period	$—	$—	$2,671	$20,714	$—	$23,385

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Overview
We are one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, IVR, and social media channels. We serve clients across a broad range of industry end-markets, comprising technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare, and government.
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
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 40 languages through a network of over 110 customer contact centers and related facilities in 23 countries. We have approximately 42,500 employees based in the Americas and approximately 15,000 employees based in EMEA. Our blend of domestic, near-shore, and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and segment data therein. Results for interim periods may not be indicative of the results for the full years. The table below presents statement of operations data, including the amount and percentage changes for the periods indicated, as well as Revenues, Costs of services, and SG&A adjusted to exclude the impact of foreign exchange translation. See Non-GAAP Measures for more information on the computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation.

	Three Months Ended June 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2013	2012
Statement of Operations Data:
Revenues:
Americas	$219,782	$209,910	$9,872	4.7%	5.3%	$(1,272)
EMEA	129,137	137,479	(8,342)	(6.1)%	(6.7)%	677
Other	15	(323)	338	(104.6)%	(105.5)%	(10)
Total revenues	348,934	347,066	1,868	0.5%	0.7%	(605)
Operating expenses:
Costs of services:
Americas	137,303	131,155	6,148	4.7%	5.7%	(1,283)
EMEA	93,292	96,356	(3,064)	(3.2)%	(3.8)%	512
Other	1,114	321	793	247.0%	(83.4)%	984
Total costs of services	231,709	227,832	3,877	1.7%	1.6%	213
Selling, general and administrative expenses:
Americas	49,281	48,862	419	0.9%	2.1%	(583)
EMEA	29,147	33,393	(4,246)	(12.7)%	(12.9)%	(28)
Other	11,897	9,750	2,147	22.0%	15.9%	606
Total selling, general and administrative expenses	90,325	92,005	(1,680)	(1.8)%	(1.8)%	(5)
Depreciation and amortization of property and equipment	8,627	8,387	240	2.9%	na	na
Amortization of intangible assets	1,617	1,638	(21)	(1.3)%	na	na
Restructuring and exit charges	1,986	3,503	(1,517)	(43.3)%	na	na
(Gain) loss on foreign currency transactions	(919)	4,674	(5,593)	(119.7)%	na	na
Impairment and (gain) loss on disposal of assets	30	(161)	191	(118.6)%	na	na
Other income, net	(270)	(60)	(210)	350.0%	na	na
Operating income	15,829	9,248	6,581	71.2%	na	na
Interest and other financing costs, net	18,260	23,795	(5,535)	(23.3)%	na	na
Loss before income taxes	(2,431)	(14,547)	12,116	(83.3)%	na	na
Income tax provision	2,440	2,505	(65)	(2.6)%	na	na
Net loss	$(4,871)	$(17,052)	$12,181	(71.4)%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $348,934 for the three months ended June 30, 2013, an increase of $1,868, compared to $347,066 for the three months ended June 30, 2012. Excluding the $605 impact of foreign exchange translation (primarily consists of $1,272 related to the Americas, partially offset by $677 related to EMEA), Revenues increased $2,473 in the second quarter of 2013, as compared to the second quarter of 2012. Revenues increased in the second quarter of 2013 (excluding the impact of foreign exchange translation) primarily attributable to revenue from new clients increasing $15,900, with $10,300 attributable to the Americas region and $5,600 attributable to the EMEA region. In addition, growth of existing client campaigns increased by $1,300, of which $3,400 related to the Americas region, partially offset by a decrease of $2,100 related to the EMEA region. These increases were partially offset by approximately $14,800 of attrition, of which $10,900 related to the EMEA region and $3,900 related to the Americas region.
Costs of Services
Costs of services were $231,709 for the three months ended June 30, 2013, an increase of $3,877, compared to $227,832 for the three months ended June 30, 2012. Excluding the impact of foreign exchange translation of $213 (includes $1,283 related to the Americas, partially offset by $984 related to Other and $512 related to EMEA), Costs of services increased $3,664 during the three months ended June 30, 2013, as compared to the same period of 2012. The changes in Costs of services were primarily due to the aforementioned changes in Revenues.
SG&A
SG&A expenses were $90,325 for the three months ended June 30, 2013, a decrease of $1,680, compared to $92,005 for the three months ended June 30, 2012. Excluding the impact of foreign currency translation of $5 (of which $583 related to Americas and $28 related to EMEA, offset by $606 related to Other), SG&A decreased $1,675 during the three months ended June 30, 2013 as compared to the same period of 2012. The decrease in SG&A was primarily due to incremental cost savings of approximately $1,700 from the sale of our Belgium subsidiary in March 2013, as well as other cost saving initiatives.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $8,627 for the three months ended June 30, 2013, an increase of $240, as compared to $8,387 for the three months ended June 30, 2012. The increase was primarily the result of an increase in assets placed in service during the first quarter of 2013.
Amortization of Intangible Assets
Amortization of intangible assets was $1,617 for the three months ended June 30, 2013, a decrease of $21, or 1.3%, compared to $1,638 for the three months ended June 30, 2012.
Restructuring and Exit Charges
From time to time we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges were $1,986 for the three months ended June 30, 2013, a decrease of $1,517, as compared to $3,503 for the three months ended June 30, 2012. Restructuring charges for the second quarter of 2013 included severance costs of $1,599 and site closure costs of $387, which are primarily ongoing lease and other contractual obligations.
During the three months ended June 30, 2013, 133 positions were eliminated, resulting in total restructuring charges of $1,571 and estimated annualized savings of $344. The remaining accruals for 2013 severance-related activities of $392 and facility exit costs of $88 are expected to be paid during the remainder of 2013.
In the second quarter of 2013, we recognized expense of $415 relating to restructuring activities that were initiated in 2012 and prior years. These activities are expected to be completed by the end of 2016 as the related leases expire. The remaining accrual for severance-related activities of $675 is expected to be paid by the end of 2013, and the remaining accrual for facility exit costs of $2,891 is expected to be paid during the remainder of 2013 through 2016 as the related leases expire.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

(Gain) Loss on Foreign Currency Transactions
We recognized a gain on foreign currency transactions of $919 for the three months ended June 30, 2013, compared to a loss of $4,674 for the three months ended June 30, 2012. The variance is attributable to foreign currency rate fluctuations, primarily related to the strengthening of the U.S. Dollar against the Euro and the British Pound Sterling against the Euro.
Impairment and (Gain) Loss on Disposal of Assets
We recognized a loss on Impairment and gain (loss) on disposal of assets of $30 for the three months ended June 30, 2013, an increase of $191 compared to a gain of $161 for the three months ended June 30, 2012.
Interest and Other Financing Costs, Net
Interest and other financing costs were $18,260 for the three months ended June 30, 2013, a decrease of $5,535, compared to $23,795 for the three months ended June 30, 2012. The decrease was primarily attributable to decreases in non-cash interest related to a mark-to-market gain associated with the interest rate swap in the second quarter of 2013, compared to a loss during the second quarter of 2012.
Income Tax Provision
Our provision for income taxes was $2,440 for the three months ended June 30, 2013, compared to a provision of $2,505 for the three months ended June 30, 2012. The decrease in tax expense resulted primarily from a change in the regional mix of pre-tax book income.
During the second quarter of 2013, the Company released valuation allowance on U.S. state deferred tax assets totaling $744. Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain foreign jurisdictions within the EMEA region where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such targets can be achieved and sustained throughout 2013, we may release all or a portion of the remaining valuation allowances with respect to these operations as early as the third quarter of 2013. Such releases could total up to $27,602 within the next twelve months and would result in a benefit to the income tax rate and net income in the period of release.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and segment data therein. Results for interim periods may not be indicative of the results for the full years. The table below presents statement of operations data, including the amount and percentage changes for the periods indicated, as well as Revenues, Costs of services, and SG&A adjusted to exclude the impact of foreign exchange translation. See Non-GAAP Measures for more information on the computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation.

	Six Months Ended June 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2013	2012
Statement of Operations Data:
Revenues:
Americas	$442,266	$428,320	$13,946	3.3%	4.1%	$(3,482)
EMEA	271,719	282,970	(11,251)	(4.0)%	(4.7)%	1,550
Other	11	(399)	410	(102.8)%	(100.9)%	(26)
Total revenues	713,996	710,891	3,105	0.4%	0.7%	(1,958)
Operating expenses:
Costs of services:
Americas	274,612	266,676	7,936	3.0%	4.1%	(2,903)
EMEA	195,633	199,518	(3,885)	(1.9)%	(2.8)%	1,575
Other	410	(70)	480	(685.7)%	469.2%	419
Total costs of services	470,655	466,124	4,531	1.0%	1.2%	(909)
Selling, general and administrative expenses:
Americas	99,426	100,213	(787)	(0.8)%	0.7%	(1,459)
EMEA	59,761	66,042	(6,281)	(9.5)%	(10.0)%	169
Other	24,254	19,712	4,542	23.0%	22.0%	206
Total selling, general and administrative expenses	183,441	185,967	(2,526)	(1.4)%	(0.8)%	(1,084)
Depreciation and amortization of property and equipment	17,675	16,461	1,214	7.4%	na	na
Amortization of intangible assets	3,234	3,794	(560)	(14.8)%	na	na
Restructuring and exit charges	5,302	5,412	(110)	(2.0)%	na	na
Loss on foreign currency transactions	943	4,818	(3,875)	(80.4)%	na	na
Loss on sale of subsidiary	4,558	—	4,558	na	na	na
Impairment and (gain) loss on disposal of assets	(209)	991	(1,200)	(121.1)%	na	na
Other income, net	(293)	(80)	(213)	266.3%	na	na
Operating income	28,690	27,404	1,286	4.7%	na	na
Interest and other financing costs, net	38,661	41,627	(2,966)	(7.1)%	na	na
Loss before income taxes	(9,971)	(14,223)	4,252	(29.9)%	na	na
Income tax provision	3,975	4,157	(182)	(4.4)%	na	na
Net loss	$(13,946)	$(18,380)	$4,434	(24.1)%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $713,996 for the six months ended June 30, 2013, an increase of $3,105, compared to $710,891 for the six months ended June 30, 2012. Excluding the $1,958 impact of foreign exchange translation (primarily consists of $3,482 related to the Americas, partially offset by $1,550 related to EMEA), Revenues increased $5,063 in the first six months of 2013 as compared to the first six months of 2012. Revenues increased in the first six months of 2013 (excluding the impact of foreign exchange translation) primarily due to revenue from new clients increasing $26,200, with $15,600 attributable to the Americas region and $10,600 attributable to the EMEA region. In addition, growth of existing client campaigns increased by $5,400, of which $13,300 related to the Americas region, partially offset by a decrease of $7,900 related to the EMEA region. These increases were partially offset by $26,600 of attrition, of which $14,100 related to the EMEA region and $12,500 related to the Americas region.
Costs of Services
Costs of services were $470,655 for the six months ended June 30, 2013, an increase of $4,531, compared to $466,124 for the six months ended June 30, 2012. Excluding the impact of foreign exchange translation of $909 (includes $2,903 related to the Americas, partially offset by $1,575 related to EMEA and $419 related to Other), Costs of services increased $5,440 during the six months ended June 30, 2013, as compared to the same period of 2012. The changes in Costs of services were primarily due to the aforementioned changes in Revenues.
SG&A
SG&A expenses were $183,441 for the six months ended June 30, 2013, a decrease of $2,526, compared to $185,967 for the six months ended June 30, 2012. Excluding the impact of foreign currency translation of $1,084 (of which $1,459 related to Americas, partially offset by $206 related to Other and $169 related to EMEA), SG&A decreased $1,442 during the six months ended June 30, 2013 as compared to the same period of 2012. The decrease in SG&A was primarily due to incremental cost saving of approximately $2,400 from the sale of our Belgium subsidiary in March 2013, as well as other cost saving initiatives.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $17,675 for the six months ended June 30, 2013, an increase of $1,214, as compared to $16,461 for the six months ended June 30, 2012. The increase was primarily the result of an increase in assets placed in service in the fourth quarter of 2012.
Amortization of Intangible Assets
Amortization of intangible assets was $3,234 for the six months ended June 30, 2013, a decrease of $560, compared to $3,794 for the six months ended June 30, 2012. The decrease was attributable to customer relationship intangible assets in the Americas becoming fully amortized during the six months ended June 30, 2012.
Restructuring and Exit Charges
From time to time we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges were $5,302 for the six months ended June 30, 2013, compared to $5,412 during the same period in 2012. Restructuring charges for the first six months of 2013 included severance costs of $3,926 and site closure costs of $1,376, which are primarily ongoing lease and other contractual obligations.
During the six months ended June 30, 2013, 299 positions were eliminated, resulting in total restructuring charges of $4,473 and estimated annualized savings of $2,084. The remaining accruals for 2013 severance-related activities of $392 and facility exit costs of $88 are expected to be paid during the remainder of 2013.
During the six months ended June 30, 2013, we recognized expense of $829 relating to restructuring activities that were initiated in 2012 and prior years. These activities are expected to be completed by the end of 2016 as the related leases expire. The remaining accrual for severance-related activities of $675 is expected to be paid by the end of 2013, and the remaining

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

accrual for facility exit costs of $2,891 is expected to be paid during the remainder of 2013 through the year 2016 as the related leases expire.
Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $943 for the six months ended June 30, 2013, a decrease of $3,875, compared to a loss of $4,818 for the six months ended June 30, 2012. The variance is attributable to foreign currency rate fluctuations, primarily related to the strengthening of the U.S. Dollar against the Euro and the British Pound Sterling against the Euro.
Loss on Sale of Subsidiary
We incurred a loss of $4,558 during the six months ended June 30, 2013 relating to the sale of our Belgium subsidiary. See Note 14 in the accompanying Condensed Consolidated Financial Statements for additional details regarding the subsidiary sale.
Impairment and (Gain) Loss on Disposal of Assets
We recognized a gain on disposal of assets of $209 for the six months ended June 30, 2013, a decrease of $1,200 compared to a loss on impairment of assets of $991 for the six months ended June 30, 2012. The decrease primarily relates to an impairment charge of $1,135 recognized on certain of the Company's annuity contracts located in the Americas during the six months ended June 30, 2012.
Interest and Other Financing Costs, Net
Interest and other financing costs were $38,661 for the six months ended June 30, 2013, a decrease of $2,966, compared to $41,627 for the six months ended June 30, 2012. The decrease was primarily attributable to decreases in non-cash interest related to a mark-to-market gain associated with the interest rate swap during the six months ended June 30, 2013, compared to a loss during the six months ended June 30, 2012, and a decrease in interest expense related to our Term Loans, partially offset by an increase in interest expense related to the Senior Secured Notes.
Income Tax Provision
Our provision for income taxes was $3,975 for the six months ended June 30, 2013, compared to a provision of $4,157 for the six months ended June 30, 2012. The decrease in tax expense resulted primarily from the release of valuation allowance on certain U.S. state deferred income taxes in 2013 of $744 offset by additional expense of $400 related to jurisdictions where a valuation allowance was in place at June 30, 2012.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the first quarter of 2013, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $598 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges in the Condensed Consolidated Statements of Comprehensive Loss and an offsetting non-cash income tax benefit of $598 in continuing operations. There was no change in tax expense related to the Income Tax Allocation during the second quarter of 2013.
During the second quarter of 2013, the Company released valuation allowance on U.S. state deferred tax assets totaling $744. Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain foreign jurisdictions within the EMEA region where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such targets can be achieved and sustained throughout 2013, we may release all or a portion of the remaining valuation allowances with respect to these operations as early as the third quarter of 2013. Such releases could total up to $27,602 within the next twelve months and would result in a benefit to the income tax rate and net income in the period of release.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Client Concentration
Our ten largest clients represented approximately 37.0% and 36.6%, respectively, of our revenues for the three and six months ended June 30, 2013, as compared to 35.9% and 36.6%, respectively, for the comparable periods in 2012. No client accounted for more than 10% of our total revenues during these periods.
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
Cash Flows
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Six Months Ended June 30,		(Decrease) to
			Net Cash Flow
	2013	2012	Amount
Cash provided by (used in):
Operating activities	$27,251	$8,212	$19,039
Investing activities	(12,202)	(8,512)	3,690
Financing activities	(17,635)	4,720	(22,355)
Operating Activities.    We generated cash from operations of $27,251 during the six months ended June 30, 2013, a $19,039 increase compared to the same period in 2012. The period-over-period increase was primarily driven by favorable changes in our operating working capital accounts of approximately $19,100, which was primarily due to a decrease in Accounts receivable of approximately $13,500 and an increase in Accounts payable of approximately $6,500.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Investing Activities.    Cash used in investing activities was $12,202 during the six months ended June 30, 2013 compared to $8,512 during the comparable period in 2012. The $3,690 increase was the result of an increase in property and equipment expenditures during the first six months of 2013, as compared to the same period in 2012.
Financing Activities.    Cash used by financing activities was $17,635 during the six months ended June 30, 2013, compared to a source of cash of $4,720 during the same period in 2012. The $22,355 decrease was primarily due to higher pay downs on our Revolvers during the six months ended June 30, 2013, as compared to the same period in 2012.
Cash Position, Working Capital and Indebtedness
As of June 30, 2013, our total Cash and cash equivalents were $9,686 and we had total indebtedness of $723,305. Working capital was $109,276 at June 30, 2013, compared to $143,359 at December 31, 2012, while adjusted working capital (defined as current assets (excluding Cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts)) was $104,337 at June 30, 2013, compared to $131,965 at December 31, 2012, a decrease of $27,628. Adjusted working capital is a non-GAAP measure. See "Non-GAAP Measures" for a reconciliation of this non-GAAP measure.
Contractual Obligations and Commercial Commitments
Senior Notes
On March 18, 2010, SITEL, LLC and Sitel Finance Corp. (the "Issuers") issued the 11.5% Senior Notes due April 1, 2018 having an aggregate principal amount of $300,000 with an original issuance discount of $7,638. The Senior Notes are general unsecured obligations of SITEL Worldwide Corporation and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by our domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1. Proceeds from the Senior Notes offering were used to pay down approximately $231,600 of the Term Loans and 100.0% of the outstanding balance on the Revolvers, both of which are discussed further below.
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
Senior Secured Notes
On April 20, 2012, the Issuers issued the 11.0% Senior Secured Notes due August 1, 2017, having an aggregate principal amount of $200,000 with an original issuance discount of $8,000. The Senior Secured Notes are guaranteed by our domestic subsidiaries and will mature on August 1, 2017. The Senior Secured Notes and the guarantees are the senior obligations of the Issuers and the guarantors and are secured on a first-priority basis by a lien on substantially all of the assets of the Issuers and the guarantors, subject to certain exceptions. Interest accrues on the Senior Secured Notes at a rate of 11.0% annually, and is payable semi-annually in arrears on February 1 and August 1. Proceeds from the Senior Secured Notes offering were used to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
As of June 30, 2013, we had an aggregate of $229,569 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $224,756 of Term Loans and $4,813 of Revolvers. Our Term Loans consisted of $177,973 outstanding on the U.S. term loan, $28,736 outstanding on the Euro term loan, and $18,047 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,035 as of that date. As of June 30, 2013, we had $55,402 available for additional borrowings under our Revolvers.
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
The Revolvers mature in January 2016. In January 2013, the non-extended portion of our U.S. Revolver expired, reducing the borrowing capacity under the Revolvers from $85,000 to $61,250. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate plus the applicable margin of 6.75% or the higher of the one month BA Rate 0.75% or the Canadian prime rate plus the applicable margin of 5.75%.
For the six months ended June 30, 2013, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.61%. The weighted average rate on the Revolvers was 8.19% for the same period. Specified interest rates for the Euro term loan and Canadian term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of June 30, 2013. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout the remainder of 2013.
Off-Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At June 30, 2013, the future lease commitments relating to our operating leases were $128,686. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through June 2014, and are renewed as required. The outstanding commitment on these obligations at June 30, 2013 was $1,035.
Non-GAAP Measures
We use Adjusted working capital and Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation as non-GAAP measures.
The computation of Adjusted working capital is as follows:

	June 30, 2013	December 31, 2012
Working capital (a)	$109,276	$143,359
Adjustments:
Cash and cash equivalents	(9,686)	(12,245)
Restricted cash	(5,123)	(3,758)
Current portion of capital lease obligations	2,688	3,023
Book overdrafts	7,182	1,586
Total adjustments	(4,939)	(11,394)
Adjusted working capital	$104,337	$131,965
(a) Defined as current assets less current liabilities from the Condensed Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

	Three Months Ended June 30,
	2013	2012	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$348,934	$347,066	$1,868	0.5%	0.7%	$(605)	$2,473
Total costs of services	231,709	227,832	3,877	1.7%	1.6%	213	3,664
Total SG&A	90,325	92,005	(1,680)	(1.8)%	(1.8)%	(5)	(1,675)

	Six Months Ended June 30,
	2013	2012	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$713,996	$710,891	$3,105	0.4%	0.7%	$(1,958)	$5,063
Total costs of services	470,655	466,124	4,531	1.0%	1.2%	(909)	5,440
Total SG&A	183,441	185,967	(2,526)	(1.4)%	(0.8)%	(1,084)	(1,442)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2013. As of June 30, 2013, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 30, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
SITEL Worldwide Corporation

Date:	August 6, 2013	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)