Form 10-Q
period 2013-09-30
SITEL Worldwide Corp
filed 2013-11-05
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 1000
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	October 31, 2013
Class A, $0.01 par value	38,380,112
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$12,292	$12,245
Accounts receivable (net of allowance for doubtful accounts of $2,026 and $2,990, respectively)	236,641	264,849
Prepaids and other current assets	55,241	56,642
Total current assets	304,174	333,736
Property and equipment, net	85,044	91,592
Goodwill	117,712	117,720
Other intangible assets, net	38,104	42,930
Deferred income taxes	20,054	14,213
Other noncurrent assets	37,526	42,158
Total assets	$602,614	$642,349
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$20,189	$19,880
Accrued payroll and benefits	86,158	77,243
Accrued liabilities and other	85,923	85,960
Income taxes payable	5,912	4,271
Current portion of capital lease obligations	1,998	3,023
Total current liabilities	200,180	190,377
Long-term debt	714,898	732,335
Capital lease obligations	2,096	1,763
Deferred income taxes	3,783	3,932
Other noncurrent liabilities	47,530	58,722
Total liabilities	968,487	987,129

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	September 30, 2013	December 31, 2012
Commitments and contingencies (see Note 10)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at September 30, 2013 and December 31, 2012	65,081	59,728
Series C, $0.01 par value; 28,881 shares issued and outstanding at September 30, 2013 and December 31, 2012	56,842	50,191
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at September 30, 2013 and December 31, 2012	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 40,013,747 shares (including 7,746,975 restricted shares) and 33,547,331 shares (including 1,773,975 restricted shares) issued at September 30, 2013 and December 31, 2012, respectively; 37,548,640 shares and 31,082,224 shares outstanding at September 30, 2013 and December 31, 2012, respectively	323	318
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at September 30, 2013 and December 31, 2012	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at September 30, 2013 and December 31, 2012	68	68
Additional paid-in capital	363,425	375,243
Accumulated deficit	(794,097)	(789,376)
Accumulated other comprehensive loss	(49,963)	(33,400)
Stock subscriptions receivable	(1,852)	(1,852)
Treasury shares, at cost	(9,247)	(9,247)
Total stockholders’ deficit	(487,796)	(454,699)
Total liabilities and stockholders’ deficit	$602,614	$642,349
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$353,368	$348,118	$1,067,364	$1,059,009
Operating expenses
Costs of services*	231,089	224,523	701,744	690,647
Selling, general, and administrative expenses*	91,072	89,530	274,513	275,497
Depreciation and amortization of property and equipment	8,674	8,658	26,349	25,119
Amortization of intangible assets	1,592	1,628	4,826	5,422
Restructuring and exit charges	1,430	4,147	6,732	9,559
(Gain) loss on foreign currency transactions	(979)	(1,115)	(36)	3,703
Loss on sale of subsidiary	—	—	4,558	—
Impairment and (gain) loss on disposal of assets	(501)	519	(710)	1,510
Other expense (income), net	4	415	(289)	335
Operating income	20,987	19,813	49,677	47,217
Interest and other financing costs, net	21,200	22,108	59,861	63,735
Loss before income taxes	(213)	(2,295)	(10,184)	(16,518)
Income tax (benefit) provision	(9,438)	(2,538)	(5,463)	1,619
Net income (loss)	9,225	243	(4,721)	(18,137)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $0	63	2,648	(9,469)	2,561
Unrealized (loss) gain on derivative valuation, net of tax of $0, $3,237, $598, and $3,237, respectively	(831)	(474)	(6,989)	4,318
Reclassification of pension amounts realized in net loss, net of tax of $0	(32)	(117)	(105)	(342)
Total other comprehensive (loss) income	(800)	2,057	(16,563)	6,537
Comprehensive income (loss)	$8,425	$2,300	$(21,284)	$(11,600)
* Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2012	33,547,331	88,281,647	6,751,263	$318	$882	$68	$375,243	$(789,376)	$(412,865)
Restricted shares granted	6,648,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(675,000)	—	—	—	—	—	—	—	—
Non-cash stock granted	493,416	—	—	5	—	—	186	—	191
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(12,004)	—	(12,004)
Net loss	—	—	—	—	—	—	—	(4,721)	(4,721)
Balances at September 30, 2013	40,013,747	88,281,647	6,751,263	$323	$882	$68	$363,425	$(794,097)	$(429,399)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

		Accumulated Other Comprehensive Loss
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/ Other	Unrealized Loss on Derivatives Valuation	Subsidiary Exchangeable Stock	Stock Subscriptions Receivable	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2012	$(412,865)	$(27,888)	$(84)	$(5,428)	$2,665	$(1,852)	9,192,380	$(9,247)	$(454,699)
Non-cash stock granted	191	—	—	—	—	—	—	—	191
Preferred B and C stock accretion and BCF	(12,004)	—	—	—	—	—	—	—	(12,004)
Reclassification of pension amounts realized in net loss, net of tax of $0	—	—	(105)	—	—	—	—	—	(105)
Unrealized loss on derivative, net of tax of $598	—	—	—	(6,989)	—	—	—	—	(6,989)
Net loss	(4,721)	—	—	—	—	—	—	—	(4,721)
Foreign currency translation adjustment, net of tax of $0	—	(9,469)	—	—	—	—	—	—	(9,469)
Balances at September 30, 2013	$(429,399)	$(37,357)	$(189)	$(12,417)	$2,665	$(1,852)	9,192,380	$(9,247)	$(487,796)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(4,721)	$(18,137)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	31,175	30,541
Deferred income taxes	(8,484)	218
Non-cash derivative activity	6,071	1,417
Amortization of debt issue costs and original issue discount	3,645	2,740
Amortization of deferred training revenue, net of costs	(3,793)	(9,818)
Impairment of property and equipment and other long-term assets	—	1,633
Loss on sale of subsidiary	4,558	—
Other non-cash items, net	(1,175)	6,645
Change in book overdrafts	(945)	(3,391)
Changes in operating assets and liabilities, net	15,990	6,239
Net cash provided by operating activities	42,321	18,087
Cash flows from investing activities
Purchases of property and equipment	(18,576)	(20,992)
Proceeds from disposition of property and equipment	275	265
Net cash used in investing activities	(18,301)	(20,727)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(581,996)	(567,048)
Proceeds from long-term debt	560,632	387,851
Proceeds from issuance of Senior Secured Notes	—	192,000
Payment of interest rate swap, net	(2,688)	(3,172)
Payments of debt issue costs	(16)	(6,874)
Net cash (used in) provided by financing activities	(24,068)	2,757
Effect of exchange rate on cash and cash equivalents	95	(432)
Net change in cash and cash equivalents	47	(315)
Cash and cash equivalents:
Beginning of period	12,245	19,337
End of period	$12,292	$19,022
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

1.	Overview and Basis of Presentation
Overview
Sitel Worldwide Corporation, including consolidated subsidiaries (“Sitel,” “we,” “our,” or “the Company”), is a majority-owned subsidiary of Onex Corporation ("Onex") and is one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, interactive voice response ("IVR"), and social media channels. We provide services to a broad range of industry end-markets, including technology, financial services, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, internet service providers, travel and transportation, insurance, healthcare, and government.
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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which mandates that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which provides scope clarifications related to the previously issued ASU 2011- 11. These ASU's were effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance did not have an impact on our financial statements and related disclosures.
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
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard was effective for prospective application for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial statements and related disclosures. See Note 13 for a summary of amounts reclassified out of Accumulated other comprehensive income for the three and nine months ended September 30, 2013.
In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date", which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of this guidance is not expected to have an impact on our financial statements and related disclosures.
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
In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes", which provides for the inclusion of certain interest rate benchmarks for hedge accounting purposes. ASU No. 2013-10 was effective for the Company for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. ASU 2013-10 did not have an impact on the consolidated financial statements and related disclosures.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)", which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in ASU 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the effect of ASU 2013-11 on our financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.
Out of Period Adjustments
During the nine months ended September 30, 2012, we identified prior period accounting errors related to the ineffective portion of certain foreign currency hedging instruments and the overstatement of an other receivable. The errors were not material to prior periods. Therefore, we recorded the error corrections in the same quarters they were identified, which decreased income before taxes and increased net loss by approximately $517 for the first quarter of 2012 and $390 for the third quarter of 2012. The aggregate impact of the corrections for the nine months ended September 30, 2012 was a $907 decrease in income before taxes and an increase in net loss.

2.	Property and Equipment
The composition of Property and equipment is as follows:

	September 30, 2013	December 31, 2012
Land	$3,554	$3,554
Buildings and improvements	25,871	29,739
Leasehold improvements	60,381	61,934
Computer software	44,934	44,659
Equipment	166,756	161,784
Furniture and fixtures	29,301	28,382
Total original cost	330,797	330,052
Less: Accumulated depreciation	(252,848)	(241,586)
Net, excluding construction in progress	77,949	88,466
Construction in progress	7,095	3,126
Property and equipment, net	$85,044	$91,592
Depreciation expense was $8,674 and $26,349 for the three and nine months ended September 30, 2013, compared to $8,658 and $25,119 for the same periods in 2012, respectively.

3.	Goodwill and Other Intangible Assets
The carrying amount of Goodwill decreased $8 during the nine months ended September 30, 2013, due to foreign currency translation.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The following table presents our Other intangible assets as of September 30, 2013:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(87,602)	$2,084
Trademark and trade name	40,200	(4,180)	36,020
	$129,886	$(91,782)	$38,104
The following table presents our Other intangible assets as of December 31, 2012:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(82,776)	$6,910
Trademark and trade name	40,200	(4,180)	36,020
	$129,886	$(86,956)	$42,930
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $1,592 and $4,826 for the three and nine months ended September 30, 2013, respectively. Amortization expense for the same periods of 2012 was $1,628 and $5,422, respectively. Amortization is estimated to be approximately $6,385 for the year ended December 31, 2013.

4.	Restructuring and Exit Activities
From time to time we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Restructuring expense during the three months ended September 30, 2013 for activities initiated in 2013 was $1,100, of which $991 related to severance costs and $109 related to facility exit costs. Restructuring expense during the nine months ended September 30, 2013 for activities initiated in 2013 was $5,573, of which $4,712 related to severance costs and $861 related to facility exit costs. For these activities, the remaining severance-related accrual of $241 is expected to be paid during the remainder of 2013 and the remaining facility exit costs accrual of $171 is expected to be paid during the remainder of 2013 through the year 2017 as the related leases expire.
Restructuring expense during the three months ended September 30, 2013 for activities initiated prior to 2013 was $330. Restructuring expense during the nine months ended September 30, 2013 for activities initiated prior to 2013 was $1,159, of which $161 related to severance costs and $998 related to facility exit costs. For these activities, the remaining severance-related accrual of $534 is expected to be paid by the end of 2013, and the remaining accrual for facility exit costs of $2,596 is expected to be paid during the remainder of 2013 through the year 2016 as the related leases expire. Total expected expenses during the remainder of 2013 relating to all restructuring activities are $775.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activities initiated in 2013 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2012	$—	$—	$—
Costs accrued (offset was to expense)	4,448	861	5,309
Cash payments	(4,218)	(695)	(4,913)
Foreign exchange and other	11	5	16
September 30, 2013	$241	$171	$412
Current portion of restructuring included in Accrued liabilities and other	$241	$171	$412

Activity not reflected within the restructuring liability:
Costs expensed	$264	$—	$264
Cash payments	$(228)	$—	$(228)
Restructuring expense during the three and nine months ended September 30, 2013 for activities initiated in 2013 was $502 and $2,732 for EMEA and $598 and $2,841 for the Americas, respectively.
The liability for restructuring activities initiated in 2012 and prior years consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2012	$5,789	$3,626	$9,415
Costs accrued (offset was to expense)	129	998	1,127
Cash payments	(5,142)	(1,929)	(7,071)
Foreign exchange and other	(242)	(99)	(341)
September 30, 2013	$534	$2,596	$3,130
Current portion of restructuring included in Accrued liabilities and other	$534	$822	$1,356
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$1,774	$1,774

Activity not reflected within the restructuring liability:
Costs expensed	$5	$—	$5
Cash payments	$(5)	$—	$(5)
Restructuring expense during the three and nine months ended September 30, 2013 for activities initiated in 2012 and prior years was $220 and $485 for EMEA and $110 and $647 for the Americas, respectively. As of September 30, 2013, cumulative restructuring costs related to such activities are $13,848 as of September 30, 2013, of which $10,208 relates to EMEA and $3,640 relates to the Americas.
In January 2007, we approved a plan (“Plan”) to restructure certain operations during 2007 related to the acquisition of Legacy SITEL (which refers to SITEL Corporation, a Minnesota corporation, prior to its acquisition by SITEL Worldwide on January 30, 2007). The Plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. Restructuring expense during the three and nine months ended September 30, 2013 related to the Plan was $0 and $27, respectively. Cash payments during the nine months ended September 30, 2013 related to the Plan was $81. The remaining accrual for all restructuring and exit activities related to the Plan was $116 and $228 at September 30, 2013 and December 31, 2012, respectively, and is recorded in Accrued liabilities and other.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

5.	Long-Term Debt
The composition of Long-term debt is as follows:

	September 30, 2013	December 31, 2012
Senior Notes	$294,854	$294,234
Senior Secured Notes	193,717	192,790
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	—	19,400
Canadian revolver	—	—
Term Loans:
U.S. dollar term loan	177,973	177,973
Euro term loan	29,581	28,984
British pound sterling term loan	18,773	18,954
Total debt	714,898	732,335
Less: Debt maturing within one year	—	—
Total long-term debt	$714,898	$732,335
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
Both the Senior Notes and the Senior Secured Notes contain customary covenants and restrictions on the activities of SITEL, LLC, Sitel Finance Corp. and SITEL, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of SITEL, LLC's assets.
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
The following table presents the tranches of our Senior Secured Credit Facility as of September 30, 2013:

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
A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%. At September 30, 2013 and December 31, 2012, we had $60,220 and $64,456 available under the Revolvers after utilizing $1,030 and $1,144 for letters of credit outstanding.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Future maturities of the Company's outstanding Long-term debt as of September 30, 2013 are summarized as follows:

2013	$—
2014	—
2015	—
2016	—
2017	426,327
2018 and thereafter	300,000
Total debt payments	726,327
Less amount representing unamortized debt discount	(11,429)
Total debt balance at September 30, 2013	$714,898

6.	Redeemable Preferred Stock
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
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of our Board of Directors, accounting guidance requires that we account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. We have determined that the value is immaterial as of September 30, 2013 and December 31, 2012, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At September 30, 2013 and December 31, 2012, the number of shares of Series C Preferred Stock issued and outstanding was 28,881.
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
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at September 30, 2013 of $56,842 is net of deferred financing costs of $183 and the BCF of $1,893. The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at December 31, 2012 of $50,191 is net of deferred financing costs of $212 and the BCF of $2,192. The Series C Preferred Stock ranks senior to each other class of the Company's stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Series B Preferred Stock
On April 3, 2008, we authorized the issuance of 125,000 shares of Series B Preferred Stock. At September 30, 2013 and December 31, 2012, the number of shares of Series B Preferred Stock issued and outstanding was 39,947.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at September 30, 2013 of $65,081 and at December 31, 2012 of $59,728, is net of deferred financing costs of $280 and $324, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

7.	Stock-Based Compensation
The Company’s operating results for the three and nine months ended September 30, 2013 included stock-based compensation expense for issued stock grants of $61 and $191, respectively, compared to $63 and $188 for the same periods in 2012. These grants were primarily related to director and executive compensation. A summary of restricted stock and restricted stock unit activity is set forth below:

Restricted Stock Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2012	1,773,975	$5,038
Granted	6,648,000	2,526
Vested	—	—
Converted	—	—
Forfeited	(675,000)	(257)
Unvested at September 30, 2013	7,746,975	$7,307

Restricted Stock Unit Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2012	1,724,000	$4,453
Granted	50,000	19
Vested	—	—
Forfeited	(156,000)	(314)
Unvested at September 30, 2013	1,618,000	$4,158

During the nine months ended September 30, 2013, we issued 6,648,000 shares of Class A Common Stock to various executives pursuant to the terms of a Restricted Stock Grant Plan and Agreement with each executive. The restricted shares will generally be earned based on the attainment of specified goals achieved over a performance period.
As of September 30, 2013, there was approximately $9,257 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize the cost for restricted stock units over a period of three years following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our Restricted Plans. We will recognize the cost for restricted shares either immediately, over a two-year period, or over a three-year period, depending on the terms of the restricted share agreement, commencing upon a change in control, initial public offering, or liquidity event.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

8.	Income Taxes
The effective tax rate of 53.6% for the nine months ended September 30, 2013 differs from the effective tax rate of (9.8)% for the same period of 2012, because the pre-tax book loss decreased compared to the third quarter of 2012 and we recognized a tax benefit for the nine months ended September 30, 2013 compared to tax expense for the nine months ended September 30, 2012. The difference resulted primarily from the release of valuation allowance on U.S. state deferred income taxes of $744 and $10,419 on deferred tax assets of our French subsidiary, offset by additional expense of $3,254 related to jurisdictions where a valuation allowance was in place at September 30, 2012. A benefit of approximately $3,000 was also recorded in the nine months ended September 30, 2013 resulting from audit settlements and statute lapses, which was offset by the benefit that was recorded in the nine months ended September 30, 2012 for the Income Tax Allocation.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). Through the third quarter of 2013, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $598 against Other comprehensive (loss) income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges that are designated as accounting hedges and an offsetting non-cash income tax benefit of $598 in continuing operations.
Our gross unrecognized tax benefits (excluding interest and penalties) decreased from $36,658 at December 31, 2012 to $26,280 at September 30, 2013, primarily resulting from audit settlements and statute lapses in certain foreign jurisdictions. There were no cash payments associated with the audit settlements. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $29,445. We believe that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $1,677 as a result of statute expirations or final resolution.

9.	Employee Benefits and Compensation
We have defined benefit pension plans covering certain employees outside of the United States. These plans are administered by a third party and include limited activity. The components of the net pension liability of $4,839 at September 30, 2013 and $4,779 at December 31, 2012 are included in Other noncurrent liabilities and Other noncurrent assets. Net periodic pension cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$137	$130	411	385
Interest cost	87	81	260	245
Expected return on plan assets	(77)	(71)	(225)	(210)
Past service costs	38	40	120	118
Amortization of actuarial gains and losses	(70)	(154)	(225)	(458)
Net periodic pension cost	$115	$26	341	80
We also sponsor various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans were $204 and $629 in the three and nine months ended September 30, 2013, respectively. Expenses related to these plans in the same periods of 2012 were $135 and $313, respectively.

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The French tax authorities have assessed SITEL France approximately €7,900 (equivalent to approximately $10,700 as of September 30, 2013) for the periods from 2007 to July 2010 for value added taxes related to its performance of intermediary insurance services for the sale of insurance products on behalf of its insurance clients. The Company maintains that its services fall within the French value added tax exemption for intermediary insurance services and, at September 30, 2013, no reserve has been recorded in the financial statements. In the event litigation is necessary to resolve this issue, SITEL France will be required to deposit the amount of the assessment with the French tax authorities or guarantee payment to enforce its rights through the French court system.
On July 21, 2009, one of our former clients filed an action against us in the United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleged that we failed to maintain certain call recordings on behalf of such client and sought actual damages or, in the alternative, "liquidated" damages in the amount of $33,500. On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid service fees. In May 2013, the Court granted our motion for summary judgment dismissing all claims against us and entered judgment in our favor. The matter was settled in our favor at mediation for an agreed-upon amount of $250, which we recorded in Other income, net, in the accompanying Condensed Consolidated Statements of Comprehensive (Income) Loss.
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
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,600 as of September 30, 2013) for a period extending from 2004 to October 2008. We currently estimate that the amount of the assessment is now approximately R$7,700 (equivalent to approximately $3,500 as of September 30, 2013), due to increases in interest and penalties. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the R$7,700 assessment. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of September 30, 2013 and December 31, 2012.

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
Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of September 30, 2013, we had forward contracts maturing within the next fifteen months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $3,509 and $2,921 and as Other noncurrent liabilities of $4,681 and $8,764 as of September 30, 2013 and December 31, 2012, respectively.
For the three and nine months ended September 30, 2013, we recorded losses of $932 and $2,688 for settled interest payments, compared to losses of $820 and $3,172 for the three and nine months ended September 30, 2012. Additionally, there was a non-cash mark-to-market valuation increase in the liability of $1,060 and reduction in the liability of $808 for the three and nine months ended September 30, 2013, compared to an increase of $1,401 and $2,616 for the same periods in 2012, respectively. These amounts are reflected in Interest and other financing costs, net.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$374	$3,138	Accrued liabilities and other	$(5,236)	$(1,778)
Foreign exchange contracts	Other noncurrent assets	1	2	Other noncurrent liabilities	(631)	(130)
Total		$375	$3,140		$(5,867)	$(1,908)
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$(3,509)	$(2,921)
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	(4,681)	(8,764)
Foreign exchange contracts	Prepaids and other current assets	1,441	184	Accrued liabilities and other	(2,661)	(1,315)
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	(303)	(28)
Total		$1,441	$184		$(11,154)	$(13,028)
Total derivatives		$1,816	$3,324		$(17,021)	$(14,936)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012
Foreign exchange contracts	$(2,179)	$2,300	COS and SG&A	$(1,348)	$(463)
Total	$(2,179)	$2,300		$(1,348)	$(463)

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Foreign exchange contracts	$(6,466)	$5,549	COS and SG&A	$(75)	$(2,006)
Total	$(6,466)	$5,549		$(75)	$(2,006)
For the three and nine months ended September 30, 2013 we recorded losses of $833 and $25, respectively, compared to losses of $299 and $1,278, respectively, for the same periods in 2012 to Cost of services. For the three and nine months ended September 30, 2013, we recorded losses of $515 and $50, respectively, compared to losses of $164 and $728, respectively, for the same periods in 2012 to Selling, general, and administrative expenses (“SG&A”) for the effective portion of settled hedge contracts. We expect unrealized losses of $4,832 will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and SG&A over the next twelve months. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2013.
For the three and nine months ended September 30, 2013 we recognized losses on foreign currency transactions related to the ineffective portion of the derivative instruments of $104 and $197, respectively, compared to a loss of $28 and a gain of $202, respectively, for the same periods in 2012.

Derivatives Not Designated as Hedging Instruments	Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized in Income on Derivative		Amount of (Loss) or Gain Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Foreign exchange contracts	COS and SG&A	$(646)	$897	$(1,210)	$1,155
Foreign exchange contracts	Foreign currency transactions	3,301	(497)	5,231	461
Total		$2,655	$400	$4,021	$1,616
For the three and nine months ended September 30, 2013, we recorded losses of $388 and $726, respectively, compared to gains of $538 and $693, respectively, for the same periods in 2012 to Cost of services for derivatives not designated as hedging contracts. For the three and nine months ended September 30, 2013, we recorded losses of $258 and $484, respectively, compared to gains of $359 and $462, respectively, for the same periods in 2012 to SG&A for derivatives not designated as hedging contracts.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Current Contracts
At September 30, 2013, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	141,182

12.	Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities. The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $714,898 and $732,335 at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of such debt was $713,000 and $732,000 at September 30, 2013 and December 31, 2012, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The following tables summarize the value of financial instruments by the pricing levels defined above as of September 30, 2013 and December 31, 2012. There were no transfers between pricing levels for the nine month period ended September 30, 2013.

	Fair Value Measurements at September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,816	$—	$1,816	$—
Total	$1,816	$—	$1,816	$—
Liabilities
Foreign currency forward contracts	$8,831	$—	$8,831	$—
Interest rate derivative instrument	8,190	—	8,190	—
Total	$17,021	$—	$17,021	$—

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$3,324	$—	$3,324	$—
Total	$3,324	$—	$3,324	$—
Liabilities
Foreign currency forward contracts	$3,251	$—	$3,251	$—
Interest rate derivative instrument	11,685	—	11,685	—
Total	$14,936	$—	$14,936	$—
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
No impairment charges related to Goodwill and Other intangible assets were recorded during the three and nine months ended September 30, 2013 and 2012.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. No impairment charges related to long-lived assets were recorded during the three and nine months ended September 30, 2013 and 2012.
We have certain annuity contracts included within Other noncurrent assets on the accompanying Condensed Consolidated Balance Sheets. These assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. Third-party recoverability information was used to assess the fair value of these annuity contracts. Based on our assessment, we recorded impairment charges of $498 and $1,633, respectively, for the three and nine months ended September 30, 2012. The charges were primarily related to the impairment of the full value of certain annuity contracts in the Americas. During the third quarter of 2013, we received approximately $500 in liquidation payments related to these annuity contracts, which was recorded as a gain to Impairment and (gain) loss on disposal of assets for the three and nine months ended September 30, 2013.

13.	Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Three Months Ended September 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(11,586)	$(157)	$(37,420)	$(49,163)
Other comprehensive (loss) income before reclassifications, net of tax of $0	(2,179)	—	63	(2,116)
Amounts reclassified from accumulated other comprehensive loss (b)	1,348	(32)	—	1,316
Net current-period other comprehensive loss	(831)	(32)	63	(800)
Ending balance	$(12,417)	$(189)	$(37,357)	$(49,963)

	For the Nine Months Ended September 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(5,428)	$(84)	$(27,888)	$(33,400)
Other comprehensive (loss) income before reclassifications, net of tax of $598	(7,064)	—	(9,469)	(16,533)
Amounts reclassified from accumulated other comprehensive loss (b)	75	(105)	—	(30)
Net current-period other comprehensive loss	(6,989)	(105)	(9,469)	(16,563)
Ending balance	$(12,417)	$(189)	$(37,357)	$(49,963)

(a)	Amounts are net-of-tax. Amounts in parentheses indicate debits.

(b)	See separate table below for details about these reclassifications.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

For the Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(833)	COS
	(515)	SG&A
	(1,348)	Total before tax
	—	Tax (expense) or benefit
	(1,348)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(38)	SG&A
Actuarial gains	70	SG&A
	32	Total before tax
	—	Tax (expense) or benefit
	$32	Net of tax

Total reclassifications for the period	$(1,316)	Net of tax

For the Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(25)	COS
	(50)	SG&A
	(75)	Total before tax
	—	Tax (expense) or benefit
	(75)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(120)	SG&A
Actuarial gains	225	SG&A
	105	Total before tax
	—	Tax (expense) or benefit
	$105	Net of tax

Total reclassifications for the period	$30	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

14.	Related Party Transactions
Stock Sale
On March 29, 2013, the Company sold all of its common stock, totaling 1,287,000 shares, in its Sitel Belgium NV (“Belgium”) subsidiary to HV Management Consulting BVBA (“HVMC”), a company of which the controlling shareholder and chief executive officer is the former Belgium country manager and director, for a nominal price. During the first quarter of 2013, the Company recorded a Loss on sale of subsidiary of $4,558 related to the Belgium sale in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
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
Information about the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas
Revenues	$223,322	$218,135	$665,588	$646,455
Gross margin	83,203	83,969	250,857	245,612
SG&A	49,731	50,966	149,157	151,178
Segment operating results	$33,472	$33,003	$101,700	$94,434
GM%	37.3%	38.5%	37.7%	38.0%
SG&A%	22.3%	23.4%	22.4%	23.4%
Op Results%	15.0%	15.1%	15.3%	14.6%

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EMEA
Revenues	$130,046	$130,085	$401,765	$413,055
Gross margin	39,535	39,243	115,620	122,694
SG&A	26,190	30,713	85,949	96,754
Segment operating results	$13,345	$8,530	$29,671	$25,940
GM%	30.4%	30.2%	28.8%	29.7%
SG&A%	20.1%	23.6%	21.4%	23.4%
Op Results%	10.3%	6.6%	7.4%	6.3%

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment operating results:
Americas	$33,472	$33,003	$101,700	$94,434
EMEA	13,345	8,530	29,671	25,940
Total	46,817	41,533	131,371	120,374

Corporate and other(1)	15,610	7,468	40,264	27,509
Depreciation and amortization	10,266	10,286	31,175	30,541
Restructuring and exit charges	1,430	4,147	6,732	9,559
Loss on sale of subsidiary	—	—	4,558	—
Other operating (income) expense(2)	(1,476)	(181)	(1,035)	5,548
Operating income	20,987	19,813	49,677	47,217
Interest and other financing costs, net	21,200	22,108	59,861	63,735
Loss before income taxes	$(213)	$(2,295)	$(10,184)	$(16,518)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Condensed Consolidated Statements of Comprehensive Income (Loss) for (Gain) loss on foreign currency transactions, Impairment and (gain) loss on disposal of assets, and Other expense (income), net.

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
Revisions to Prior Period Financial Statements
During the nine months ended September 30, 2013, the Company determined that it did not properly classify certain other comprehensive income and accumulated other comprehensive income transactions between its issuer, guarantor and non-guarantor columns in its supplemental condensed consolidating financial information footnote in previous interim periods or at December 31, 2012 and December 31, 2011. The Company also determined that it did not properly classify certain investment in affiliates balances between the parent, issuer, and the guarantor columns as well as certain deferred taxes between the issuer, guarantor and non-guarantor columns in the previous interim periods or at December 31, 2012 and December 31, 2011. There was no impact on the consolidated balance sheet, statement of income (loss) or statement of cash flows.

The corrections to the Condensed Consolidating Balance Sheet as of December 31, 2012, presented herein, are as follows:

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Change to Prepaids and other current assets	$120,254	$—	$(120,254)	$—	$—	$—
Change to Total current assets	120,254	—	(120,254)	—	—	—
Change to Investments in affiliates	(120,254)	(14,327)	113,091	—	21,490	—
Change to Total assets	—	(14,327)	(7,163)	—	21,490	—
Change to Accrued liabilities and other	—	21,964	(18,394)	(3,570)	—	—
Change to Total current liabilities	—	21,964	(18,394)	(3,570)	—	—
Change to Deferred income taxes	—	—	(3,570)	3,570	—	—
Change to Total liabilities	—	21,964	(21,964)	—	—	—
Change to Accumulated other comprehensive (loss) income	—	(36,291)	14,801	—	21,490	—
Change to Total stockholders' (deficit) equity	—	(36,291)	14,801	—	21,490	—
Change to Total liabilities and stockholders' (deficit) equity	—	(14,327)	(7,163)	—	21,490	—

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The corrections to the Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2012, presented herein, are as follows:

	Parent	Issuers	Guarantors		Non- Guarantors	Eliminations	Total Consolidated
Change to Foreign currency translation adjustments, net of tax	$—	$(1,583)	$(869)		$1,252	$1,200	$—
Change to Unrealized gain (loss) on derivative valuation, net of tax	—	474	451	—	—	(925)	—
Change to Reclassification of pension amounts realized in net loss	—	117	117	—	—	(234)	—
Change to Comprehensive income	—	(992)	(301)	—	1,252	41	—
The corrections to the Condensed Consolidating Statement of Comprehensive (Loss) Income for the nine months ended September 30, 2012, presented herein, are as follows:

	Parent	Issuers	Guarantors		Non- Guarantors	Eliminations	Total Consolidated
Change to Foreign currency translation adjustments, net of tax	$—	$(1,567)	$(1,496)		$1,193	$1,870	$—
Change to Unrealized gain (loss) on derivative valuation, net of tax	—	(4,318)	538	—	—	3,780	—
Change to Reclassification of pension amounts realized in net loss	—	342	342	—	—	(684)	—
Change to Comprehensive (loss) income	—	(5,543)	(616)	—	1,193	4,966	—
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company's previously issued interim or annual consolidated financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the year ended December 31, 2012, and for the three and nine month periods ended September 30, 2012 and will disclose the impact of the revisions on previously reported amounts and revise the interim condensed consolidating information for comparative periods in future quarterly filings.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
September 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$12,292	$—	$12,292
Accounts receivable (net of allowance for doubtful accounts)	—	—	101,563	135,078	—	236,641
Prepaids and other current assets	249,343	739	132,140	300,947	(627,928)	55,241
Total current assets	249,343	739	233,703	448,317	(627,928)	304,174
Property and equipment, net	306	—	35,268	49,470	—	85,044
Goodwill	—	—	16,690	101,022	—	117,712
Other intangible assets, net	—	—	16,104	22,000	—	38,104
Deferred income taxes	—	—	5,036	15,018	—	20,054
Investments in affiliates	(477,992)	455,578	180,179	—	(157,765)	—
Other noncurrent assets	2,888	87,926	45,847	24,175	(123,310)	37,526
Total assets	$(225,455)	$544,243	$532,827	$660,002	$(909,003)	$602,614
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$754	$—	$6,087	$13,348	$—	$20,189
Accrued payroll and benefits	1,688	—	15,851	68,619	—	86,158
Accrued liabilities and other	137,754	366,771	40,661	168,665	(627,928)	85,923
Income taxes payable	222	19	—	5,671	—	5,912
Current portion of capital lease obligations	—	—	1,391	607	—	1,998
Total current liabilities	140,418	366,790	63,990	256,910	(627,928)	200,180
Long-term debt	—	666,543	—	48,355	—	714,898
Capital lease obligations	—	—	2,002	94	—	2,096
Deferred income taxes	—	—	362	3,421	—	3,783
Other noncurrent liabilities	—	4,681	10,895	155,264	(123,310)	47,530
Total liabilities	140,418	1,038,014	77,249	464,044	(751,238)	968,487
Series B PIK preferred stock	65,081	—	—	—	—	65,081
Series C PIK preferred stock, net of beneficial conversion feature	56,842	—	—	—	—	56,842
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,273	—	536	168,965	(169,501)	1,273
Additional paid-in capital	363,425	105,786	668,880	309,794	(1,084,460)	363,425
Accumulated deficit	(794,097)	(547,296)	(161,577)	(290,381)	999,254	(794,097)
Accumulated other comprehensive (loss) income	(49,963)	(52,261)	(52,261)	7,580	96,942	(49,963)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' (deficit) equity	(487,796)	(493,771)	455,578	195,958	(157,765)	(487,796)
Total liabilities and stockholders' (deficit) equity	$(225,455)	$544,243	$532,827	$660,002	$(909,003)	$602,614

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
December 31, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$12,245	$—	$12,245
Accounts receivable (net of allowance for doubtful accounts)	—	—	108,428	156,421	—	264,849
Prepaids and other current assets	273,570	53	36,423	285,757	(539,161)	56,642
Total current assets	273,570	53	144,851	454,423	(539,161)	333,736
Property and equipment, net	627	—	32,462	58,503	—	91,592
Goodwill	—	—	16,690	101,030	—	117,720
Other intangible assets, net	—	—	16,104	26,826	—	42,930
Deferred income taxes	—	—	4,704	9,509	—	14,213
Investments in affiliates	(482,406)	396,622	170,533	—	(84,749)	—
Other noncurrent assets	2,900	89,911	45,730	27,289	(123,672)	42,158
Total assets	$(205,309)	$486,586	$431,074	$677,580	$(747,582)	$642,349
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$1,079	$10	$7,311	$11,480	$—	$19,880
Accrued payroll and benefits	414	—	10,276	66,553	—	77,243
Accrued liabilities and other	137,688	290,507	4,554	192,372	(539,161)	85,960
Income taxes payable	290	1	—	3,980	—	4,271
Current portion of capital lease obligations	—	—	1,347	1,676	—	3,023
Total current liabilities	139,471	290,518	23,488	276,061	(539,161)	190,377
Long-term debt	—	684,397	—	47,938	—	732,335
Capital lease obligations	—	—	425	1,338	—	1,763
Deferred income taxes	—	—	362	3,570	—	3,932
Other noncurrent liabilities	—	8,763	10,177	163,454	(123,672)	58,722
Total liabilities	139,471	983,678	34,452	492,361	(662,833)	987,129
Series B PIK preferred stock	59,728	—	—	—	—	59,728
Series C PIK preferred stock, net of beneficial conversion feature	50,191	—	—	—	—	50,191
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,268	—	536	168,965	(169,501)	1,268
Additional paid-in capital	375,243	105,786	668,880	316,147	(1,090,813)	375,243
Accumulated deficit	(789,376)	(566,587)	(236,503)	(318,165)	1,121,255	(789,376)
Accumulated other comprehensive (loss) income	(33,400)	(36,291)	(36,291)	18,272	54,310	(33,400)
Stock subscriptions receivable	(1,852)	—	—	—	—	(1,852)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' (deficit) equity	(454,699)	(497,092)	396,622	185,219	(84,749)	(454,699)
Total liabilities and stockholders' (deficit) equity	$(205,309)	$486,586	$431,074	$677,580	$(747,582)	$642,349

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$109,326	$244,042	$—	$353,368
Operating expenses
Costs of services*	—	—	66,666	164,423	—	231,089
Selling, general, and administrative expenses*	7,865	34	21,919	61,254	—	91,072
Depreciation and amortization of property and equipment	102	—	2,806	5,766	—	8,674
Amortization of intangible assets	—	—	—	1,592	—	1,592
Restructuring and exit charges	—	—	199	1,231	—	1,430
Loss (gain) on foreign currency transactions	169	(1,160)	(438)	450	—	(979)
Other, net	35	—	2	(534)	—	(497)
Operating (loss) income	(8,171)	1,126	18,172	9,860	—	20,987
Interest and other financing costs, net	—	20,547	850	(197)	—	21,200
Equity in earnings of subsidiaries	(17,500)	(36,410)	(18,815)	—	72,725	—
Income (loss) before income taxes	9,329	16,989	36,137	10,057	(72,725)	(213)
Income tax provision (benefit)	104	—	(273)	(9,269)	—	(9,438)
Net income (loss)	9,225	16,989	36,410	19,326	(72,725)	9,225
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0	63	(469)	(469)	(685)	1,623	63
Unrealized (loss) gain on derivative valuation, net of tax of $0	(831)	(831)	(831)	(1,036)	2,698	(831)
Reclassification of pension amounts realized in net loss, net of tax of $0	(32)	(32)	(32)	(32)	96	(32)
Comprehensive income (loss)	$8,425	$15,657	$35,078	$17,573	$(68,308)	$8,425
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Nine Months Ended September 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$310,515	$756,849	$—	$1,067,364
Operating expenses
Costs of services*	—	—	187,864	513,880	—	701,744
Selling, general, and administrative expenses*	24,720	104	63,674	186,015	—	274,513
Depreciation and amortization of property and equipment	314	—	8,332	17,703	—	26,349
Amortization of intangible assets	—	—	—	4,826	—	4,826
Restructuring and exit charges	—	—	744	5,988	—	6,732
Loss (gain) on foreign currency transactions	178	71	293	(578)	—	(36)
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other, net	152	—	(249)	(902)	—	(999)
Operating (loss) income	(25,364)	(175)	49,857	25,359	—	49,677
Interest and other financing costs, net	8	55,457	2,360	2,036	—	59,861
Equity in earnings of subsidiaries	(20,962)	(74,924)	(26,115)	—	122,001	—
(Loss) income before income taxes	(4,410)	19,292	73,612	23,323	(122,001)	(10,184)
Income tax provision (benefit)	311	—	(1,312)	(4,462)	—	(5,463)
Net (loss) income	(4,721)	19,292	74,924	27,785	(122,001)	(4,721)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(9,469)	(8,876)	(8,876)	(9,905)	27,657	(9,469)
Unrealized (loss) gain on derivative valuation, net of tax of $598	(6,989)	(6,989)	(6,989)	(682)	14,660	(6,989)
Reclassification of pension amounts realized in net loss, net of tax of $0	(105)	(105)	(105)	(105)	315	(105)
Comprehensive (loss) income	$(21,284)	$3,322	$58,954	$17,093	$(79,369)	$(21,284)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$95,586	$252,532	$—	$348,118
Operating expenses
Costs of services*	—	—	56,278	168,245	—	224,523
Selling, general, and administrative expenses*	5,752	33	20,702	63,043	—	89,530
Depreciation and amortization of property and equipment	168	—	2,427	6,063	—	8,658
Amortization of intangible assets	—	—	—	1,628	—	1,628
Restructuring and exit charges	2	—	591	3,554	—	4,147
Loss (gain) on foreign currency transactions	188	(880)	(1,226)	803	—	(1,115)
Other, net	(319)	25	(1)	1,229	—	934
Operating (loss) income	(5,791)	822	16,815	7,967	—	19,813
Interest and other financing costs, net	349	20,603	534	622	—	22,108
Equity in earnings of subsidiaries	(6,473)	(25,954)	(6,117)	—	38,544	—
Income (loss) before income taxes	333	6,173	22,398	7,345	(38,544)	(2,295)
Income tax provision (benefit)	90	—	(3,556)	928	—	(2,538)
Net income	243	6,173	25,954	6,417	(38,544)	243
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0	2,648	1,583	1,583	1,868	(5,034)	2,648
Unrealized loss on derivative valuation, net of tax of $3,237	(474)	(474)	(474)	(451)	1,399	(474)
Reclassification of pension amounts realized in net loss, net of tax of $0	(117)	(117)	(117)	(117)	351	(117)
Comprehensive income	$2,300	$7,165	$26,946	$7,717	$(41,828)	$2,300
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Nine Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$282,200	$776,809	$—	$1,059,009
Operating expenses
Costs of services*	—	—	168,955	521,692	—	690,647
Selling, general, and administrative expenses*	19,454	142	61,972	193,929	—	275,497
Depreciation and amortization of property and equipment	514	—	7,255	17,350	—	25,119
Amortization of intangible assets	—	—	222	5,200	—	5,422
Restructuring and exit charges	2	—	1,215	8,342	—	9,559
(Gain) loss on foreign currency transactions	(47)	(552)	516	3,786	—	3,703
Other, net	(405)	24	—	2,226	—	1,845
Operating (loss) income	(19,518)	386	42,065	24,284	—	47,217
Interest and other financing costs, net	1,635	55,653	1,597	4,850	—	63,735
Equity in earnings of subsidiaries	(3,343)	(57,191)	(14,173)	—	74,707	—
(Loss) income before income taxes	(17,810)	1,924	54,641	19,434	(74,707)	(16,518)
Income tax provision (benefit)	327	—	(2,550)	3,842	—	1,619
Net (loss) income	(18,137)	1,924	57,191	15,592	(74,707)	(18,137)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0	2,561	1,567	1,567	2,408	(5,542)	2,561
Unrealized gain (loss) on derivative valuation, net of tax of $3,237	4,318	4,318	4,318	(537)	(8,099)	4,318
Reclassification of pension amounts realized in net loss, net of tax of $0	(342)	(342)	(342)	(342)	1,026	(342)
Comprehensive (loss) income	$(11,600)	$7,467	$62,734	$17,121	$(87,322)	$(11,600)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(4,721)	$19,292	$74,924	$27,785	$(122,001)	$(4,721)
Undistributed equity in earnings of subsidiaries	(20,962)	(74,924)	(26,115)	—	122,001	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	314	—	8,332	22,529	—	31,175
Deferred income taxes	—	—	(933)	(7,551)	—	(8,484)
Non-cash derivative activity	—	(505)	2,751	3,825	—	6,071
Amortization of debt issue costs and original issue discount	—	3,579	—	66	—	3,645
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other non-cash items, net	223	—	(2,412)	(2,779)	—	(4,968)
Change in book overdrafts	—	(1,586)	324	317	—	(945)
Changes in operating assets and liabilities, net	25,138	76,174	(47,792)	(37,530)	—	15,990
Net cash (used in) provided by operating activities	(8)	22,030	9,079	11,220	—	42,321
Cash flows from investing activities
Purchases of property and equipment	(23)	—	(8,320)	(10,233)	—	(18,576)
Proceeds from disposition of property and equipment	—	—	—	275	—	275
Net cash used in investing activities	(23)	—	(8,320)	(9,958)	—	(18,301)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(576,200)	(1,204)	(4,592)	—	(581,996)
Proceeds from long-term debt	—	556,941	—	3,691	—	560,632
Payment of interest rate swap, net	—	(2,688)	—	—	—	(2,688)
Payments of debt issue costs	—	(15)	—	(1)	—	(16)
Net cash used in financing activities	—	(21,962)	(1,204)	(902)	—	(24,068)
Effect of exchange rate on cash and cash equivalents	31	(68)	445	(313)	—	95
Net change in cash and cash equivalents	—	—	—	47	—	47
Cash and cash equivalents
Beginning of period	—	—	—	12,245	—	12,245
End of period	$—	$—	$—	$12,292	$—	$12,292

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(18,137)	$1,924	$57,191	$15,592	$(74,707)	$(18,137)
Undistributed equity in earnings of subsidiaries	(3,343)	(57,191)	(14,173)	—	74,707	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	514	—	7,477	22,550	—	30,541
Deferred income taxes	—	—	(3,237)	3,455	—	218
Non-cash derivative activity	—	103	840	474	—	1,417
Amortization of debt issue costs and original issue discount	—	2,549	—	191	—	2,740
Impairment of property and equipment and other long-term assets	—	—	—	1,633	—	1,633
Other non-cash items, net	189	—	(2,259)	(1,103)	—	(3,173)
Change in book overdrafts	—	127	(2,252)	(1,266)	—	(3,391)
Changes in operating assets and liabilities, net	20,835	(636)	(30,266)	16,306	—	6,239
Net cash provided by (used in) operating activities	58	(53,124)	13,321	57,832	—	18,087
Cash flows from investing activities
Purchases of property and equipment	(58)	—	(7,163)	(13,771)	—	(20,992)
Proceeds from disposition of property and equipment	—	—	—	265	—	265
Net cash used in investing activities	(58)	—	(7,163)	(13,506)	—	(20,727)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(501,568)	(1,074)	(64,406)	—	(567,048)
Proceeds from long-term debt	—	372,249	—	15,602	—	387,851
Proceeds from issuance of Senior Secured Notes	—	192,000	—	—	—	192,000
Payment of interest rate swap, net	—	(3,172)	—	—	—	(3,172)
Payments of debt issue costs	—	(6,385)	—	(489)	—	(6,874)
Net cash provided by (used in) financing activities	—	53,124	(1,074)	(49,293)	—	2,757
Effect of exchange rate on cash and cash equivalents	—	—	—	(432)	—	(432)
Net change in cash and cash equivalents	—	—	5,084	(5,399)	—	(315)
Cash and cash equivalents
Beginning of period	—	—	—	19,337	—	19,337
End of period	$—	$—	$5,084	$13,938	$—	$19,022

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
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 40 languages through a network of approximately 110 customer contact centers and related facilities in 23 countries. We have approximately 42,000 employees based in the Americas and approximately 15,100 employees based in EMEA. Our blend of domestic, near-shore, and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
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
Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2013	2012
Statement of Operations Data:
Revenues:
Americas	$223,322	$218,135	$5,187	2.4%	3.5%	$(2,447)
EMEA	130,046	130,085	(39)	—%	(4.8)%	6,240
Other	—	(102)	102	(100.0)%	(126.7)%	(26)
Total revenues	353,368	348,118	5,250	1.5%	0.4%	3,767
Operating expenses:
Costs of services:
Americas	140,119	134,166	5,953	4.4%	6.7%	(2,952)
EMEA	90,511	90,842	(331)	(0.4)%	(5.1)%	4,327
Other	459	(485)	944	(194.6)%	(137.7)%	681
Total costs of services	231,089	224,523	6,566	2.9%	2.0%	2,056
Selling, general and administrative expenses:
Americas	49,731	50,966	(1,235)	(2.4)%	(0.4)%	(1,053)
EMEA	26,190	30,713	(4,523)	(14.7)%	(18.2)%	1,073
Other	15,151	7,851	7,300	93.0%	90.9%	5
Total selling, general and administrative expenses	91,072	89,530	1,542	1.7%	1.7%	25
Depreciation and amortization of property and equipment	8,674	8,658	16	0.2%	na	na
Amortization of intangible assets	1,592	1,628	(36)	(2.2)%	na	na
Restructuring and exit charges	1,430	4,147	(2,717)	(65.5)%	na	na
Gain on foreign currency transactions	(979)	(1,115)	136	(12.2)%	na	na
Impairment and (gain) loss on disposal of assets	(501)	519	(1,020)	(196.5)%	na	na
Other expense, net	4	415	(411)	(99.0)%	na	na
Operating income	20,987	19,813	1,174	5.9%	na	na
Interest and other financing costs, net	21,200	22,108	(908)	(4.1)%	na	na
Loss before income taxes	(213)	(2,295)	2,082	(90.7)%	na	na
Income tax benefit	(9,438)	(2,538)	(6,900)	271.9%	na	na
Net income	$9,225	$243	$8,982	3,696.3%	na	na
Revenues
We reported Revenues of $353,368 for the three months ended September 30, 2013, an increase of $5,250, compared to $348,118 for the three months ended September 30, 2012. Excluding the $3,767 impact of foreign exchange translation (primarily consists of $6,240 related to EMEA, partially offset by $2,447 related to the Americas), Revenues increased $1,483 in the third quarter of 2013, compared to the third quarter of 2012. Revenues increased in the third quarter of 2013 (excluding the impact of foreign exchange translation) primarily due to revenue from new clients of $24,800, with $19,200 attributable to the Americas and $5,600 attributable to EMEA. In addition, net growth of existing client campaigns was $3,500, of which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

$5,800 related to the Americas, partially offset by a decrease of $2,300 related to EMEA. These increases were partially offset by approximately $26,800 of attrition, of which $17,300 related to the Americas and $9,500 related to EMEA.
Costs of Services
Costs of services were $231,089 for the three months ended September 30, 2013, an increase of $6,566, compared to $224,523 for the three months ended September 30, 2012. Excluding the impact of foreign exchange translation of $2,056 (includes $4,327 related to EMEA and $681 related to Other, partially offset by $2,952 related to the Americas), Costs of services increased $4,510 during the three months ended September 30, 2013, as compared to the same period of 2012. The increase in Costs of services was due to the aforementioned increase in Revenues, as well as mark-to-market movements on our undesignated hedges. Costs of services as a percent of Revenues were proportionately higher due to a change in geographic mix.
SG&A
SG&A expenses were $91,072 for the three months ended September 30, 2013, an increase of $1,542, compared to $89,530 for the three months ended September 30, 2012. Excluding the impact of foreign currency translation of $25 (primarily due to $1,073 related to EMEA, partially offset by $1,053 related to the Americas), SG&A increased $1,517 during the three months ended September 30, 2013, compared to the same period of 2012. The increase was primarily related to mark-to-market movements on our undesignated hedges and sales-related expenses.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $8,674 for the three months ended September 30, 2013, an increase of $16 or 0.2%, as compared to $8,658 for the three months ended September 30, 2012.
Amortization of Intangible Assets
Amortization of intangible assets was $1,592 for the three months ended September 30, 2013, a decrease of $36, or 2.2%, compared to $1,628 for the three months ended September 30, 2012.
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
Restructuring and exit charges were $1,430 for the three months ended September 30, 2013, a decrease of $2,717, as compared to $4,147 for the three months ended September 30, 2012. Restructuring charges for the third quarter of 2013 included severance costs of $947 and site closure costs of $483, which are primarily ongoing lease and other contractual obligations.
During the three months ended September 30, 2013, 177 positions were eliminated, resulting in total restructuring charges of $1,100 and estimated annualized savings of $718. The remaining accruals for 2013 severance-related activities of $241 is expected to be paid during the remainder of 2013 and the remaining facility exit costs accrual of $171 is expected to be paid during the remainder of 2013 through the year 2017 as the related leases expire.
In the third quarter of 2013, we recognized expense of $330 relating to restructuring activities that were initiated in 2012 and prior years. These activities are expected to be completed by the end of 2016 as the related leases expire. The remaining accrual for severance-related activities of $534 is expected to be paid by the end of 2013, and the remaining accrual for facility exit costs of $2,596 is expected to be paid during the remainder of 2013 through 2016 as the related leases expire.
Gain on Foreign Currency Transactions
We recognized a gain on foreign currency transactions of $979 for the three months ended September 30, 2013, compared to a gain of $1,115 for the three months ended September 30, 2012. The gain during the three months ended September 30,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2013 is primarily related to the strengthening of the U.S. Dollar against the British Pound. The gain during the three months ended September 30, 2012 was primarily attributable to the strengthening of the U.S. Dollar against the Euro and the British Pound Sterling against the Euro.
Impairment and (Gain) Loss on Disposal of Assets
We recognized a gain on Impairment and gain (loss) on disposal of assets of $501 for the three months ended September 30, 2013, compared to a loss of $519 for the three months ended September 30, 2012. During the three months ended September 30, 2012, we recorded impairment charges of $498 primarily related to the impairment of certain assets in the Americas. During the third quarter of 2013, we received approximately $(500) in liquidation payments related to these assets, which we recorded as a gain to Impairment and (Gain) Loss on Disposal of Assets.
Interest and Other Financing Costs, Net
Interest and other financing costs were $21,200 for the three months ended September 30, 2013, a decrease of $908, compared to $22,108 for the three months ended September 30, 2012. The decrease was primarily attributable to reductions in the amount of mark to market losses recognized on the interest rate swap during the third quarter of 2013, compared to the third quarter of 2012.
Income Tax Benefit
The benefit for income taxes was $9,438 for the three months ended September 30, 2013, compared to a benefit of $2,538 for the three months ended September 30, 2012. The increase in tax benefit resulted primarily from the release of valuation allowance.
During the third quarter of 2013, the Company released valuation allowance on the deferred tax assets of our French subsidiary totaling $10,419. Management concluded that the indefinite lived nature of its net operating losses coupled with its recent operating results and forecasted income substantiated the release of the valuation allowance on the deferred tax assets of its French subsidiary. Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain foreign jurisdictions within the EMEA region where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such targets can be achieved and sustained throughout 2013 and early 2014, we may release all or a portion of the remaining valuation allowances with respect to these operations as early as the fourth quarter of 2013. Such releases could total up to $17,664 within the next twelve months and would result in a benefit to the income tax rate and net income in the period of release.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
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

	Nine Months Ended September 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2013	2012
Statement of Operations Data:
Revenues:
Americas	$665,588	$646,455	$19,133	3.0%	3.9%	$(5,929)
EMEA	401,765	413,055	(11,290)	(2.7)%	(4.7)%	7,791
Other	11	(501)	512	(102.2)%	(105.8)%	(53)
Total revenues	1,067,364	1,059,009	8,355	0.8%	0.6%	1,809
Operating expenses:
Costs of services:
Americas	414,731	400,843	13,888	3.5%	5.0%	(5,855)
EMEA	286,145	290,361	(4,216)	(1.5)%	(3.6)%	5,901
Other	868	(557)	1,425	(255.8)%	(180.6)%	1,100
Total costs of services	701,744	690,647	11,097	1.6%	1.5%	1,146
Selling, general and administrative expenses:
Americas	149,157	151,178	(2,021)	(1.3)%	0.3%	(2,512)
EMEA	85,949	96,754	(10,805)	(11.2)%	(12.7)%	1,242
Other	39,407	27,565	11,842	43.0%	41.9%	210
Total selling, general and administrative expenses	274,513	275,497	(984)	(0.4)%	—%	(1,060)
Depreciation and amortization of property and equipment	26,349	25,119	1,230	4.9%	na	na
Amortization of intangible assets	4,826	5,422	(596)	(11.0)%	na	na
Restructuring and exit charges	6,732	9,559	(2,827)	(29.6)%	na	na
(Gain) loss on foreign currency transactions	(36)	3,703	(3,739)	(101.0)%	na	na
Loss on sale of subsidiary	4,558	—	4,558	na	na	na
Impairment and (gain) loss on disposal of assets	(710)	1,510	(2,220)	(147.0)%	na	na
Other (income) expense, net	(289)	335	(624)	(186.3)%	na	na
Operating income	49,677	47,217	2,460	5.2%	na	na
Interest and other financing costs, net	59,861	63,735	(3,874)	(6.1)%	na	na
Loss before income taxes	(10,184)	(16,518)	6,334	(38.3)%	na	na
Income tax (benefit) provision	(5,463)	1,619	(7,082)	(437.4)%	na	na
Net loss	$(4,721)	$(18,137)	$13,416	(74.0)%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $1,067,364 for the nine months ended September 30, 2013, an increase of $8,355, compared to $1,059,009 for the nine months ended September 30, 2012. Excluding the $1,809 impact of foreign exchange translation (primarily consists of $7,791 related to EMEA, partially offset by $5,929 related to the Americas), Revenues increased $6,546 in the first nine months of 2013, compared to the same period in 2012. Revenues increased in the first nine months of 2013 (excluding the impact of foreign exchange translation) primarily due to revenue from new clients of $75,600, with $59,500 attributable to the Americas and $16,100 attributable to EMEA. In addition, net growth of existing client campaigns was $2,400, of which $14,000 related to the Americas, partially offset by a decrease of $11,600 related to EMEA. These increases were partially offset by $71,500 of attrition, of which $47,900 related to the Americas and $23,600 related to EMEA.
Costs of Services
Costs of services were $701,744 for the nine months ended September 30, 2013, an increase of $11,097, compared to $690,647 for the nine months ended September 30, 2012. Excluding the impact of foreign exchange translation of $1,146 (includes $5,901 related to EMEA and $1,100 related to Other, partially offset by $5,855 related to the Americas), Costs of services increased $9,951 during the nine months ended September 30, 2013, compared to the same period of 2012. The increase in Costs of services was primarily due to the aforementioned increase in Revenues. Costs of services as a percent of Revenues were proportionately higher due to a change in geographic mix.
SG&A
SG&A expenses were $274,513 for the nine months ended September 30, 2013, a decrease of $984, compared to $275,497 for the nine months ended September 30, 2012. Excluding the impact of foreign currency translation of $1,060 (of which $2,512 related to Americas, partially offset by $1,242 related to EMEA and $210 related to Other), SG&A increased $76 during the nine months ended September 30, 2013 as compared to the same period of 2012.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $26,349 for the nine months ended September 30, 2013, an increase of $1,230, as compared to $25,119 for the nine months ended September 30, 2012. The increase was primarily the result of an increase in assets placed in service over the comparable periods.
Amortization of Intangible Assets
Amortization of intangible assets was $4,826 for the nine months ended September 30, 2013, a decrease of $596, compared to $5,422 for the nine months ended September 30, 2012. The decrease was attributable to customer relationship intangible assets in the Americas becoming fully amortized during the nine months ended September 30, 2012.
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
Restructuring and exit charges were $6,732 for the nine months ended September 30, 2013, compared to $9,559 during the same period in 2012. Restructuring charges for the first nine months of 2013 included severance costs of $4,873 and site closure costs of $1,859, which are primarily ongoing lease and other contractual obligations.
During the nine months ended September 30, 2013, 476 positions were eliminated, resulting in total restructuring charges of $5,573 and estimated annualized savings of $2,801. The remaining accruals for 2013 severance-related activities of $241 is expected to be paid during the remainder of 2013 and the remaining facility exit costs accrual of $171 is expected to be paid during the remainder of 2013 through the year 2017 as the related leases expire.
During the nine months ended September 30, 2013, we recognized expense of $1,159 relating to restructuring activities that were initiated in 2012 and prior years. These activities are expected to be completed by the end of 2016 as the related leases

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

expire. The remaining accrual for severance-related activities of $534 is expected to be paid by the end of 2013, and the remaining accrual for facility exit costs of $2,596 is expected to be paid during the remainder of 2013 through the year 2016 as the related leases expire.
Loss (Gain) on Foreign Currency Transactions
We recognized a gain on foreign currency transactions of $36 for the nine months ended September 30, 2013, compared to a loss of $3,703 for the nine months ended September 30, 2012. The 2012 loss was primarily attributable to revaluations between the Euro and the British Pound Sterling.
Loss on Sale of Subsidiary
We incurred a loss of $4,558 during the nine months ended September 30, 2013 relating to the sale of our Belgium subsidiary. See Note 14 in the accompanying Condensed Consolidated Financial Statements for additional details regarding the subsidiary sale.
Impairment and (Gain) Loss on Disposal of Assets
We recognized a gain on disposal of assets of $710 for the nine months ended September 30, 2013, compared to a loss on impairment of assets of $1,510 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company recognized an impairment charge of $1,633 on certain assets located in the Americas. The Company received a partial recovery on these assets of approximately $(500) during the nine months ended September 30, 2013.
Interest and Other Financing Costs, Net
Interest and other financing costs were $59,861 for the nine months ended September 30, 2013, a decrease of $3,874, compared to $63,735 for the nine months ended September 30, 2012. The decrease was primarily attributable to decreases in non-cash interest related to a mark-to-market gain associated with the interest rate swap during the nine months ended September 30, 2013, compared to a loss during the same period in 2012. In addition, there was a decrease in interest expense related to our Term Loans, partially offset by an increase in interest expense related to the Senior Secured Notes.
Income Tax (Benefit) Provision
Our benefit for income taxes was $5,463 for the nine months ended September 30, 2013, compared to a provision of $1,619 for the nine months ended September 30, 2012. The increase in tax benefit resulted primarily from the release of valuation allowance on U.S. state deferred income taxes of $744,000 and $10,419 on deferred tax assets of our French subsidiary in 2013 offset by additional expense of $3,254 related to jurisdictions where a valuation allowance was in place at September 30, 2012. A benefit of approximately $3,000 was also recorded in the nine months ended September 30, 2013 resulting from audit settlements and statute lapses, which was offset by the benefit that was recorded in the nine months ended September 30, 2012 for the Income Tax Allocation.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the first quarter of 2013, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $598 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges in the Condensed Consolidated Statements of Comprehensive Loss and an offsetting non-cash income tax benefit of $598 in continuing operations. There was no change in tax expense related to the Income Tax Allocation during the third quarter of 2013.
During the second quarter of 2013, the Company released valuation allowance on U.S. state deferred tax assets totaling $744,000. The Company released valuation allowance on deferred tax assets in France totaling $10,419 during the third quarter of 2013. Management concluded that the indefinite lived nature of its net operating losses coupled with its recent operating results and forecasted income substantiated the release of the valuation allowance on the deferred tax assets of its French subsidiary. Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain foreign jurisdictions within the EMEA region where management feels it is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. If such targets can be achieved and sustained throughout 2013 and early 2014, we may release all or a portion of the remaining valuation allowances with respect to these operations as early as the fourth quarter of 2013. Such releases could total up to $17,664 within the next twelve months and would result in a benefit to the income tax rate and net income in the period of release.
Client Concentration
Our ten largest clients represented approximately 38.2% and 37.1%, respectively, of our revenues for the three and nine months ended September 30, 2013, as compared to 36.1% and 36.4%, respectively, for the comparable periods in 2012. No client accounted for more than 10% of our total revenues during these periods.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Cash Flows
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Nine Months Ended September 30,		(Decrease) to
			Net Cash Flow
	2013	2012	Amount
Cash provided by (used in):
Operating activities	$42,321	$18,087	$24,234
Investing activities	(18,301)	(20,727)	(2,426)
Financing activities	(24,068)	2,757	(26,825)
Operating Activities.    We generated cash from operations of $42,321 during the nine months ended September 30, 2013, a $24,234 increase compared to the same period in 2012. The period-over-period increase was primarily driven by a decrease in Net loss of $13,416, as well as favorable changes in our operating working capital accounts of approximately $9,800, which was primarily due to a decrease in Accounts receivable.
Investing Activities.    Cash used in investing activities was $18,301 during the nine months ended September 30, 2013 compared to $20,727 during the comparable period in 2012. The $2,426 decrease was primarily due to certain software licensing purchases during the nine months ended September 30, 2012 that the Company did not incur during the nine months ended September 30, 2013.
Financing Activities.    Cash used by financing activities was $24,068 during the nine months ended September 30, 2013, compared to a source of cash of $2,757 during the same period in 2012. The $26,825 decrease was primarily due to higher pay downs and less borrowings on our Revolvers during the nine months ended September 30, 2013, as compared to the same period in 2012.
Cash Position, Working Capital and Indebtedness
As of September 30, 2013, our total Cash and cash equivalents were $12,292 and we had total indebtedness of $718,992. Working capital was $103,994 at September 30, 2013, compared to $143,359 at December 31, 2012, while adjusted working capital (defined as current assets (excluding Cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts)) was $89,307 at September 30, 2013, compared to $131,965 at December 31, 2012, a decrease of $42,658. Adjusted working capital is a non-GAAP measure. See "Non-GAAP Measures" for a reconciliation of this non-GAAP measure.
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
As of September 30, 2013, we had an aggregate of $226,327 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $226,327 of Term Loans and $0 of Revolvers. Our Term Loans consisted of $177,973 outstanding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

on the U.S. term loan, $29,581 outstanding on the Euro term loan, and $18,773 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,030 as of that date. As of September 30, 2013, we had $60,220 available for additional borrowings under our Revolvers.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

For the nine months ended September 30, 2013, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.61%. The weighted average rate on the Revolvers was 8.33% for the same period. Specified interest rates for the Euro term loan and Canadian term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of September 30, 2013. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout the next twelve months.
Off-Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At September 30, 2013, the future lease commitments relating to our operating leases were $124,327. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through June 2014, and are renewed as required. The outstanding commitment on these obligations at September 30, 2013 was $1,030.
Non-GAAP Measures
We use Adjusted working capital and Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation as non-GAAP measures.
The computation of Adjusted working capital is as follows:

	September 30, 2013	December 31, 2012
Working capital (a)	$103,994	$143,359
Adjustments:
Cash and cash equivalents	(12,292)	(12,245)
Restricted cash	(5,034)	(3,758)
Current portion of capital lease obligations	1,998	3,023
Book overdrafts	641	1,586
Total adjustments	(14,687)	(11,394)
Adjusted working capital	$89,307	$131,965
(a) Defined as current assets less current liabilities from the Condensed Consolidated Balance Sheets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance.
The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

	Three Months Ended September 30,
	2013	2012	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$353,368	$348,118	$5,250	1.5%	0.4%	$3,767	$1,483
Total costs of services	231,089	224,523	6,566	2.9%	2.0%	2,056	4,510
Total SG&A	91,072	89,530	1,542	1.7%	1.7%	25	1,517

	Nine Months Ended September 30,
	2013	2012	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$1,067,364	$1,059,009	$8,355	0.8%	0.6%	$1,809	$6,546
Total costs of services	701,744	690,647	11,097	1.6%	1.5%	1,146	9,951
Total SG&A	274,513	275,497	(984)	(0.4)%	—%	(1,060)	76
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2013. As of September 30, 2013, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 30, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
SITEL Worldwide Corporation

Date:	November 5, 2013	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)