Form 10-K
period 2013-12-31
SITEL Worldwide Corp
filed 2014-02-19
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
YES ☐ NO ☑
As of June 30, 2013, there was no established public trading market for any of the common stock of the Registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding
Class	January 31, 2014
Class A, $0.01 par value	39,051,643
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

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

PART I
ITEM 1. BUSINESS
Our Company
SITEL Worldwide Corporation ("we", "our", "Sitel", or "the Company") is one of the world’s largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, interactive voice response ("IVR"), and social media channels. We serve a broad range of industry end–markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance, public sector, and healthcare. We currently operate one of the industry’s most geographically diverse operating platforms through approximately 110 customer contact centers and related facilities in 23 countries. As of December 31, 2013, we serviced our clients’ customers in 40 languages. We believe that our operating platforms handle an estimated 3.5 million customer interactions per day. In 2013, our largest single client and our top 10 client relationships represented approximately 5.9% and 36.7% of our Revenues, respectively, and no single industry end-market represented more than 19.5% of Revenues, which we believe makes us one of the most diversified providers in our industry by client and end-market.
We strive to deliver value to our clients by reducing their operating costs, as well as increasing their revenue through improved customer satisfaction, increased retention and more effective sales interactions. Many of our clients seek providers who offer a complete suite of customer care services tailored to the needs of their particular end-market. Our top ten clients utilize, on average, four of our services.
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
We are organized geographically and have two reporting segments: (1) "Americas," which refers to North America, Latin America, and Asia Pacific; and (2) "EMEA," which refers to Europe, the Middle East, and Africa. Each reporting segment performs substantially the same services for clients. See Note 18 to the Consolidated Financial Statements included in Item 8 of this Report for additional information regarding our reporting segments.
For the year ended December 31, 2013, we reported $1,438.3 million of Revenues, $66.3 million of Operating income, and $130.1 million of Adjusted EBITDA. See Management's Discussion and Analysis within Item 7 of this Report for a reconciliation of Net income to Adjusted EBITDA.
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

Expand Relationships with Existing Clients and Develop New Client Relationships. We have a large and globally diverse base of approximately 250 clients, with exposure to a broad variety of end–markets and limited client concentration. We focus on enhancing our clients’ strategy and business by not only reducing their costs per call/contact, but by deploying comprehensive strategies to improve their return on customer investment, improve customer relationships and enhance their revenue opportunities. We accomplish this through investment in account management, leveraging best practices established through our Global Operating System and consistent investment in new sites, technologies and expanded product offerings. We believe this combination of client-focused initiatives and strong operational performance has resulted in the long-tenured relationships we hold with our clients. As we continue to demonstrate the value that our services provide, we are frequently able to expand the size and scope of our existing client relationships, specifically as many of our clients consolidate their vendor relationships. Additionally, as more companies outsource their customer care service requirements, we believe our track record of solid operational execution will enable us to grow and to add long-term client relationships in diverse industries. We further believe this trend will enhance the stability and growth potential of our revenue base.
Maximize Return on Invested Capital. We actively manage our capacity, investments, human resources, clients and infrastructure, allowing us to drive better utilization of our assets. This allows us to maximize our return on capital and compete effectively at different market price points. Over the past five years, we have aggressively pursued rationalization and optimization efforts. We have also reduced indirect costs and closed or consolidated approximately 25 underperforming or underutilized sites since 2010, creating a leaner and more focused and flexible company. Additionally, we have reduced our annual Selling, general, and administrative expense approximately $57.0 million over the last five years, and expect to continue to rationalize and leverage our fixed operating costs going forward. Further, our substantial tax operating loss carry forwards enhance our future cash flow by reducing potential cash tax obligations.
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
On January 30, 2007, we acquired SITEL Corporation, a business tracing its industry origins back to 1985, to form SITEL Worldwide Corporation. We believe the SITEL Corporation acquisition provided us with expanded technology infrastructure and the increased scale to serve high-growth end-markets within the customer care outsourcing industry. Since the SITEL Corporation acquisition, we have achieved synergies and cost reductions through elimination of facility and corporate overhead redundancies, consolidation of operating units, changes in benefits programs and operational efficiencies.
Our Employees
At January 31, 2014, we had approximately 56,000 employees, with approximately 40,000 employees in Americas and approximately 16,000 in EMEA. We operate in a number of jurisdictions with established works councils and unions. Accordingly, we are subject to laws and regulations, and we are party to collective bargaining and other agreements which stipulate work rules and restrict our ability to hire and fire employees without recourse, severance or adherence to certain due process and grievance procedures. We consider our relations with our employees to be good.
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

Information Technology
Strategy Overview. Our information technology ("IT") strategy is to capitalize on stable technology suppliers and Sitel technology offerings to create a balanced portfolio of technology and service offerings that maximizes our value proposition to our clients. We strive to develop global relationships with best-of-breed technology providers and use our combined global expertise to provide innovative, flexible and secure solutions for our clients. Our infrastructure allows us to implement our suppliers’ solutions in scalable, on-demand models to effectively manage both client expansion and capital expense. Not being tied to a single in-house technology supplier allows us to provide solutions customized to our clients’ needs which in turn drives greater client retention and satisfaction.
A key aspect of our IT operational model is the ability to route voice, using Voice over IP ("VoIP") and data traffic, on a common global private network. This network allows us to route contact center work through a wide variety of channels to multiple locations to respond to changes in client requirements and provide business continuity. Additionally, this allows us to support other emerging service delivery models, such as our agents in our Work@Home, Premium Technical Support, and Technology Solutions programs, as a complement to our traditional brick-and-mortar customer contact centers.
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
Operational Technologies. As a provider of customer care services, we promote flexibility in our solutions by blending commercially available components with our internal competencies into solutions meeting each client’s unique business requirements. Our system integration capabilities enable us to develop tailored solutions utilizing both our systems and our clients’ systems.
The core elements of our IT infrastructure that support our customer contact center operations include systems for automatic call distribution, IVR, computer telephony integration, database systems to support client knowledge bases and applications to support specific client requirements. In addition, to support our back office operations, we use technologies such as imaging and scanning systems, workflow management systems, order management systems and customer data warehouses. We utilize systems for digital call recording, workforce scheduling and adherence, employee training and standardized reporting to ensure our operations are working at optimal efficiency. Our systems are monitored through a global incident response team that coordinates the rapid resolution of any service incident and coordinates planned changes to maintain high system availability. The global change management team integrates our operational activities with those of our clients to maintain service levels.
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
Seasonality
Our business has been generally subject to seasonality, with revenues and profits strongest in the fall and winter months due to the high level of sales activity between our clients and their customers during the holiday season, with slower business during the spring and summer months.

Competition
The customer care outsourcing industry is a highly fragmented and competitive industry. We face our principal competition from the following:
• existing and prospective clients with the resources to provide services in-house;
• customer care outsourcing companies such as Arvato AG, Convergys Corporation, Expert Global Solutions, Inc., Stream Global Services, Inc., Sykes Enterprises, Incorporated, Teleperformance SA, TeleTech Holdings, Inc., and WNS (Holdings) Ltd.;
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
RISKS RELATING TO OUR BUSINESS
Volatility in the global economy has an adverse effect on our clients’ business and our business and uncertainty in global economic conditions could have a material adverse effect on our business.
The global economy continues to experience economic uncertainty with wide-ranging effects, including volatility in overall economic activity in various parts of the world and in particular industries. Global economic conditions affect our clients’ businesses and the markets they serve. Our revenues and call volumes are often highly correlated with the revenues and sales volumes of our clients as well as with renewals by our clients’ customers. In addition, many of our clients are seeking to consolidate their current group of service providers to a smaller more manageable group that is able to provide integrated service offerings on a global basis. Moreover, when client call volumes decrease due to deteriorating economic conditions, some clients decide to take the services provided by us and our competitors in-house, further reducing our revenues.
Our ability to sustain growth and profitability in the current environment is dependent upon our ability to maintain or gain a greater share of business among our current clients and to attract new clients. There can be no assurance we will be able to do so in the future. Continued economic uncertainty could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. In particular, depressed consumer spending levels may cause clients to reduce demand for our services or depress pricing of those services and therefore could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance maturing debt instruments and to access the capital markets. In the event that some of our customer contact centers do not receive sufficient call volume in the future, we may be required to close them and relocate business to other centers. This would require substantial employee severance, lease termination costs and other reorganization costs.
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
We are exposed to exchange rate fluctuations in the international markets in which we operate. A movement in the value of any of these currencies relative to the U.S. dollar could reduce profits from certain client contracts.
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
We process, transmit and store personally identifiable information, and the unintended release of this information or a breach of our security measures could result in a claim for damage or loss of business and create unfavorable publicity.
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
Our business is dependent on increasing client demand for outsourcing and may not develop in ways that we currently anticipate due to negative public reaction.
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
We operate or rely upon customer contact centers located in 23 countries. A majority of our revenues are serviced outside the U.S. As part of our business strategy, we intend to further increase our global presence off-shore by following our clients’ expansion into new international markets. We also provide services to our domestic clients through customer contact centers located abroad. Our operations in foreign countries present additional risks, including risks associated with unexpected events, which may result in increased operational difficulties, lower revenues, higher costs and reduced profitability.
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
Civil penalties under the anti-bribery provisions of the FCPA could range up to $10 thousand per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. A company that knowingly commits a violation of the accounting provisions can be fined up to $25 million per violation. Additionally, resolutions of anti-corruption matters may result in modifications to company compliance programs and the selection of a monitor to ensure anti-corruption compliance by the company. Authorities in relevant foreign jurisdictions may also seek to impose fines and other penalties relating to anti-corruption violations. Moreover, a potential investigation could have adverse effects upon our reputation and, among other things, the ability to attract and retain clients and employees.
Any of the above factors could impair our current or future international operations and, as a result, harm our overall business.
Pending and future litigation may divert management’s time and attention and result in substantial costs of defense, damages or settlement, which could adversely affect our business, results of operations and financial condition.
In the ordinary course of our business, we are subject to legal proceedings and claims regarding a variety of matters, including contract, intellectual property, regulatory, tax and employment claims. For detailed information, see Note 14 to the Consolidated Financial Statements included in Item 8 of this Report.
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
Certain countries (including some where we do business) have experienced inflationary markets and have fluctuating currencies. Certain countries where we do business also periodically experience civil unrest, terrorism, and political turmoil, and U.S. companies operating therein may experience greater risk. The political event risk in the Middle East and the policy response could undermine the economies in the Middle East, and have other collateral impacts on the world economy, including reduced economic activity due to increases in the price of oil. These conditions could disrupt our operations and have a material adverse effect on our business, results of operations, and financial condition.
Terrorist attacks, other acts of violence or war, and political instability may adversely affect worldwide financial markets and could potentially lead to economic recession or a weakened or lengthened recovery, which could adversely affect our business, results of operations, and financial condition. These events also pose significant risks to our employees and to our operations around the world.
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
As discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Report, we performed our annual impairment test as of December 31, 2013, 2012, and 2011. We did not recognize any impairment charges relating to goodwill and other intangible assets with indefinite lives during the years ended December 31, 2013, 2012, and 2011. As of December 31, 2013, goodwill and other intangible assets with indefinite lives represented 24.8% of our total assets. If in the future we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.
Our ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.
At December 31, 2013, we had U.S. federal net operating loss carryforwards ("NOLs") of $422.3 million, which may be used to offset future taxable income. Of this amount, $131.3 million may only be used to offset future taxable income of up to $13.6 million in any calendar year, including carryover of amounts not used in prior years as a result of a prior ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). U.S. federal NOLs began to expire in 2010 with the majority of federal NOLs set to begin expiring in 2020. In addition, at December 31, 2013, we had NOLs relating to foreign jurisdictions of $205.5 million, which may be used to offset future foreign taxable income that will begin to expire in 2014.
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
As of December 31, 2013, our total outstanding long-term debt (including capital leases) was $737.7 million, which will require significant interest and principal payments. In addition, we had $42.2 million of unused availability under the Revolvers as of December 31, 2013. Subject to the limits contained in the indentures governing the 11.0% Senior Secured Notes due 2017 ("Senior Secured Notes"), the 11.5% Senior Notes due 2018 ("Senior Notes"), and the senior secured credit facility ("Senior Secured Credit Facility"), we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. We also lease certain property and equipment under long-term leases. As of December 31, 2013, our minimum rental expense under non-cancelable operating leases for 2014 was $46.5 million. As of December 31, 2013, our total lease obligations totaled $135.7 million. See Note 13 to the Consolidated Financial Statements included in Item 8 of this Report for further lease commitment information.
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

•	limiting our ability to hedge foreign currency exposures;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
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
Our cash interest expense for the year ended December 31, 2013 was $79.3 million. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.
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
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Upon acceleration of our other indebtedness in excess of $25 million, holders of the Senior Secured Notes and Senior Notes could declare all amounts outstanding under the Senior Notes immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure any of our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

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
Onex has voting ownership of approximately 88% of the fully-diluted equity of SITEL Worldwide. As a result of its equity ownership, Onex is effectively able to control the outcome of votes on all matters submitted to a vote of SITEL Worldwide's equityholders, including the adoption of amendments to its certificate of incorporation and by-laws and approval of significant corporate transactions. Onex can also appoint up to five members of our Board of Directors ("Board"). As a result of their equity ownership, Onex may also be able to substantially influence our operations and business strategy.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Nashville, Tennessee. This facility currently serves as the headquarters for several of our senior executives and our global and North America finance, legal, human resources, information technology and general administrative functions. The following table sets forth information concerning all of our facilities. We believe our existing facilities are adequate to meet current requirements, and suitable additional or substitute space will be available as needed to accommodate any physical expansion. In addition, we operate from time to time in temporary facilities to accommodate growth before new customer contact centers are available. Less than 13.0% of our customer contact centers are currently owned by us. We have locations with approximately 2.6 million square feet in the Americas reporting segment and approximately 1.2 million square feet in the EMEA reporting segment.
The table below summarizes our customer contact centers and related facilities (excluding sites that are owned or leased by customers but operated by us) as of December 31, 2013:

Country	Locations	Owned/ Leased
Americas:
Australia	1	0/1
Brazil	3	0/3
Canada	3	0/3
Columbia	2	0/2
India	5	0/5
Mexico	1	0/1
New Zealand	2	0/2
Nicaragua	2	0/2
Panama	3	1/2
Philippines	12	1/11
United States	27	8/19
Total Americas	61	10/51
EMEA:
Bulgaria	1	0/1
Denmark	2	0/2
France	3	0/3
Germany	8	0/8
Serbia	1	0/1
Italy	1	0/1
Morocco	4	0/4
Netherlands	2	0/2
Poland	1	0/1
Portugal	2	0/2
Spain	6	0/6
United Kingdom	6	1/5
Total EMEA	37	1/36
Total	98	11/87

From time to time, we evaluate our portfolio of sites against client demand, the macro-economic environment, profitability and various other factors and restructure our sites as appropriate, either through lease renegotiations, termination, acquisition at term, disposition, sublease or inactivating a facility.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings involving us is set forth in Note 14 to the Consolidated Financial Statements included in Item 8 of this Report.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and other information
We are a privately-owned company with no established public trading market for our common stock.
Holders
As of January 31, 2014, there were 338 holders of our Class A Common Stock, 2 holders of our Class B Common Stock and 7 holders of our Class C Common Stock. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information about the ownership of our common stock.
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
None.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands of U.S. dollars, except where otherwise noted)
The following table sets forth our selected historical consolidated financial data which are derived from our Consolidated Financial Statements for 2013, 2012, 2011, 2010, and 2009. The financial data set forth below should be read in conjunction with, and are qualified by reference to, "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements, and the related notes to those Consolidated Financial Statements, included elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues	$1,438,338	$1,429,133	$1,415,969	$1,340,545	$1,558,167
Operating expenses:
Costs of services*	946,293	934,547	921,137	856,463	998,584
Selling, general, and administrative expenses*	367,617	372,528	370,611	363,177	424,381
Depreciation and amortization of property and equipment	34,578	35,997	38,902	37,346	53,643
Amortization of intangible assets	6,383	7,035	13,272	15,523	17,074
Restructuring and exit charges	14,241	15,693	20,048	38,065	23,763
(Gain) loss on foreign currency transactions	(984)	2,596	2,112	4,628	5,301
Loss on sale of subsidiary	4,558	—	—	—	—
Impairment and (gain) loss on disposal of assets, net	71	1,484	634	179	1,728
Impairment of goodwill and trade name	—	—	—	—	46,199
Other (income) expense, net	(743)	97	1,169	(285)	240
Operating income (loss)	66,324	59,156	48,084	25,449	(12,746)
Interest and other financing costs, net	80,554	84,307	70,690	65,775	50,872
Loss on extinguishment of debt, net	—	—	—	3,019	—
Loss before income taxes	(14,230)	(25,151)	(22,606)	(43,345)	(63,618)
Income tax (benefit) provision	(15,216)	(1,283)	9,179	(4,488)	13,371
Net income (loss)	$986	$(23,868)	$(31,785)	$(38,857)	$(76,989)
Other Financial Data:
Capital expenditures(1)	$31,001	$31,503	$40,258	$29,187	$23,912
Ratio of earnings to fixed charges(2)	—	—	—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$7,366	$12,245	$19,337	$29,894	$26,915
Adjusted working capital(3)	105,965	131,965	107,482	91,155	118,999
Total assets	620,221	642,349	649,204	682,417	707,008
Property and equipment, net	89,662	91,592	100,468	106,359	103,146
Total debt	739,744	737,121	700,784	656,274	623,449
Preferred stock(4)	126,038	109,919	108,933	94,560	82,561
Stockholders’ deficit(5)	490,143	454,699	433,615	369,022	323,356
*Exclusive of Depreciation and amortization of property and equipment

(1)	Capital expenditures are presented on a cash basis consistent with the Consolidated Statements of Cash Flows.

(2)
Earnings for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 were inadequate to cover fixed charges. The coverage deficiency for these years was $29,854, $38,849, $43,614, $55,328, and $80,150, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes, non-controlling interest, plus fixed charges. Fixed charges consist of interest expense, amortized discounts and capitalized expenses related to indebtedness, an estimate of interest within rental expense and preference security dividend requirements.

(3)
Adjusted working capital is a non-GAAP measure that we define as current assets (excluding cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts). See Part II Item 7 of this Report for a reconciliation on this non-GAAP measure.

(4)
At December 31, 2013, there were 39,947 and 28,881 shares of our redeemable series B preferred stock and series C preferred stock outstanding with an aggregate liquidation value of $66,982 and $59,056, respectively. Our redeemable series B and series C preferred stock accrue cumulative dividends at a rate of 12.0% and 16.0%, respectively, of the liquidation preference per share per annum. Our redeemable series B and series C preferred stock can be redeemed for cash at our option any time prior to maturity, but are mandatorily redeemable for cash 91 days following the maturity of the notes. However, we may only make redemption payments to the extent we have the funds legally available and if permitted by the terms of our Senior Secured Credit Facility as amended, supplemented or refinanced. Our Senior Secured Credit Facility does not currently permit any such redemption payments.

(5)
As of December 31, 2013, there were 1,713,321 of exchangeable preferred shares of a subsidiary of SITEL Worldwide Corporation issued to the three stockholders of 1293220 Ontario Inc. under the terms of a support agreement between Customerone Holding Corporation (now SITEL Worldwide Corporation) and 1293220 Ontario Inc., dated December 17, 1998. The exchangeable preferred shares have no voting rights or other rights of redemption but are exchangeable for SITEL Worldwide class A voting shares, plus any dividends declared thereon at any time. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares.

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
We strive to deliver value to our clients by reducing their operating costs, as well as increasing their revenue through improved customer satisfaction, increased retention and more effective sales interactions. This value proposition is evidenced by our strong client relationships. Many of our clients seek providers who offer a complete suite of customer care services tailored to the needs of their particular end-market. Our top ten clients utilize, on average, four of our services.
Our worldwide operations are organized geographically and are grouped into two reporting segments: (1) North America, Latin America, and Asia Pacific ("Americas") and (2) Europe, the Middle East, and Africa ("EMEA"). Each reporting segment performs substantially the same services for clients.
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 40 languages through a network of approximately 110 customer contact centers and related facilities in 23 countries. We have approximately 40,000 employees based in the Americas and approximately 16,000 employees based in EMEA. Our blend of domestic, near-shore, and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
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
During the years ended December 31, 2013, 2012 and 2011, our largest 10 clients represented approximately 36.7%, 36.2%, and 37.3% of Revenues, respectively. No client represented more than 10% of our total 2013, 2012, or 2011 Revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Operating Expenses
Our operating expenses primarily consist of:

•	costs of services;

•	SG&A expenses;

•	depreciation and amortization of property and equipment;

•	amortization of intangible assets;

•	restructuring and exit charges;

•	gains or losses on foreign currency transactions; and

•	impairment of goodwill and trade name charges.
Of the foregoing, Costs of services and SG&A expenses are our primary operating expenses, accounting collectively for over 90% of our Revenues during 2013, 2012, and 2011. Each component of our operating expenses is described in further detail below.
Costs of Services.    Costs of services represent operating costs specifically associated with client programs. These costs, which include direct labor wages and benefits, telecommunication charges, and sales commissions, are primarily variable in nature. Costs of services represent 65.8%, 65.4%, and 65.1% of our Revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Direct labor costs (including payroll taxes and benefits) are the primary driver of our Costs of services, representing approximately 95.0%, 94.6%, and 95.3% of our costs of services for the years ended December 31, 2013, 2012 and 2011, respectively. As such, customer service representative wages have been a key component of operating expenses.
SG&A Expenses.    SG&A expenses represent overhead costs associated with support functions, such as finance, human resources, legal, IT, sales and marketing, and senior management. Typically, costs of these support functions are wages and benefits, systems costs, trade costs, insurance, certain telecommunications costs, professional services, and facilities costs. SG&A expenses are fixed in nature but a significant portion of these costs typically shift with revenues over time. The percentage of SG&A expenses to Revenues was 25.6%, 26.1%, and 26.2% for the years ended December 31, 2013, 2012 and 2011, respectively.
Depreciation and Amortization of Property and Equipment.    Our Depreciation and amortization of property and equipment relates to capital expenditures, including leasehold improvements for customer contact centers, and computers and related software that we own or license. We depreciate property and equipment on a straight-line basis over their estimated useful life.
Depreciation and amortization of Property and equipment represent 2.4%, 2.5%, and 2.7% of our Revenues for the years ended December 31, 2013, 2012, and 2011, respectively.
Amortization of Intangible Assets.    Our intangible assets are primarily comprised of non-amortizable goodwill, trademarks, and trade names and amortizable customer relationships, primarily related to our January 30, 2007 acquisition of Legacy SITEL. Our remaining amortizable customer relationships have useful lives of seven years. Amortization of intangible assets represents 0.4%, 0.5%, and 0.9% of our Revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Restructuring and Exit Charges.    Restructuring and exit charges consist of costs incurred in conjunction with reductions in our work force or decisions to exit facilities, including employee severance benefits and lease liabilities net of expected sublease rentals. Restructuring and exit charges represent 1.0%, 1.1%, and 1.4% of our Revenues for the years ended December 31, 2013, 2012, and 2011, respectively.
(Gain) Loss on Foreign Currency Transactions.    We are exposed to market risk from fluctuations in foreign currencies. Foreign currency transaction gains and losses primarily result from exchange rate fluctuations on intercompany transactions denominated in different currencies and the resulting revaluation of cash and other assets and liabilities. Although these settlements occur in multiple currencies, our most common fluctuations result from the translation of Philippine pesos, Euros, Indian rupees, Brazilian Real, or Canadian dollars into U.S. dollars, as well as intra-European settlements translated to U.S. dollars.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Impairment of Goodwill and Trade Name.    At least annually or more frequently, as changes in circumstances indicate, we evaluate the estimated fair value of our goodwill and indefinite-lived intangibles. To the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we may be required to take goodwill impairment charges. In addition, an impairment charge is recorded if the carrying value of the intangible asset exceeds its estimated fair value. We did not record goodwill and trade name impairment charges for the years ended December 31, 2013, 2012, and 2011. Our combined goodwill and other intangible assets as of December 31, 2013 and 2012 totaled $154,256 and $160,650, respectively. We will continue to monitor the economic situations that could impact fair value of goodwill and/or other indefinite-lived intangibles and finite-lived intangibles.
Interest and Other Financing Costs, net
Interest and other financing costs, net consist primarily of interest charges under our Senior Notes, Senior Secured Notes, and Senior Secured Credit Facility, as well as costs incurred in connection with the execution of and amendments to these items. We recognized interest and other financing costs of 5.6%, 5.9%, and 5.0% of our Revenues for the years ended December 31, 2013, 2012, and 2011, respectively.
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
Results of Operations
In our Overview above, and in our analysis of the results of operations below, we have referred to the impact of changes in foreign currency exchange rates, which references the differences between the foreign currency exchange rates we use to convert our international operating results from local currencies into U.S. dollars for reporting purposes. We have also referred to non-GAAP financial measures for Revenues, Costs of services, and SG&A, which represent U.S. GAAP measures that have been adjusted to exclude the impact of foreign exchange translation. We believe these non-GAAP financial measures provide a better framework for management and investors to understand and analyze our performance by providing meaningful information relevant to amounts that impact the comparability of underlying business results from period to period. These supplemental measures should be considered in addition to, and not as a substitute for, measures that are determined in accordance with U.S. GAAP. See Non-GAAP Measures for reconciliations of the non-GAAP measures to their corresponding U.S. GAAP measures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The table below presents statement of operations data, including the amount and percentage changes for the periods indicated, as well as the impact from foreign exchange translation:

	Year Ended December 31,
	2013	2012	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
Statement of Operations Data:
Revenues:
Americas	$895,253	$870,079	$25,174	2.9%	3.8%	$(7,946)
EMEA	543,093	559,554	(16,461)	(2.9)%	(5.3)%	13,368
Other	(8)	(500)	492	98.4%	132.0%	(168)
Total revenues	1,438,338	1,429,133	9,205	0.6%	0.3%	5,254
Operating expenses:
Costs of services:
Americas	559,042	540,418	18,624	3.4%	5.1%	(8,745)
EMEA	386,612	394,509	(7,897)	(2.0)%	(4.5)%	9,879
Other	639	(380)	1,019	268.2%	109.2%	604
Total costs of services	946,293	934,547	11,746	1.3%	1.1%	1,738
Selling, general and administrative expenses:
Americas	199,132	202,318	(3,186)	(1.6)%	0.2%	(3,614)
EMEA	115,874	126,479	(10,605)	(8.4)%	(10.2)%	2,250
Other	52,611	43,731	8,880	20.3%	20.8%	(200)
Total selling, general and administrative expenses	367,617	372,528	(4,911)	(1.3)%	(0.9)%	(1,564)
Depreciation and amortization of property and equipment	34,578	35,997	(1,419)	(3.9)%	na	na
Amortization of intangible assets	6,383	7,035	(652)	(9.3)%	na	na
Restructuring and exit charges	14,241	15,693	(1,452)	(9.3)%	na	na
(Gain) loss on foreign currency transactions	(984)	2,596	(3,580)	(137.9)%	na	na
Loss on sale of subsidiary	4,558	—	4,558	na	na	na
Impairment and (gain) loss on disposal of assets, net	71	1,484	(1,413)	(95.2)%	na	na
Other (income) expense, net	(743)	97	(840)	(866.0)%	na	na
Operating income	66,324	59,156	7,168	12.1%	na	na
Interest and other financing costs, net	80,554	84,307	(3,753)	(4.5)%	na	na
Loss before income taxes	(14,230)	(25,151)	10,921	43.4%	na	na
Income tax benefit	(15,216)	(1,283)	(13,933)	(1,086.0)%	na	na
Net income (loss)	$986	$(23,868)	$24,854	104.1%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $1,438,338 for the year ended December 31, 2013, an increase of $9,205, compared to $1,429,133 for the year ended December 31, 2012. Excluding the $5,254 impact of foreign exchange translation (primarily consists of $13,368 related to EMEA, partially offset by $7,946 related to the Americas), Revenues increased by $3,951, from 2012 to 2013. Revenue increases in 2013 (excluding the impact of foreign exchange translation) were primarily attributable to new business, which increased approximately $101,900, with $78,600 attributable to the Americas and $23,300 attributable to EMEA. The increase in Revenues was also due to growth of existing client campaigns of approximately $6,800, which was primarily driven by increases in the Americas of $22,200, partially offset by a decrease of $15,400 in EMEA. These increases in Revenues were partially offset by approximately $104,700 of attrition, of which $67,100 related to the Americas and $37,600 related to EMEA.
Operating Expenses
Costs of Services
Costs of services were $946,293 for the year ended December 31, 2013, an increase of $11,746, compared to $934,547 for the year ended December 31, 2012. Excluding the impact of foreign exchange translation of $1,738, of which $9,879 related to EMEA offset by $8,745 related to the Americas, Costs of services increased by $10,008, during 2013 as compared to 2012. Costs of services increases were primarily due to the aforementioned increase in Revenues. Cost of services as a percent of Revenues were proportionately higher due to a change in geographic mix primarily in Americas.
SG&A
SG&A expenses were $367,617 for the year ended December 31, 2013, a decrease of $4,911, compared to $372,528 for the year ended December 31, 2012. Excluding the impact of foreign currency translation of $1,564, primarily due to $3,614 related to Americas offset by $2,250 related to EMEA, SG&A expenses decreased $3,347, during 2013 as compared to 2012. The decrease in SG&A was primarily due to cost savings initiatives during 2013.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $34,578 for the year ended December 31, 2013, a decrease of $1,419, as compared to $35,997 for the year ended December 31, 2012. The decrease was primarily due to asset retirements during 2013, partially offset by an increase in assets capital expenditures during the same period.
Amortization of Intangible Assets
Amortization of intangible assets was $6,383 for the year ended December 31, 2013, a decrease of $652, compared to $7,035 for the year ended December 31, 2012. The decrease was primarily due to certain customer relationship intangible assets in the Americas that became fully amortized during 2012.
Restructuring and Exit Charges
Restructuring and exit charges were $14,241 for the year ended December 31, 2013, a decrease of $1,452 compared to $15,693 for the year ended December 31, 2012. Restructuring expense for 2013 included $11,232 of severance costs and $3,009 of facility exit and other costs, while restructuring expense for 2012 included severance costs of $12,217 and facility exit and other costs of $3,476. Refer to Note 7 in the accompanying Consolidated Financial Statements for a discussion of our restructuring plans.
Facility exit and other costs primarily relate to ongoing lease and other contractual obligations. We estimate that approximately $4,006 of cash payments related to these obligations will be made from 2014 through 2017 as the related leases expire.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The restructuring activities implemented during 2013 and the restructuring and exit charges for the year ended December 31, 2013 are summarized below.

Headcount reduction	2,325
Sites eliminated	—
Estimated annualized cash savings	$3,469

Restructuring and exit charges related to restructuring activities initiated in 2013	$12,462
Restructuring and exit charges related to restructuring plans from earlier years	$1,779
Total restructuring and exit charges for the year ended December 31, 2013	$14,241
(Gain) Loss on Foreign Currency Transactions
We recognized a gain on foreign currency transactions of $984 for the year ended December 31, 2013, compared to a loss of $2,596 for the year ended December 31, 2012. The 2013 gain was primarily attributable to the revaluation between the U.S. Dollar and the British Pound Sterling. The 2012 loss was primarily attributable to revaluation between the Euro and the British Pound Sterling.
Loss on Sale of Subsidiary
We incurred a loss of $4,558 during the year ended December 31, 2013 relating to the sale of our Belgium subsidiary. See Note 12 in the accompanying Consolidated Financial Statements for additional details regarding the subsidiary sale.
Impairment and (Gain) Loss on Disposal of Assets, Net
Impairment and loss on disposal of assets was $71 for the year ended December 31, 2013, a decrease of $1,413, compared to $1,484 for the year ended December 31, 2012. The decrease was primarily related to impairment charges of $1,633 recognized during 2012 on certain of the Company's annuity contracts located in the Americas. During 2013, we recorded impairment charges of $753 related to property and equipment, partially offset by $182 in gains on disposal of property and equipment. Additionally, $500 in liquidation payments received during 2013 related to the aforementioned annuity contracts, was recorded as a gain to Impairment and loss on disposal of assets.
Interest and Other Financing Costs, net
Interest and other financing costs were $80,554 for the year ended December 31, 2013, a decrease of $3,753, compared to $84,307 for the year ended December 31, 2012. The decrease was primarily attributable to non-cash interest related to a mark-to-market gain during 2013, compared to a loss in 2012 associated with the interest rate swap. The decrease was partially offset by higher interest expense related to the Senior Secured Notes as compared to the Term Loans that were repaid during 2012.
Income Tax Benefit
We recognized an income tax benefit of $15,216 for the year ended December 31, 2013, compared to a benefit of $1,283 for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 was 106.9%. The effective tax rate for the year ended December 31, 2013 differed from the statutory rate due to releases of valuation allowances and tax rate differences of foreign subsidiaries offset by foreign dividends and interest and nondeductible expenditures.
We have significant deferred tax assets in many of the jurisdictions in which we operate. Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. During the second quarter of 2013, we released valuation allowance on U.S. state deferred tax assets totaling $744. During the third quarter of 2013, we released valuation allowance on the deferred tax assets of our French subsidiary in the amount of $10,419 after management concluded that the indefinite lived nature of its net operating losses coupled with its recent operating results and forecasted income substantiated the release. During the fourth quarter of 2013, we released valuation allowance on our German subsidiary in the amount of $7,639 and two of our United Kingdom subsidiaries in the amounts of $8,735 and $1,115 given their recent cumulative profit positions coupled with profitable outlooks. These releases were offset by valuation allowance established on our Italian subsidiary totaling $170 given the expected future operating results could no longer sustain recognition of the deferred tax assets. During the fourth quarter of 2012, we released the valuation allowance on operating losses and other tax attributes with unlimited carryforward periods in certain jurisdictions to the extent that the deferred tax

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

liabilities related to indefinite lived intangibles created a source of income to support the release. This release resulted in a tax benefit of $5,139.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the first quarter of 2013, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $598 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges and an offsetting non-cash income tax benefit of $598 in continuing operations as compared to a non-cash deferred income tax expense against other comprehensive income and offsetting non-cash income tax benefit of $3,237 in continuing operations during the third quarter of 2012. During the fourth quarter of 2012, we recorded a non-cash deferred income tax expense of $948 against Foreign currency translation adjustment as a result of year to date gains from foreign currency fluctuations primarily related to our establishment of a deferred tax liability on unrepatriated foreign earnings of our Philippines subsidiary and an offsetting non-cash income tax benefit of $948 in continuing operations.
We have not recorded deferred U.S. income tax liabilities of $12,162 and $19,085 applicable to undistributed earnings of $34,977 and $54,724 at December 31, 2013 and 2012, respectively, related to certain foreign subsidiaries as these undistributed earnings are indefinitely reinvested in foreign operations. During the fourth quarter of 2013, we changed our assertions with respect to certain of our foreign subsidiaries. We recorded a deferred tax liability applicable to the undistributed earnings of our Nicaraguan subsidiary for $584 as a result of its strong performance combined with repatriation opportunities and our Indian subsidiary for $1,683 given that future distributions could exceed current earnings. We reduced the deferred tax liabilities as a result of reversing our assertions related to our Polish subsidiary for $1,055 as future distributions are not expected to exceed current earnings. During the fourth quarter of 2012, we changed our assertions with respect to certain of our foreign subsidiaries. We recorded a deferred tax liability of $9,271, recognizing $425 of income tax expense, applicable to the undistributable earnings of our Philippines subsidiary and reduced the deferred tax liability for $534 related to the reversal of our assertion with respect to our Portuguese subsidiary, recognizing $28 of income tax benefit. We continuously review the assertion for indefinitely reinvested earnings in line with our global cash strategy.
The provision for income taxes decreased to a benefit of $15,216 for the year ended December 31, 2013 from an income tax benefit of $1,283 for the year ended December 31, 2012 primarily due to the additional tax benefit of $23,414 related to the release of valuation allowances on the deferred tax assets of certain of our foreign subsidiaries in 2013 when compared to 2012. The tax benefit was offset by additional tax expense of $3,587 in 2013 when compared to 2012 resulting from the Income Tax Allocation along with an increase in tax reserves of $2,817 over the same period.
For the year ended December 31, 2012, we recognized a $1,283 benefit for income taxes. The effective tax rate for the year ended December 31, 2012 was 5.1%. The income tax provision differed from the statutory rate due to releases in valuation allowances primarily related to operating losses, foreign dividends and interest, and nondeductible expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The table below presents statement of operations data, including the amount and percentage changes for the periods indicated, as well as the impact from foreign exchange translation:

	Year Ended December 31,
	2012	2011	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
Statement of Operations Data:
Revenues:
Americas	$870,079	$812,043	$58,036	7.1%	8.5%	$(10,772)
EMEA	559,554	596,670	(37,116)	(6.2)%	0.4%	(39,710)
Other	(500)	7,256	(7,756)	(106.9)%	(106.9)%	—
Total revenues	1,429,133	1,415,969	13,164	0.9%	4.5%	(50,482)
Operating expenses:
Costs of services:
Americas	540,418	489,688	50,730	10.4%	10.9%	(2,629)
EMEA	394,509	424,747	(30,238)	(7.1)%	(0.6)%	(27,901)
Other	(380)	6,702	(7,082)	(105.7)%	(105.4)%	(20)
Total costs of services	934,547	921,137	13,410	1.5%	4.8%	(30,550)
Selling, general and administrative expenses:
Americas	202,318	185,809	16,509	8.9%	9.0%	(230)
EMEA	126,479	140,753	(14,274)	(10.1)%	(4.2)%	(8,352)
Other	43,731	44,049	(318)	(0.7)%	(1.7)%	441
Total selling, general and administrative expenses	372,528	370,611	1,917	0.5%	2.7%	(8,141)
Depreciation and amortization of property and equipment	35,997	38,902	(2,905)	(7.5)%	na	na
Amortization of intangible assets	7,035	13,272	(6,237)	(47.0)%	na	na
Restructuring and exit charges	15,693	20,048	(4,355)	(21.7)%	na	na
Loss on foreign currency transactions	2,596	2,112	484	22.9%	na	na
Impairment and (gain) loss on disposal of assets, net	1,484	634	850	134.1%	na	na
Other expense, net	97	1,169	(1,072)	(91.7)%	na	na
Operating income	59,156	48,084	11,072	23.0%	na	na
Interest and other financing costs, net	84,307	70,690	13,617	19.3%	na	na
Loss before income taxes	(25,151)	(22,606)	(2,545)	(11.3)%	na	na
Income tax (benefit) provision	(1,283)	9,179	(10,462)	(114.0)%	na	na
Net loss	$(23,868)	$(31,785)	$7,917	24.9%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $1,429,133 for the year ended December 31, 2012, an increase of $13,164, compared to $1,415,969 for the year ended December 31, 2011. Excluding the $50,482 impact of foreign exchange translation, of which $39,710 related to EMEA and $10,772 related to the Americas, Revenues increased by $63,646, from 2011 to 2012. Revenue increases in 2012 (excluding the impact of foreign exchange translation) were primarily attributable to new business, which increased approximately $63,200, with $35,700 attributable to the Americas and $27,500 attributable to EMEA. The increase in Revenues was also due to growth of existing client campaigns of approximately $42,200, which was driven by an increase in the Americas of $49,700, partially offset by a decrease of $7,500 in EMEA. These increases in Revenues were partially offset by approximately $41,800 of attrition, of which $23,200 related to the Americas and $18,600 related to EMEA. The increase in Revenues was also partially offset by the decrease in Other revenues, which were $(500) for the year ended December 31, 2012, a decrease of $7,756, compared to $7,256 for the year ended December 31, 2011. The decrease in Other revenues was primarily due to the sale of the National Action Financial Services, Inc. ("NAFS") third party collections business based in Buffalo, New York (the "NAFS Business") in August 2011.
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
SG&A
SG&A expenses were $372,528 for the year ended December 31, 2012, an increase of $1,917, compared to $370,611 for the year ended December 31, 2011. Excluding the impact of foreign currency translation of $8,141, primarily due to $8,352 related to EMEA and $230 related to Americas, SG&A expenses increased $10,058, during 2012 as compared to 2011. The increase in SG&A was primarily due to increases in Revenues, facilities costs, and labor costs.
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
Restructuring and Exit Charges
Management initiated a restructuring plan for the year ended December 31, 2011 (the "2011 Plan") in response to reduced volumes stemming from the global economic downturn and the likelihood of a prolonged and sluggish recovery period, primarily in EMEA. A restructuring plan for the year ended December 31, 2012 (the "2012 Plan") was also initiated in response to reduced volumes caused by the continued economic instability. Both plans consisted of workforce reductions and site closures.
Restructuring and exit charges were $15,693 for the year ended December 31, 2012, a decrease of $4,355, compared to $20,048 for the year ended December 31, 2011. Restructuring expense included severance costs of $12,217 and $15,203 for the years ended December 31, 2012 and 2011, respectively. Facility exit and other costs, which primarily related to ongoing lease and other contractual obligations, were $3,476 and $4,845 for the years ended December 31, 2012 and 2011, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Information regarding the 2012 Plan and the restructuring and exit charges for the year ended December 31, 2012 is summarized below:

Headcount reduction	1,392
Sites eliminated	2
Estimated annualized cash savings	$9,772

Restructuring and exit charges related to the 2012 Plan	$12,716
Restructuring and exit charges related to restructuring plans from earlier years	$2,977
Total restructuring and exit charges for the year ended December 31, 2012	$15,693
Information regarding the 2011 Plan and the restructuring and exit charges for the year ended December 31, 2011 is summarized below:

Headcount reduction	1,826
Sites eliminated	6
Estimated annualized cash savings	$24,177

Restructuring and exit charges related to the 2011 Plan	$14,721
Restructuring and exit charges related to restructuring plans from earlier years	$5,327
Total restructuring and exit charges for the year ended December 31, 2011	$20,048
Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $2,596 for the year ended December 31, 2012, an increase of $484, compared to $2,112 for the year ended December 31, 2011.
Impairment and (Gain) Loss on Disposal of Assets, Net
Impairment and loss on disposal of assets was $1,484 for the year ended December 31, 2012, an increase of $850, compared to $634 for the year ended December 31, 2011. The loss was primarily related to impairment charges of $1,633 recognized during 2012 on certain of the Company's annuity contracts located in the Americas.
Interest and Other Financing Costs, net
Interest and other financing costs were $84,307 for the year ended December 31, 2012, an increase of $13,617, compared to $70,690 for the year ended December 31, 2011. The increase was primarily attributable to an increase in non-cash interest expense of $11,482 related to a mark-to-market loss associated with the interest rate swap and a higher interest rate on the Senior Secured Notes compared to the term loans ("Term Loans") that were partially paid down with the proceeds. These increases were partially offset by lower interest payments associated with the amendment of our interest rate swap.
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

(in thousands of U.S. dollars, except share and per share data)

working capital and capital expenditure requirements could also increase materially in the event cash is required to fund new strategic initiatives, the resolution of certain litigation or administrative disputes, or other unexpected business expenses. These factors could require that we raise additional capital through future debt or equity financing or reduce certain capital and other expenditures.
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
During the year ended December 31, 2013, cash paid for fixed asset capital expenditures and other related investments totaled $31,001. The capital expenditure line item includes the following categories: facilities and information technology repair and maintenance, growth, retention, and incremental new sites.
The maximum capital expenditures covenant in our Senior Secured Credit Facility limits our annual capital spending, cash restructuring in excess of $10,000 and our acquisition expenses in excess of $10,000, to a pre-established limit for each year and allows for carryover of unused spend.
As of December 31, 2013, our total Cash and cash equivalents were $7,366, and our indebtedness was $739,744. This compares with $12,245 in total Cash and cash equivalents and $737,121 of indebtedness as of December 31, 2012. Adjusted working capital was $105,965 at December 31, 2013, compared to $131,965 at December 31, 2012, a decrease of $26,000. Adjusted working capital is a non-GAAP measure that we define as current assets (excluding cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts). See Part II Item 7 of this Report for a reconciliation of this non-GAAP measure.
These fluctuations are explained in the Cash Flows comparisons below.
Cash Flows
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Year Ended December 31,		Increase (Decrease) to Net Cash Flow
	2013	2012	Amount
Cash provided by (used in):
Operating activities	$33,866	$6,600	$27,266
Investing activities	(30,723)	(31,184)	461
Financing activities	(7,572)	18,771	(26,343)
Operating Activities.    Cash flow from operations was a source of cash of $33,866 in 2013, compared to $6,600 in 2012. Cash flow from operations increased primarily due to the $24,854 increase in Net income from 2012 to 2013, as well as favorable changes in our operating working capital accounts of approximately $14,071, which was due to decreases in Accounts receivable partially offset by decreases in Accrued liabilities and other. The decrease in Accounts receivable was primarily driven by initiatives to reduce the average time our receivables are outstanding, such as initiatives around improving the billing cycle. The decrease in Accrued liabilities and other was primarily related to payments on foreign currency hedge liabilities.
Investing Activities.    Cash used in investing activities was $30,723 in 2013, compared to $31,184 in 2012. The decrease was primarily driven from certain software licensing purchases during 2012 that the Company did not incur during 2013, partially offset by an increase in other capital expenditures.
Financing Activities.    Cash used by financing activities was $7,572 in 2013, compared to source of cash of $18,771 in 2012. The decrease in cash provided by financing activities was primarily due to higher pay downs and less

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

borrowings against the Revolvers over the course of 2013 as compared to 2012, partially offset by a reduction in debt issuance costs incurred during 2013.
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
Operating Activities.    Cash flow from operations was a source of cash of $6,600 in 2012, compared to a use of cash of $9,968 in 2011. The increase in cash flow from operations was primarily due to decreases in cash payments on restructuring charges of approximately $11,400, interest charges of $8,151, and taxes of $7,996 from 2011 to 2012. Cash flow from operations also increased due to the $7,917 decrease in net loss from 2011 to 2012. These increases in cash flows from operations were partially offset by an increase of $24,476 in our operating assets and liabilities, which was primarily driven by lower accounts payable and accrued liabilities balances.
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
Contractual Obligations and Commercial Commitments
The following table represents our contractual commitments associated with our debt and other contractual obligations as of December 31, 2013:

	Payments Due By Period
Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
	(dollars in thousands)
Long-term debt obligations(1)	$—	$18,000	$727,496	$—	$745,496
Interest obligation(2)	77,648	153,852	50,256	—	281,756
Capital lease obligations(3)	2,839	3,736	678	—	7,253
Operating lease obligations(4)	46,547	56,167	23,682	2,010	128,406
Purchase commitments(5)	27,091	21,360	200	192	48,843
Total(6)	$154,125	$253,115	$802,312	$2,202	$1,211,754

(1)
Represents principal on our Senior Notes, the Senior Secured Notes, and Senior Secured Credit Facility. For further information on our long-term debt obligations, see Note 8 to our Consolidated Financial Statements for the year ended December 31, 2013. As of December 31, 2013, we had outstanding borrowings of $18,000 under our Revolvers which provide for aggregate borrowings of up to $61,250 less $1,008 of letters of credit outstanding for a total availability of $42,242 as of December 31, 2013. The actual amounts of interest and payments under our Revolvers will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

(2)
Represents interest payments on our Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes. Because we have hedged $175,000 of our outstanding term loan borrowings through an interest rate swap agreement expiring December 2016, the interest payments reflected above for that $175,000 are based on the swap rate of 2.315% through the expiration date of that agreement, rather than the interest rate of the Term Loans. Variable interest rates under our Senior Secured Credit Facility have been assumed to remain constant through the end of the term. For further information, see Notes 8 and 15 to our Consolidated Financial Statements for the year ended December 31, 2013, included in Item 8 of this report.

(3)
Consists of payments under our capital leases for certain equipment. For further information, see Note 13 to our Consolidated Financial Statements for the year ended December 31, 2013, included in Item 8 of this report.

(4)
Represents payments under our non-cancelable operating leases for various property and equipment. For further information, see Note 13 to our Consolidated Financial Statements for the year ended December 31, 2013.

(5)	Consists primarily of contractual obligations to purchase goods or services, primarily telecommunications services, which are enforceable and legally binding on us.

(6)
Because we are uncertain as to when and if cash settlement may occur, this table does not reflect our net long-term liability of $27,434 related to uncertain tax positions. See Note 10 of the Consolidated Financial Statements for the year ended December 31, 2013, included in Item 8 of this report.

Debt
Senior Notes
On March 18, 2010, SITEL, LLC and SITEL Finance Corp. (together with SITEL, LLC, the "Issuers") issued the 11.5% Senior Notes due April 1, 2018 having an aggregate principal amount of $300,000 with an original issuance discount of $7,638. The Senior Notes are general unsecured obligations of SITEL Worldwide Corporation and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by our domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1. Proceeds from the Senior Notes offering were used to pay down approximately $231,600 of the Term Loans and 100% of the outstanding balance on the Revolvers, both of which are discussed further below.
We are not required to make mandatory redemptions or sinking fund payments with respect to the Senior Notes; however at any time prior to April 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount of the Senior Notes, plus a make-whole premium calculated in accordance with the indenture governing the Senior Notes and accrued and unpaid interest. On or after April 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 105.750% prior to April 1, 2015; 102.875% on or after April 1, 2015, but prior to April 1, 2016; and 100% on or after April 1, 2016.
Senior Secured Notes
On April 20, 2012, the Issuers issued the 11.0% Senior Secured Notes due August 1, 2017, having an aggregate principal amount of $200,000 with an original issuance discount of $8,000. The Senior Secured Notes are guaranteed by our domestic subsidiaries and will mature on August 1, 2017. The Senior Secured Notes and the guarantees are the senior obligations of the Issuers and the guarantors and are secured on a first-priority basis by a lien on substantially all of the assets of the Issuers and the guarantors, subject to certain exceptions. The obligations of the Issuers and the guarantors under the Senior Secured Notes and the guarantees are secured on an equal and ratable basis with all obligations of the Issuers and the guarantors under the Senior Secured Credit Facility. The Senior Secured Notes and guarantees thereof rank effectively senior in right of payment to all of the Issuers' and guarantors' existing and future senior unsecured debt, including the Senior Notes to the extent of the collateral securing the Senior Secured Notes, and rank senior to all of the Issuers' and guarantors' existing and future subordinated debt. Interest accrues on the Senior Secured Notes at a rate of 11.0% annually, and is payable semi-annually in arrears on February 1 and August 1. Proceeds from the Senior Secured Notes offering were used to pay down approximately $128,900 of the Term Loans and 100% of the outstanding balance on the Revolvers, both of which are discussed further below.
We are not required to make mandatory redemptions or sinking fund payments with respect to the Senior Secured Notes; however at any time prior to August 1, 2014, the issuers of the Senior Notes may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Senior Secured Notes with the net proceeds of certain equity offerings at 111%. Prior to August 1, 2014, the Senior Secured Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount of the Senior Secured Notes, plus a make-whole premium calculated in accordance with the indenture governing the Senior Secured Notes and accrued and unpaid interest. On or after August 1, 2014, the Senior Secured Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 105.5% prior to August 1, 2015; 102.75% on or after August 1, 2015, but prior to August 1, 2016; and 100% on or after August 1, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The indentures governing the Senior Notes and the Senior Secured Notes contains customary covenants and restrictions on the activities of SITEL, LLC, Sitel Finance and SITEL, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of SITEL, LLC's assets. Certain of these covenants will be suspended if the Senior Notes or Senior Secured Notes are assigned an investment grade rating by both Standard & Poor's Rating Services and Moody's Investor Service, Inc. and no default has occurred or is continuing. If either rating on the Senior Notes or Senior Secured Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated.
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
As of December 31, 2013, we had an aggregate of $245,496 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $227,496 of term loan borrowings. Our Term Loans consisted of approximately $177,973 outstanding on the U.S. term loan, $30,191 outstanding on the Euro term loan, and $19,332 outstanding on the British pound sterling term loan. As of December 31, 2013, we had $18,000 of borrowings outstanding and $42,242 available for additional borrowings under our Revolvers.
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
Sixth Amendment
In February 2014, we entered into the sixth amendment to the Senior Secured Credit Facility (the "Sixth Amendment") which increased our Senior Secured Leverage Ratio and decreased our Minimum Interest Coverage Ratio covenant levels.
Interest
The Term Loans mature in January 2017. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.3% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75% or the higher of the federal funds rate plus 0.50% or the banks’ prime rate plus the applicable margin of 5.75%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for the notional amount of $175,000 against our Term Loans that is based on a rate of 2.315% versus three month LIBOR. In November 2011, we amended our interest rate swap agreement to reduce the rate to 2.315% from 4.91%, effective September 30, 2011, and to reduce the notional amount to $175,000 from $350,000 as of March 31, 2012.
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
For the year ended December 31, 2013, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.61%. For the year ended December 31, 2013, the weighted average rate on the Revolvers was 8.43%. Specified interest rates for the Euro term loan and Canadian term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of December 31, 2013. We believe that we will continue to be able to comply with the restrictive covenants in our Senior Secured Credit Facility throughout 2014. Subsequent to December 31, 2013, the Senior Secured Leverage Ratio and Minimum Interest Coverage Ratios were amended to adjust the covenant thresholds.
Off Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At December 31, 2013, the future lease commitments relating to our operating leases were $128,406. We utilize standby letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through October 2014, and are renewed as required. The outstanding commitment on these obligations at December 31, 2013 was $1,008.
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
Seasonality
Our business has been generally subject to seasonality, with revenues and profits strongest in the fall and winter months due to the high level of sales activity between our clients and their customers during the fall holiday season, with slower business during the spring and summer months.

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
The computation of Adjusted EBITDA is as follows:

(in thousands of U.S. dollars)	December 31, 2013	December 31, 2012	December 31, 2011
Net income (loss)	$986	$(23,868)	$(31,785)
Adjustments:
Income taxes	(15,216)	(1,283)	9,179
Interest expense	80,554	84,307	70,690
Impairment and (gain) loss on disposal of assets and subsidiary	4,629	1,484	634
Amortization of intangibles	6,383	7,035	13,272
Depreciation	34,578	35,997	38,902
Restructuring and exit charges	14,241	15,693	20,048
Non-cash loss on FX	1,739	4,558	3,334
Non-cash (gain) loss on FX hedges	708	(917)	1,727
Non-cash stock compensation	256	518	203
Other	1,215	1,654	2,352
Total Adjustments	129,087	149,046	160,341
Adjusted EBITDA	$130,073	$125,178	$128,556
The computation of Adjusted working capital is as follows:

(in thousands of U.S. dollars)	December 31, 2013	December 31, 2012	December 31, 2011
Working capital (a)	$112,113	$143,359	$123,534
Adjustments:
Cash and cash equivalents	(7,366)	(12,245)	(19,337)
Restricted cash	(4,312)	(3,758)	(3,804)
Current portion of capital lease obligations	2,005	3,023	3,571
Book overdrafts	3,525	1,586	3,518
Total Adjustments	(6,148)	(11,394)	(16,052)
Adjusted working capital	$105,965	$131,965	$107,482
(a) Defined as current assets less current liabilities from the Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance because it reflects working capital related to core operations, which we find helpful in evaluating performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

(in thousands of U.S. dollars)	Year Ended December 31,
	2013	2012	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$1,438,338	$1,429,133	$9,205	0.6%	0.3%	$5,254	$3,951
Total costs of services	946,293	934,547	11,746	1.3%	1.1%	1,738	10,008
Total selling, general and administrative expenses	367,617	372,528	(4,911)	(1.3)%	(0.9)%	(1,564)	(3,347)

	Year Ended December 31,
	2012	2011	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$1,429,133	$1,415,969	$13,164	0.9%	4.5%	$(50,482)	$63,646
Total costs of services	934,547	921,137	13,410	1.5%	4.8%	(30,550)	43,960
Total selling, general and administrative expenses	372,528	370,611	1,917	0.5%	2.7%	(8,141)	10,058
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
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the Consolidated Financial Statements. Actual results could differ from our estimates under different assumptions or conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

These policies are those that we consider to be the most critical. This should be read in conjunction with Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report.
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
See Note 10 of the Consolidated Financial Statements for the year ended December 31, 2013 included in Item 8 of this Report for additional discussion regarding income taxes.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for the year ended December 31, 2013 included in Item 8 of this Report for discussion of the potential impact of recent accounting pronouncements.

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
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2013, we had $245,496 of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to increase interest expense by approximately $2,455, for the year ended December 31, 2013 before giving effect to the interest rate swap agreement described below. Approximately 76.9% of our term loan debt at December 31, 2013 was covered by an interest rate swap derivative instrument. The interest rate swap agreement described below reduces our exposure to interest rate risk associated with our variable rate debt for the periods in which the agreement is in effect.
In March 2007, we entered into an interest rate swap derivative instrument, which we refer to as the interest rate swap, to minimize the risk associated with fluctuations in interest rates on our variable rate debt. The objective of the swap is to more effectively balance our borrowing costs and interest rate risk. The interest rate swap was originally set to expire in March 2012. Under the original terms of the interest rate swap, we made payments to a counterparty at a fixed rate of 4.91% on a $400,000 notional amount of the interest rate swap, and we received a variable rate of three-month LIBOR. The notional amount was reduced to $350,000 in March 2009 for the remainder of the term. On November 28, 2011, we amended the interest rate swap to extend the term through December 31, 2016. The fixed rate decreased to 2.315% as of September 30, 2011. The notional amount decreased to $175,000 on March 31, 2012, and will remain constant through the remainder of the revised term.
Foreign Currency Risk
We are exposed to market risk from fluctuations in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Europe, Asia, and other foreign markets in which we have operations.
Foreign Currency Translation.    We experience foreign currency translation exposure upon translation of foreign denominated revenues and profit into U.S. dollars. Material portions of our revenues and expenses have been generated by our European operations, and we expect that our European operations will account for a material portion of our revenues and expenses in the future. Substantially all of our expenses and revenues in our European operations are denominated in foreign currencies, principally the British pound sterling and the Euro. We do not hedge the Euro and British pound sterling as our costs are generally in the same currency as our revenues and therefore our exposure is only in translation and does not impact cash.
Cash Flow Hedges.    We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which the Consolidated Financial Statements are reported. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Significant costs are incurred in our foreign locations where we service a number of our U.S. and European based clients using non-U.S. and non-European based customer care centers, such as customer care centers in the Philippines, India, Mexico and others. Conversely, related revenues from the client contracts are invoiced and collected in a different currency, principally in U.S. dollars as well as other currencies such as the Euro, British pound sterling ("GBP"), and Australian and New Zealand dollars. To hedge against the risk of fluctuations in the invoiced currency, we have contracted with financial institutions to set (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of December 31, 2013, we had forward contracts maturing within the next 12 months. The principal currency exposures hedged are in relation to the Philippine peso ("PHP") and the Indian rupee ("INR").

To help minimize variability and exposure to changes in these currencies on a year over year basis, we have a hedging program in place that enters into hedges throughout the preceding year of the exposure. Under this program we have entered into forward contracts with two financial institutions to acquire these foreign currencies set forth in the table below:

Currency to be Acquired	USD Equivalent Amount of Foreign Currency to be Acquired, in thousands	Exchange Rate	Contract Term
PHP	$91,613	41.69	2014
INR	$28,427	59.03	2014
We do not use derivative foreign exchange instruments for trading or other speculative purposes.
Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had a 10% depreciation against our non-U.S. dollar denominated business in 2013, revenues would have been increased by approximately $82,000 and operating income would have been decreased by approximately $16,000, respectively, before giving effect to the forward contracts described above.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Beginning on the next page are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, and the supplementary financial information specified by Item 302 of Regulation S-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SITEL Worldwide Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, changes in stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of SITEL Worldwide Corporation and its subsidiaries (the "Company") at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Nashville, Tennessee
February 19, 2014

SITEL Worldwide Corporation
Consolidated Balance Sheets
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share data)

	2013	2012
Assets
Current assets
Cash and cash equivalents	$7,366	$12,245
Accounts receivable (net of allowance for doubtful accounts of $2,081 and $2,990, respectively)	242,472	264,849
Prepaids and other current assets	53,832	56,642
Total current assets	303,670	333,736
Property and equipment, net	89,662	91,592
Goodwill	117,709	117,720
Other intangible assets, net	36,547	42,930
Deferred income taxes	35,975	14,213
Other noncurrent assets	36,658	42,158
Total assets	$620,221	$642,349
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$20,161	$19,880
Accrued payroll and benefits	76,646	77,243
Accrued liabilities and other	85,235	85,960
Income taxes payable	7,510	4,271
Current portion of capital lease obligations	2,005	3,023
Total current liabilities	191,557	190,377
Long-term debt	734,614	732,335
Capital lease obligations	3,125	1,763
Deferred income taxes	3,828	3,932
Other noncurrent liabilities	51,202	58,722
Total liabilities	984,326	987,129
Commitments and contingencies (see Note 14)

SITEL Worldwide Corporation
Consolidated Balance Sheets (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share data)

	2013	2012
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at December 31, 2013 and 2012	66,982	59,728
Series C, $0.01 par value; 28,881 shares issued and outstanding at December 31, 2013 and 2012	59,056	50,191
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at December 31, 2013 and December 31, 2012	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 40,699,602 (including 8,268,358 restricted) and 33,547,331 (including 1,773,975 restricted) shares issued at December 31, 2013 and 2012, respectively; 38,234,495 and 31,082,224 shares outstanding at December 31, 2013 and 2012, respectively	325	318
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at December 31, 2013 and 2012	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at December 31, 2013 and 2012, respectively	68	68
Additional paid-in capital	357,518	373,391
Accumulated deficit	(788,390)	(789,376)
Accumulated other comprehensive loss	(53,964)	(33,400)
Treasury shares, at cost	(9,247)	(9,247)
Total stockholders’ deficit	(490,143)	(454,699)
Total liabilities and stockholders’ deficit	$620,221	$642,349
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2013, 2012 and 2011

(in thousands of U.S. dollars)

	2013	2012	2011
Revenues	$1,438,338	$1,429,133	$1,415,969
Operating expenses
Costs of services*	946,293	934,547	921,137
Selling, general, and administrative expenses*	367,617	372,528	370,611
Depreciation and amortization of property and equipment	34,578	35,997	38,902
Amortization of intangible assets	6,383	7,035	13,272
Restructuring and exit charges	14,241	15,693	20,048
(Gain) loss on foreign currency transactions	(984)	2,596	2,112
Loss on sale of subsidiary	4,558	—	—
Impairment and (gain) loss on disposal of assets, net	71	1,484	634
Other (income) expense, net	(743)	97	1,169
Operating income	66,324	59,156	48,084
Interest and other financing costs, net	80,554	84,307	70,690
Loss before income taxes	(14,230)	(25,151)	(22,606)
Income tax (benefit) provision	(15,216)	(1,283)	9,179
Net income (loss)	986	(23,868)	(31,785)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $(3), $948, and $0, respectively	(12,119)	1,203	(7,976)
Unrealized (loss) gain on derivative valuation, net of tax of $659, $3,106, and $0, respectively	(6,897)	5,325	(11,413)
Change related to pension liability, net of tax of $43, $0, and $0, respectively	(1,548)	(1,602)	752
Total other comprehensive (loss) income	(20,564)	4,926	(18,637)
Comprehensive loss	$(19,578)	$(18,942)	$(50,422)
*Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 1
Years Ended December 31, 2013, 2012 and 2011

 (in thousands of U.S. dollars, except per share amounts)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at January 1, 2011	31,174,824	88,281,647	6,751,263	$301	$882	$68	$388,644	$(733,723)	$(343,828)
Restricted shares granted	750,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(73,500)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	—	—	—	—	—	—	801	—	801
Purchase of treasury stock	—	—	—	—	—	—	(498)	—	(498)
Non-cash stock granted	114,114	—	—	1	—	—	202	—	203
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(14,372)	—	(14,372)
Net loss	—	—	—	—	—	—	—	(31,785)	(31,785)
Balances at December 31, 2011	31,965,438	88,281,647	6,751,263	$302	$882	$68	$374,777	$(765,508)	$(389,479)
Restricted shares forfeited	(36,500)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	1,296,359	—	—	13	—	—	480	—	493
Non-cash stock granted	322,034	—	—	3	—	—	247	—	250
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(2,113)	—	(2,113)
Net loss	—	—	—	—	—	—	—	(23,868)	(23,868)
Balances at December 31, 2012	33,547,331	88,281,647	6,751,263	$318	$882	$68	$373,391	$(789,376)	$(414,717)
Restricted shares granted	7,318,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(823,617)	—	—	—	—	—	—	—	—
Non-cash stock granted	657,888	—	—	7	—	—	246	—	253
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(16,119)	—	(16,119)
Net income	—	—	—	—	—	—	—	986	986
Balances at December 31, 2013	40,699,602	88,281,647	6,751,263	$325	$882	$68	$357,518	$(788,390)	$(429,597)
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 2
Years Ended December 31, 2013, 2012 and 2011

 (in thousands of U.S. dollars, except per share amounts)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at January 1, 2011	$(343,828)	$(21,115)	$766	$660	$2,665	2,293,769	$(8,170)	$(369,022)
Stock issued for cash and notes	801	—	—	—	—	—	—	801
Purchase of treasury stock	(498)	—	—	—	—	171,338	(305)	(803)
Non-cash stock granted	203	—	—	—	—	—	—	203
Preferred B and C stock accretion and BCF	(14,372)	—	—	—	—	—	—	(14,372)
Change related to pension liability, net of tax of $0	—	—	752	—	—	—	—	752
Unrealized loss on derivative, net of tax of $0	—	—	—	(11,413)	—	—	—	(11,413)
Net loss	(31,785)	—	—	—	—	—	—	(31,785)
Foreign currency translation adjustment, net of tax of $0	—	(7,976)	—	—	—	—	—	(7,976)
Balances at December 31, 2011	$(389,479)	$(29,091)	$1,518	$(10,753)	$2,665	2,465,107	$(8,475)	$(433,615)
Stock issued for cash and notes	493	—	—	—	—	—	—	493
Purchase of treasury stock	—	—	—	—	—	6,727,273	(772)	(772)
Non-cash stock granted	250	—	—	—	—	—	—	250
Preferred B and C stock accretion and BCF	(2,113)	—	—	—	—	—	—	(2,113)
Change related to pension liability, net of tax of $0	—	—	(1,602)	—	—	—	—	(1,602)
Unrealized gain on derivative, net of tax of $3,106	—	—	—	5,325	—	—	—	5,325
Net loss	(23,868)	—	—	—	—	—	—	(23,868)
Foreign currency translation adjustment, net of tax of $948	—	1,203	—	—	—	—	—	1,203
Balances at December 31, 2012	$(414,717)	$(27,888)	$(84)	$(5,428)	$2,665	9,192,380	$(9,247)	$(454,699)

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 2 (Continued)
Years Ended December 31, 2013, 2012 and 2011

 (in thousands of U.S. dollars, except per share amounts)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2012	(414,717)	(27,888)	(84)	(5,428)	2,665	9,192,380	(9,247)	(454,699)
Non-cash stock granted	253	—	—	—	—	—	—	253
Preferred B and C stock accretion and BCF	(16,119)	—	—	—	—	—	—	(16,119)
Change related to pension liability, net of tax of $43	—	—	(1,548)	—	—	—	—	(1,548)
Unrealized loss on derivative, net of tax of $659	—	—	—	(6,897)	—	—	—	(6,897)
Net income	986	—	—	—	—	—	—	986
Foreign currency translation adjustment, net of tax of $(3)	—	(12,119)	—	—	—	—	—	(12,119)
Balances at December 31, 2013	$(429,597)	$(40,007)	$(1,632)	$(12,325)	$2,665	9,192,380	$(9,247)	$(490,143)
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011

(in thousands of U.S. dollars)

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$986	$(23,868)	$(31,785)
Adjustments to reconcile Net income (loss) to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	40,961	43,032	52,174
Deferred income taxes	(25,849)	(1,744)	1,384
Non-cash derivative activity	9,653	2,596	4,322
Non-cash stock compensation expense	256	518	152
Amortization of debt issue costs and original issue discount	4,867	3,786	2,466
Amortization of deferred training revenue, net of costs	(3,845)	(3,247)	(3,297)
(Gain) loss on disposal of capital assets	(182)	(149)	29
Impairment of property and equipment and other long-term assets	753	1,633	605
Loss on sale of subsidiary	4,558	—	—
Other non-cash items, net	(1,772)	(1,495)	391
Change in book overdrafts	1,939	(1,932)	597
Changes in operating assets and liabilities
Accounts receivable	8,142	(9,837)	(14,224)
Prepaids and other current assets	(1,563)	(1,588)	6,058
Other noncurrent assets	(3,454)	(9,725)	(8,831)
Accounts payable and accrued liabilities and taxes	(3,057)	8,526	(22,759)
Other noncurrent liabilities	1,473	94	2,750
Net cash provided by (used in) operating activities	33,866	6,600	(9,968)
Cash flows from investing activities
Purchases of property and equipment	(31,001)	(31,503)	(40,258)
Proceeds from disposition of property and equipment	278	319	793
Net cash used in investing activities	(30,723)	(31,184)	(39,465)

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2012, 2011 and 2010

(in thousands of U.S. dollars)

	2013	2012	2011
Cash flows from financing activities
Proceeds related to stock transactions	—	227	—
Purchases of preferred and treasury shares	—	(1,900)	—
Payments on long-term debt and capital lease obligations	(733,345)	(699,239)	(493,962)
Proceeds from issuance of Senior Secured Notes	—	192,000	—
Proceeds from other long-term debt	729,402	538,640	537,307
Payment of interest rate swap, net	(3,612)	(4,065)	(1,722)
Payments of debt issue costs	(17)	(6,892)	(1,896)
Net cash (used in) provided by financing activities	(7,572)	18,771	39,727
Effect of exchange rate on cash and cash equivalents	(450)	(1,279)	(851)
Net change in cash and cash equivalents	(4,879)	(7,092)	(10,557)
Cash and cash equivalents:
Beginning of year	12,245	19,337	29,894
End of year	$7,366	$12,245	$19,337
Cash paid for interest	$79,254	$68,702	$76,853
Cash paid for income taxes	$5,942	$(208)	$7,788
Non-cash activities:
Purchases of assets under capital leases	$4,566	$473	$2,590
Property and equipment additions unpaid	$895	$156	$1,548
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

1. Nature of Business and Summary of Significant Accounting Policies
References in the Notes to Consolidated Financial Statements to "we", "our", "Sitel", or "the Company" are to SITEL Worldwide Corporation and its subsidiaries, collectively.
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
Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments, such as disbursement accounts, term deposits, money market instruments, and commercial paper carried with original maturities of three months or less. Legally restricted cash of $4,312 and $3,758 as of December 31, 2013 and 2012, respectively, are included in Prepaids and other current assets in the Consolidated Balance Sheets.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

The transactions in the allowance for doubtful accounts for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$2,990	$3,129	$6,142
Charges to costs and expenses	159	14	1,526
Write-offs, net of recoveries	(1,855)	(138)	(4,559)
Currency translation and other	787	(15)	20
Balance, end of year	$2,081	$2,990	$3,129
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
No customer represented greater than 10% of 2013, 2012, or 2011 Revenues or 10% of Accounts receivable, net, at December 31, 2013, 2012, or 2011.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

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
Intangible Assets
The Company’s intangible assets are primarily comprised of non-amortizable goodwill, trademark/trade name, and amortizable customer relationships, primarily related to the January 30, 2007 acquisition of SITEL Corporation ("Legacy SITEL"). The remaining customer relationships have useful lives of seven years.
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
Due to the business climate in some of our countries, the Company reviewed certain long-lived assets for possible impairment during the years ended December 31, 2013, 2012, and 2011. Based on the results of our review, during 2012 the Company recorded impairment charges of $1,633 to write down the carrying value of certain annuity contracts included within Other noncurrent assets. During 2013, we received approximately $500 in liquidation payments related to these annuity contracts, which was recorded as a gain during the year ended December 31, 2013. No impairment charges were recorded during 2011 related to these annuity contracts. During 2013 and 2011, the Company recorded impairment charges of $212 and $605, respectively, to write off the remaining carrying value of certain fixed assets. No such impairment charges were recorded during 2012. These charges are included in Impairment and loss on disposal of assets on our Consolidated Statements of Comprehensive Loss.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

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
Long-lived assets are classified as held for sale and presented within other current assets if their carrying amount will be recovered principally through a sale transaction rather than through continuing use. Assets are classified as held for sale only when the sale is highly probable and the asset is available for immediate sale in its present condition subject to terms that are usual and customary. Long-lived assets held for sale are measured at the lower of carrying amount or fair value, and any differences between carrying amount and fair value are recognized in the Consolidated Statements of Comprehensive Loss during the period in which a long-lived asset is classified as held for sale. During the year ended December 31, 2010, the Company closed its Port Arthur, Texas site (included within the Americas segment) and reclassified the fair value, which approximated the carrying value, of the office building of $1,741 from Property and equipment to Other current assets. This property was sold during January 2014, and the Company recorded a charge of $541 within Impairment and loss on disposal of assets during the year ended December 31, 2013 to reflect the net sales price. No amounts related to assets held for sale were recognized in the Consolidated Statements of Comprehensive Loss during the years ended December 31, 2012 or 2011.
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
The goodwill impairment test consists of two steps. The first step, which compares a reporting unit's fair value to its carrying amount, is used as a screening process to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit's goodwill impairment loss, if any. To perform step one of the goodwill impairment test, we had to perform the following steps:

1.	Identify our reporting units;

2.	Assign assets and liabilities to our reporting units;

3.	Assign all recorded goodwill to one or more of our reporting units; and,

4.	Determine the fair value of those reporting units to which goodwill has been assigned.

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
For purposes of testing goodwill, we estimated the fair value utilizing multiple measurement techniques. The estimation was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because we do not have an active trading market for our equity or debt. A guideline public companies model, which uses peer group metrics to value a company, was then utilized to confirm the measurement.
No impairment charges were recorded to goodwill or our other indefinite-lived intangible assets during the years ended December 31, 2013, 2012, or 2011.
Contingencies
An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine the appropriate amount to be recorded for such accruals. See Note 14 for additional discussion regarding our contingencies.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Revenue Recognition
The Company generates revenues from its clients through the provision of a wide array of services. Our services include the provision of customer service and technical support services to our clients’ customers as well as services that assist our clients in acquiring or retaining customers and generating revenue from customers. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, IVR, and social media channels. Revenues are recognized only when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured. The Company recognizes revenues at the time services are performed based on the rate detailed in the client contract, such as per: minute, hour, month, employee, subscriber or user, or item basis for each transaction processed. A portion of revenues may be subject to performance standards, such as sales per hour, average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. The Company’s performance against such standards may result in bonuses or penalties, which are recognized as earned or incurred. In certain circumstances, the Company receives payment in advance of providing service. Amounts billed but not earned under these contracts are excluded from revenues and included in Accounts payable in the Consolidated Balance Sheets. The Company had $2,419 and $989 of unearned revenues recorded on the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively.
The Company may incur certain upfront project start-up costs specific to each customer contract. In certain instances, our contracts allow us to bill the customer for these costs; however, because these upfront start-up services (mostly employee training services) do not have stand-alone value to the customer, revenues from upfront start-up services are deferred (and included in accrued liabilities and other for the current portion and in other noncurrent liabilities) and are recognized in revenues as services are provided over the expected term of the estimated client relationship. The Company recognized $10,604, $11,281, and $8,564 of cost and $11,389, $12,267, and $11,861 of revenues for the years ended December 31, 2013, 2012, and 2011, respectively, relating to these deferrals.
The Company is reimbursed by clients for pass-through out-of-pocket expenses, consisting principally of telecommunication, employee performance incentive, and postage and shipping costs. The reimbursement and related costs are reflected in the accompanying Consolidated Statements of Comprehensive Loss as revenues and costs of services, respectively. Telecommunication, postage and shipping, and other costs were $24,069, $25,783, and $24,483 for 2013, 2012, and 2011, respectively.
Revenue-related taxes collected from customers and remitted to governmental authorities are netted and not included in revenues.
Deferred Costs and Deferred Revenues
As more fully described under the heading "Revenue Recognition," the Company follows guidance on how to account for multiple element contracts. The Company capitalizes direct and incremental training costs to the extent recovery of these costs is probable. Both the training revenues and related costs are amortized straight-line over the term of the expected client relationship as a component of revenues and costs of services, respectively. The deferred costs are recorded as a component of Prepaids and other current assets or Other noncurrent assets, while the deferred revenues are recorded as a component of Accrued liabilities and other or Other noncurrent liabilities in the accompanying Consolidated Balance Sheets based upon the remaining term of the underlying client contracts.
Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the costs are immediately expensed. The Company evaluates probability of recovery by considering remaining profits to be earned during the term of the related contract, including any related deferred revenues, the creditworthiness of the client, and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. We recorded an impairment charge related to deferred training costs of $427 during 2013. No such impairment charges were recorded during 2012 or 2011.
The balance of short and long-term deferred training revenues was $9,719 and $9,379 at December 31, 2013 and 2012, respectively. The balance of deferred training costs was $9,641 and $8,531 at December 31, 2013 and 2012, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $1,322, $1,411, and $1,486 for the years ended December 31, 2013, 2012, and 2011, respectively.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Costs of Restructuring and Exit Activities
The Company has incurred various costs in an effort to reposition its business in order to lower its cost structure and improve its long-term competitive position. The costs are mainly comprised of employee severance and facility exit costs. Refer to Footnote 7 for a discussion of our Restructuring activities.
Debt Issue Costs
Capitalized costs related to the acquisition of long-term debt are amortized using the effective interest method over the expected life of the related debt instrument. Amortization of the debt issue costs amounted to $4,867, $3,786, and $2,466 during the years ended December 31, 2013, 2012, and 2011, respectively, and is included in Interest and other financing costs, net, in the Consolidated Statements of Comprehensive Loss. The unamortized balance of $9,966 and $12,736 at December 31, 2013 and 2012, respectively, is included in Other noncurrent assets on the Consolidated Balance Sheets. Refer to Note 8 for a discussion of our long-term debt transactions associated with the debt issue costs.
Employee Benefit Plans
The Company has defined benefit pension plans covering certain employees outside of the U.S. We estimate the projected benefit obligations using an assumed discount rate, expected return on plan assets, and a rate of compensation increase. As of December 31, 2013 and 2012, our projected benefit obligations were $10,455 and $8,676, respectively.
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
December 31, 2013 and 2012

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
Unforgiven loan balances, lease obligations, and deferred grant income of $812 and $1,951 at December 31, 2013 and 2012, respectively are reflected in the accompanying Consolidated Balance Sheets as a component of Other current and Other noncurrent liabilities. In the case of forgivable loan and lease obligations, interest expense is not recognized on the obligations to the extent management believes there is reasonable assurance that the grant criteria will be met over the term of the agreement. Training grants receivable of $934 and $349 at December 31, 2013 and 2012, respectively, are recorded in Prepaids and other current assets in the Consolidated Balance Sheets.
The Company recognized $11, $0 and $151 of Other income and $1,249, $960, and $697 of reductions to operating expense for the years ended December 31, 2013, 2012, and 2011, respectively, relating to the various incentive grants.
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
Asset Retirement Obligations
We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management’s estimates of current market restoration costs, inflation rates, and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is depreciated, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the Consolidated Statements of Comprehensive Loss. Discount rates used are based on incremental borrowing rates. During 2013, liabilities incurred and settled were $107 and $454 respectively. Liabilities incurred and settled during 2012 were $0 and $147, respectively. Accretion expense totaled $259, $104, and $117 for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, the Company’s asset retirement obligations totaled $3,584 and $3,574, respectively.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

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
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard was effective for prospective application for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial statements and related disclosures. See Note 17 for a summary of amounts reclassified out of Accumulated other comprehensive income for the year ended December 31, 2013.
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
In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes", which provides for the inclusion of certain interest rate benchmarks for hedge accounting purposes. ASU No. 2013-10 was effective for the Company for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. ASU 2013-10 did not have an impact on the financial statements and related disclosures.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)", which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in ASU 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. It is estimated that resulting from the adoption of this guidance, the financial statements will reflect a decrease in both Deferred tax assets and Other noncurrent liabilities of $2,692 during the first quarter of 2014.
No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements, included in Item 8 of this report.
Out of Period Adjustments
During the quarter and year ended December 31, 2013, an adjustment to correct items identified during the year that related to prior years increased net income by approximately $361, net of tax of $155. This error related to an over-recognition of depreciation expense on certain property and equipment. Because this error was not material to the prior year's financial statements and the impact of correcting this error in the current year is not material to the 2013 financial statements or results, we recorded the correction of the error in the year ended December 31, 2013 Consolidated Financial Statements.
During the year ended December 31, 2012, adjustments to correct items identified during the year that related to prior years, in the aggregate, increased net loss by approximately $2,096, net of tax of $475. These errors related to an under-recognition of depreciation expense on certain property and equipment of $971, net of tax of $155, the ineffective portion of certain foreign currency hedging instruments of $336, net of tax of $181, an under-accrual of vacation expense of $365, net of tax of $139, and an over-recognition of foreign currency gains of $424. Because these errors, both individually and in the aggregate, were not material to any of the prior years' financial statements and the impact of correcting these errors in 2012 was not material to the 2012 financial statements or results, we recorded the correction of these errors in the year ended December 31, 2012 Consolidated Financial Statements.
During the year ended December 31, 2011, adjustments to correct items identified during the year that related to prior years, in the aggregate, increased loss before taxes and net loss by approximately $2,523. The errors related to an under-accrual of restructuring charges of $1,275, an under-recognition of amortization expense on leasehold improvements of $2,288, and an under-recognition of net gains on foreign currency transactions of $1,608. Because these errors, both individually and in the aggregate, were not material to any of the prior years' financial statements and the impact of correcting these errors in 2011 was not material to the 2011 financial statements or results, we recorded the correction of these errors in the year ended December 31, 2011 Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

2. Prepaids and Other Current Assets
The composition of Prepaids and other current assets is as follows:

	2013	2012
Prepaid expenses	$9,927	$12,615
Value-added tax receivables	8,975	6,779
Deferred training costs	6,495	5,442
Other tax receivable	5,608	5,702
Income tax receivable	4,390	4,026
Restricted cash	4,312	3,758
Refundable deposits	1,814	305
Deferred income taxes — current	1,797	1,518
Taxes recoverable	1,711	3,117
Assets held for sale	1,200	1,741
Derivatives	403	3,322
Other receivables	2,137	1,894
Other current assets	5,063	6,423
	$53,832	$56,642
At December 31, 2013, Other current assets and Other receivables consisted primarily of grants receivable, payroll withholding taxes receivables, vendor receivables, employee advances, and other deferred costs. At December 31, 2012, Other current assets and Other receivables consisted primarily of payroll withholding taxes receivables, vendor receivables, employee advances, and other deferred costs.
3. Property and Equipment
The composition of Property and equipment is as follows:

	2013	2012
Land	$3,554	$3,554
Buildings and improvements	26,219	29,739
Leasehold improvements	64,506	61,934
Computer software	46,850	44,659
Equipment	171,259	161,784
Furniture and fixtures	29,834	28,382
Total original cost	342,222	330,052
Less: Accumulated depreciation and amortization	(261,635)	(241,586)
Net, excluding construction in progress	80,587	88,466
Construction in progress	9,075	3,126
Property and equipment, net	$89,662	$91,592
Depreciation and amortization of Property and equipment was $34,578, $35,997, and $38,902 for the years ended December 31, 2013, 2012, and 2011, respectively.
We recorded net (gain) loss on disposal of Property and equipment of $(182), $(149), and $29 for the years ended December 31, 2013, 2012, and 2011, respectively. During the years ended December 31, 2013 and 2011, the Company also

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

recorded impairment charges of $212 and $605, respectively, related to certain property and equipment. No such charges were recorded during the year ended December 31, 2012. These amounts are included in Impairment and loss on disposal of assets on our Consolidated Statements of Comprehensive Loss.
Capitalized computer software costs are comprised of internal-use software acquired direct from vendors. Amortization of computer software amounted to $5,957, $6,092, and $5,010 for the years ended December 31, 2013, 2012, and 2011, respectively. Unamortized computer software costs were $16,671, $19,822, and $20,902 at December 31, 2013, 2012, and 2011, respectively.
Included in Property and equipment are the following assets under capital leases:

	2013	2012
Buildings and improvements	$5,388	$4,859
Leasehold improvements	2,263	2,189
Computer software	2,468	2,552
Equipment	15,149	16,151
	25,268	25,751
Less: Accumulated amortization	(20,046)	(19,884)
	$5,222	$5,867
4. Goodwill and Other Intangible Assets
The total consolidated Goodwill balance is recorded in the Americas reporting segment. The Goodwill balance related to the EMEA reporting segment was fully impaired in 2009. The change in the carrying amount of Goodwill during 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Balances at January 1
Goodwill	$261,761	$261,751	$261,752
Accumulated impairment losses	(144,041)	(144,041)	(144,041)
	117,720	117,710	117,711

Currency translation adjustments	(11)	10	(1)

Balances at December 31
Goodwill	261,750	261,761	261,751
Accumulated impairment losses	(144,041)	(144,041)	(144,041)
	$117,709	$117,720	$117,710

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

The following tables present our Other intangible assets as of December 31, 2013 and 2012:

	2013
	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(89,159)	$527
Trademark and trade name (indefinite lived)	40,200	(4,180)	36,020
	$129,886	$(93,339)	$36,547

	2012
	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(82,776)	$6,910
Trademark and trade name (indefinite lived)	40,200	(4,180)	36,020
	$129,886	$(86,956)	$42,930
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Amortization of intangible assets for the years ended December 31, 2013, 2012, and 2011 was $6,383, $7,035, and $13,272, respectively. Our estimated future amortization expense is as follows:

Years Ending
2014	$527
2015	—
2016	—
2017	—
2018	—
No impairment charges were recorded related to Goodwill or Other intangible assets for the years ended December 31, 2013, 2012, or 2011. See Note 16 for a discussion of the valuation techniques and inputs used to determine the fair value of these assets.
We cannot predict the occurrence of certain events that might adversely affect the carrying value of Goodwill and Other intangible assets. Deterioration in global economic conditions and/or changes in assumptions or circumstances could result in impairment charges in Goodwill or other indefinite-lived intangibles in future periods in which the change occurs.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

5. Accrued Liabilities and Other
The composition of Accrued liabilities and other is as follows:

	2013	2012
Accrued expenses	$23,236	$24,691
Accrued interest	21,323	21,370
Derivatives	11,787	6,014
Deferred revenues	7,420	7,957
Accrued value-added tax	6,981	6,559
Book overdrafts	3,525	1,586
Restructuring — current	2,804	7,179
Deferred income taxes	2,340	4,545
Sales and use tax liability	1,924	2,678
Software license liabilities	616	593
Other	3,279	2,788
	$85,235	$85,960
At December 31, 2013, Other consisted primarily of deferred rent, certain foreign government tax-related liabilities, and other deferred items. At December 31, 2012, Other consisted primarily of deferred rent and certain foreign government tax-related liabilities.
6. Other Noncurrent Liabilities
The composition of Other noncurrent liabilities is as follows:

	2013	2012
Unrecognized tax benefits	$27,435	$28,756
Pension liability	5,988	4,779
Derivatives	4,061	8,922
Asset retirement obligation	3,584	3,574
Deferred revenues	3,253	3,484
Deferred rent — noncurrent	2,085	2,577
Restructuring — noncurrent	1,724	2,464
Software license liabilities	594	156
Deferred grant income	485	1,564
Deferred lease premiums	306	427
Other	1,687	2,019
	$51,202	$58,722
At December 31, 2013 and 2012, Other consisted primarily of unclaimed property and client retainers.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

7. Restructuring and Exit Activities
We evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Total costs relating to restructuring activities initiated in 2013 were $12,462. For activities initiated in 2013, the remaining accrual as of December 31, 2013 of $874 related to severance is expected to be paid during 2014, and the remaining accrual for facility exit costs of $706 is expected to be paid in 2014 through 2017 as the related leases expire. For restructuring activities initiated in 2012, the remaining accrual for severance-related activities of $508 is expected to be paid during 2014, and the remaining accrual for facility exit costs of $2,125 is expected to be paid in 2014 through 2017 as the related leases expire.
Restructuring expense recorded in the years ended December 31, 2013, 2012, and 2011 were $14,241, $15,693, and $20,048, respectively.
The liability for Restructuring and exit activity initiated in 2013 consisted of the following:

	Severance	Facility Exit and Other	Total
December 31, 2012	$—	$—	$—
Costs accrued (offset was to expense)	9,373	1,439	10,812
Cash payments	(8,673)	(735)	(9,408)
Foreign exchange and other	174	2	176
December 31, 2013	$874	$706	$1,580

Current portion of restructuring included in Accrued liabilities and other	$874	$327	$1,201
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$379	$379

Activity not reflected within the restructuring liability:
Costs expensed	$1,650	$—	$1,650
Cash payments	$(1,630)	$—	$(1,630)
Restructuring expense during the year ended December 31, 2013 for activities initiated in 2013 was $6,620 for EMEA and $5,842 for the Americas.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

The liability for Restructuring and exit activity initiated in 2012 and prior years consisted of the following:

	Severance	Facility Exit and Other	Total
December 31, 2012	$5,789	$3,626	$9,415
Costs accrued (offset was to expense)	177	1,304	1,481
Cash payments	(5,226)	(2,498)	(7,724)
Foreign exchange and other	(232)	(307)	(539)
December 31, 2013	$508	$2,125	$2,633

Current portion of restructuring included in Accrued liabilities and other	$508	$780	$1,288
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$1,345	$1,345

Activity not reflected within the restructuring liability:
Costs expensed	$5	$—	$5
Cash payments	$(5)	$—	$(5)
Restructuring expense during the year ended December 31, 2013 for activities initiated in 2012 was $634 for EMEA and $852 for the Americas. Cumulative restructuring costs related to such activities are $14,202 as of December 31, 2013, of which $10,357 relates to EMEA and $3,845 relates to the Americas. No significant additional costs are expected to be incurred.
In January 2007, we approved a plan (“Plan”) to restructure certain operations during 2007 related to the acquisition of Legacy SITEL (which refers to SITEL Corporation, a Minnesota corporation, prior to its acquisition by SITEL Worldwide on January 30, 2007). The Plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. Restructuring expense during the years ended December 31, 2013, 2012, and 2011 related to the Plan was $293, $0, and $119, respectively. Cash payments during the year ended December 31, 2013 related to the Plan were $100. The remaining accrual for all restructuring and exit activities related to the Plan was $315 and $228 at December 31, 2013 and December 31, 2012, respectively, and is recorded in Accrued liabilities and other in the accompanying Consolidated Balance Sheets.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

8. Long-Term Debt
The composition of Long-term debt is as follows:

	2013	2012
Senior Notes	$295,073	$294,234
Senior Secured Notes	194,045	192,790
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	18,000	19,400
Canadian revolver	—	—
Term Loans:
U.S. dollar term loan	177,973	177,973
Euro term loan	30,191	28,984
British pound sterling term loan	19,332	18,954
Total debt	734,614	732,335
Less: Debt maturing within one year	—	—
Total Long-term debt	$734,614	$732,335
Senior Notes
On March 18, 2010, the Issuers issued in a private placement, 11.5% Senior Notes due 2018 having an aggregate principal amount of $300,000. There is an original issue discount associated with the Senior Notes of $7,638, and the Company deferred debt issuance costs relating to the Senior Notes of $8,203, both of which are amortized over the term of the Senior Notes. The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company’s domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1.
Senior Secured Notes
On April 20, 2012, the Issuers issued in a private placement, 11.0% Senior Secured Notes due 2017 having an aggregate principal amount of $200,000 with an original issue discount of $8,000. The Company deferred debt issuance costs relating to the Senior Secured Notes of $4,675. The original issue discount and deferred debt issuance costs are being amortized over the term of the Senior Secured Notes. The Senior Secured Notes are guaranteed by the Company and its domestic subsidiaries, are secured on an equal and ratable basis with all obligations of the Issuers and the guarantors under the existing Senior Secured Credit Facility, and will mature on April 1, 2017. Interest accrues on the Senior Secured Notes at a rate of 11.0% annually and is payable semi-annually in arrears on February 1 and August 1. Proceeds from the Senior Secured Notes were used to pay down approximately $128,900 of the Term Loans and 100% of the outstanding balance on the Revolvers at that time.
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
Senior Secured Credit Facility
The Company's Senior Secured Credit Facility initially provided for available borrowings in an aggregate amount of $760,000. Components of the Senior Secured Credit Facility are (1) the $675,000 aggregate principal amount Term Loans, including a $550,000 U.S. dollar loan, a €51,447 Euro loan, and a £30,000 British pound sterling loan, and (2) the $85,000

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

aggregate principal amount Revolvers. In January 2013, the non-extended portion of our U.S. revolver expired, reducing the borrowing capacity under the Revolvers to $61,250.
During 2012, the Senior Secured Credit Facility was amended to, among other things, allow for the issuance and sale of the Senior Secured Notes; to allow for the flexibility to prepay the amounts outstanding under the non-extended Term Loans and to refinance, extend or replace the Revolvers; and to modify our leverage covenant and interest coverage covenant ratios. As part of this amendment, we also modified the currency mix on the revolver commitments to consist only of U.S. Dollar and Canadian Dollar amounts and terminated the British Pound Sterling revolver commitment. Certain remaining tranches of our Revolvers were also extended in exchange for paying an increased interest rate.
All Term Loans mature on January 30, 2017 and amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 6.75%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 6.75%. We have an interest rate swap agreement for the notional amount of $175,000 against our Term Loans that is based on a rate of 2.315% versus three month LIBOR. In November 2011, we amended our interest rate swap agreement to reduce the rate from 4.910% to 2.315%, effective September 30, 2011, and to reduce the notional amount from $350,000 to $175,000 as of March 31, 2012. For the year ended December 31, 2013, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.61%.
The Revolvers mature on January 30, 2016. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%. For the year ended December 31, 2013, the weighted average rate on the Revolvers was 8.43%. At December 31, 2013, and December 31, 2012, we had $42,242 and $64,456 available under the Revolvers after utilizing $1,008 and $1,144, respectively, for letters of credit outstanding. In January 2013, a portion of our U.S. revolver expired, reducing the borrowing capacity under the Revolvers to $61,250 from $85,000.
We paid debt issuance costs of $17, $6,892, and $1,896 during 2013, 2012, and 2011, respectively, relating to the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes. The unamortized balance of debt issuance costs is reflected in Other noncurrent assets and was $9,966, $12,736 and $9,004 at December 31, 2013, 2012 and 2011, respectively.
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
Senior Secured Leverage Ratio.  The senior secured leverage ratio is a maximum ratio of our total funded debt that is secured by a lien on any assets or equity interests of the Company or any of our subsidiaries to our Adjusted EBITDA (as defined in our Senior Secured Credit Facility) for each period of four consecutive quarters during the term of the Senior Secured Credit Facility. This ratio was amended by the Sixth Amendment subsequent to year end to increase the covenant threshold.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Minimum Interest Coverage Ratio.  The minimum interest coverage ratio is the ratio of Adjusted EBITDA to cash interest expense (net of interest income) for each period of four consecutive quarters during the term of the Senior Secured Credit Facility. This ratio was amended by the Sixth Amendment subsequent to year end to decrease the covenant threshold.
Maximum Capital Expenditures.  The maximum capital expenditures covenant in our Senior Secured Credit Facility limits our annual capital spending, cash restructuring in excess of $10,000, and our acquisition expenses in excess of $10,000 to a pre-established limit each year and allows for carryover of unused spend.
Future maturities of the Company’s outstanding Long-term debt as of December 31, 2013 are summarized as follows:

2014	$—
2015	—
2016	18,000
2017	427,496
2018	300,000
2019 and thereafter	—
Total debt payments	745,496
Less amount representing unamortized debt discount	(10,882)
Total debt balance at December 31, 2013	$734,614
9. Capital Stock
Authorized
20.00 million redeemable preferred shares, par value $0.01 per share issuable in series. The Board of Directors determines the voting rights, dividend policy, and conversion rights of these preferred shares.

•
On December 10, 2008, the Company authorized the issuance of 125,000 shares of Series C Preferred Stock. At December 31, 2013 and 2012, the number of Series C Preferred shares issued and outstanding was 28,881. These preferred shares, the majority held by Onex and other related parties, have a mandatory redemption date of July 2, 2018 for cash, and also have the right to be converted, at any time through the redemption date at the option of the holder, into the Company’s Class A Voting Common Stock (initially at $1.50 per share), in settlement of the Company’s obligations (including all accumulated and unpaid dividends through the redemption date. The liquidation value, including accrued dividends payable, at December 31, 2013, 2012, and 2011 of $59,056, $50,191, and $44,641, respectively, is net of deferred financing costs of $174, $212, and $269, respectively, and the Beneficial Conversion Feature ("BCF") of $1,793, $2,192, and $3,720, respectively. The net value is recorded as redeemable securities (outside of permanent equity) on the accompanying Consolidated Balance Sheets. The Series C Preferred Stock ranks senior to each other class of the Company’s stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16.0% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors. Dividends accrued in 2013, 2012 and 2011 amounted to $8,429, $7,264, and $6,717, respectively, and are recorded to Additional paid-in capital.

•
When the conversion option of the Series C Preferred Stock into Class A Voting Common Stock at $1.50 per share is less than the fair value of the common stock on the issuance dates, there is a BCF associated with this preferred stock. The value of the BCF has been recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. For the Series C Preferred Stock owned by certain other related parties, this discount is then being accreted from the date of issuance to the stated redemption date of July 2, 2018. For the Series C Preferred Stock owned by Onex, the BCF is immediately amortized to temporary equity at the date of issuance due to the existence of an in-substance put on the stock (see below). The BCF discount at December 31, 2013, 2012, and 2011 is $1,793, $2,192, and $3,720, respectively. The Company recognized $398, $1,528, and $605 of accretion within equity related to the BCF during 2013, 2012 and 2011, respectively.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

•
On April 3, 2008, the Company authorized the issuance of 125,000 shares of Series B Preferred Stock. At December 31, 2013 and 2012, the number of shares of Series B Preferred Stock issued and outstanding was 39,947. These preferred shares, the majority held by Onex and other related parties, have a mandatory redemption date of July 2, 2018 for cash, and also have the right to be converted, at any time through the redemption date at the option of the holder, into the Company’s Class A Voting Common Stock (initially at $4.85 per share), in settlement of the Company’s obligations (including all accumulated and unpaid dividends through the redemption date). The liquidation value, including accrued dividends payable, at December 31, 2013, 2012, and 2011 of $66,982, $59,728, and $64,292, respectively, is net of deferred financing costs of $265, $324, and $462, respectively. The net value is recorded as redeemable securities (outside of permanent equity) on the accompanying Consolidated Balance Sheets. The Series B Preferred Stock ranks senior to each class of common stock in liquidation rights. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12.0% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors. Dividends accrued in 2013, 2012, and 2011 amounted to $7,196, $6,434, and $6,938, respectively, and are recorded to Additional paid-in capital.

•
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of the Board of Directors, accounting guidance requires the Company to account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. The Company has determined that the value is immaterial as of December 31, 2013, 2012, and 2011, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.

205.00 million Class A voting common shares, par value $0.01 per share, entitled to one vote per share and to receive dividends as declared. At December 31, 2013, 2012, and 2011, the number of Class A voting common shares issued was 40,699,602, 33,547,331, and 31,977,536. At December 31, 2013, 2012, and 2011, there were 38,234,495, 31,082,224, and 29,512,429 Class A voting common shares outstanding, respectively, net of Class A treasury shares of 2,465,107. Also, the Company is required to at all times reserve and keep available out of its authorized but unissued shares of Class A voting common stock, solely for the purpose of issuance upon the conversion of the Series B and Series C Preferred Stock, such number of shares of Class A voting common stock as are issuable upon the conversion of all outstanding shares of Series B and Series C Preferred Stock.
During 2013, 657,888 shares of Class A voting common stock were issued related to director compensation. During 2012, 1,606,295 Class A voting common shares were issued, primarily related to purchases by certain of the Company's executives. During 2011, 114,114 Class A voting common shares were issued, primarily related to director and executive compensation.
20.00 million Class A nonvoting common shares, par value $0.01 per share. No Class A nonvoting common shares have been issued.
120.00 million Class B voting common shares, par value $0.01 per share, entitled to 25 votes per share and to receive dividends as declared, and convertible into the same number of shares of Class A voting common stock at any time. At December 31, 2013, 2012, and 2011, the number of Class B voting common shares issued and outstanding was 88,281,647.
8.50 million Class B nonvoting common shares, par value $0.01 per share. No Class B nonvoting common shares have been issued.
7.50 million Class C voting common shares authorized, par value $0.01 per share, entitled to one vote per share and to receive dividends as declared. At December 31, 2013 and 2012, 6,751,263 Class C voting common shares were issued and 23,990 were outstanding.
Stock Repurchase
On October 5, 2012, the Company entered into a stock repurchase agreement ("Repurchase Agreement") with JANA Piranha Master Fund, Ltd., JANA Nirvana Fund, L.P. and JANA Nirvana Master Fund, L.P. (collectively, "JANA"), whereby the Company acquired all of the outstanding Company common and preferred shares owned by JANA for a total cost of

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

$1,900. The purchase included 6,727,273 shares of Class C common stock, 12,123 shares of Series B Preferred Stock, and 3,696 of Series C Preferred Stock.
The common shares were acquired for $722 and were recorded as Treasury shares at cost. The preferred shares were acquired for $1,128. The difference between the $13,417 carrying value of the preferred shares and the $1,128 acquisition price was recorded to Additional paid-in-capital. In addition, $87 of deferred financing fees related to the preferred shares was written off during the year ended December 31, 2012.
Exchangeable Preferred Stock
Pursuant to a charter and related support agreement, as of December 31, 2013, 2012, and 2011, 1,713,321 shares of exchangeable preferred stock held in a subsidiary of the Company have the right to exchange their shares for Class A voting common shares, plus any dividends declared on the Class A voting common shares. These exchangeable preferred shares have no voting rights or other rights of redemption. If exchanged, the preferred shares will be exchanged for Class A voting common shares on a 1 to 1 basis. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares. None of these exchangeable preferred shares were converted into shares of Class A voting common shares during 2013, 2012, or 2011. The exchangeable preferred shares are recorded at $2,665 at December 31, 2013, 2012, and 2011 in the accompanying Consolidated Balance Sheets.
Treasury Shares
The Company purchased 171,338 Class A common shares for $305, the estimated fair value at the time of purchase, during 2011. No Class A common shares were purchased during 2013 or 2012. From March 2001 through December 31, 2013, the Company purchased a total of 9,192,380 treasury shares for $9,247, which includes the aforementioned repurchase of Class C common shares from JANA. Currently, the Company does not have an authorized stock repurchase plan.
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
Since January 2005, following the decision of the Company to issue restricted stock and restricted stock units pursuant to individual employee restricted stock and restricted stock unit grant plans and agreements (the "Restricted Plans") described more fully below, the Company has not granted any stock options. All options granted under the 1998 Option Plan were vested as of December 31, 2008; thus, no compensation cost was recognized related to these previously granted stock options during 2013, 2012, or 2011. Compensation cost related to the unvested portion of stock options is included in SG&A expenses in the accompanying Consolidated Statements of Comprehensive Loss and is determined on a straight-line basis. The fair values of unvested stock options granted by the Company are determined using the Black-Scholes valuation model that uses various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. The expected volatility is based on the S&P 500’s 100-day historical price volatility over a period of time commensurate with the expected life of the option grant. There were no related income tax benefits recognized in the Consolidated Statements of Comprehensive Loss, and no realization of the benefit of tax deductions in excess of recognized tax benefits from the exercise of stock options for 2013, 2012, and 2011.
A summary of nonqualified and incentive stock option activity under the 1998 Option Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	24,700	$4.62
Exercised	—	—
Forfeited	(3,500)	11.75
Options outstanding at December 31, 2011	21,200	3.44
Exercised	—	—
Forfeited	(6,200)	3.45
Options outstanding at December 31, 2012	15,000	3.43
Exercised	—	—
Forfeited	(10,000)	4.00
Options outstanding at December 31, 2013	5,000	$2.30	0.34	$—
Exercisable at December 31, 2013	5,000	$2.30	0.34	$—
Options outstanding at December 31, 2013 consist of the following:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Options Exercisable
$2.30	5,000	0.34	5,000
	5,000		5,000
No options were granted, exercised, or vested during 2013, 2012, or 2011.
Restricted Stock and Restricted Stock Unit Plans
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
During the year ended December 31, 2013, we issued 7,318,000 restricted shares of Class A Common Stock pursuant to agreements with each of the Company's executives under terms of a (“Restricted Stock Grant Plan and Agreements”). The restricted shares will generally be earned based on the attainment of specified goals achieved over a performance period. See Item 11 of this Report for additional information regarding the Restricted Stock Grant Plan and Agreements. No shares were issued under the Restricted Stock Grant Plan and Agreements during 2012 or 2011.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

In 2011, we awarded Mr. Garner, then our Chief Executive Officer, with 750,000 restricted shares under terms that differ from the terms of our Restricted Plans (the "Modified Restricted Plans"). Restricted shares and restricted stock units issued under our Modified Restricted Plans vest immediately upon a termination of the executive’s employment under most circumstances. No shares were issued under the Modified Restricted Plans during 2013 or 2012. The summary of restricted stock activity is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	1,133,975	$4,031
Granted	750,000	1,335
Vested	—	—
Converted	—	—
Forfeited	(73,500)	(205)
Unvested at December 31, 2011	1,810,475	5,161
Granted	—	—
Vested	—	—
Converted	—	—
Forfeited	(36,500)	(123)
Unvested at December 31, 2012	1,773,975	5,038
Granted	7,318,000	2,908
Vested	—	—
Converted	—	—
Forfeited	(823,617)	(335)
Unvested at December 31, 2013	8,268,358	$7,611
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

	Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	1,641,000	$4,711
Granted	406,500	724
Forfeited	(176,000)	(554)
Unvested at December 31, 2011	1,871,500	4,881
Granted	40,000	49
Forfeited	(187,500)	(477)
Unvested at December 31, 2012	1,724,000	4,453
Granted	150,000	76
Forfeited	(257,500)	(575)
Unvested at December 31, 2013	1,616,500	$3,954

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

As of December 31, 2013, 2012, and 2011, there was approximately $9,050, $7,795, and $8,156, respectively, of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize that cost over a period of two and three years for restricted shares and restricted stock units, respectively, following the occurrence of a change in control, initial public offering, or liquidity event, as defined in the Restricted Plans.
Deferred Compensation Plan
The Company has a deferred compensation plan pursuant to which certain employees and directors have been given the option to defer compensation. Compensation deferred is in the form of phantom stock units, which are held in the plan for the benefit of the individual until such compensation is distributed in accordance with the terms of the agreement. A total of 22,500, 35,357, and 35,357 phantom stock units were outstanding at December 31, 2013, 2012, and 2011 respectively.
With respect to the remaining 22,500 phantom stock units, the Company has the option of settling the obligation in either cash or Class A voting common shares. These phantom stock units are classified as a liability, as the Company may settle these awards in cash. Accordingly, $12 and $13 is recorded in Other noncurrent liabilities at December 31, 2013 and 2012, respectively. Compensation expense (income) of $4, $2, and $(52) was recorded in 2013, 2012, and 2011, respectively, based on the stock price at the end of the applicable period.
10. Income Taxes
(Loss) income before income taxes consists of the following:

	2013	2012	2011
Domestic	$(38,104)	$(49,363)	$(38,176)
Foreign	23,874	24,212	15,570
Total	$(14,230)	$(25,151)	$(22,606)
The (benefit) provision for income taxes attributable to continuing operations consists of the following:

	2013	2012	2011
Current tax provision
U.S. federal	$2,129	$—	$—
State and local	885	1,209	1,140
Foreign	7,619	2,346	6,655
Total current tax provision	10,633	3,555	7,795
Deferred tax provision
U.S. federal	(2,585)	(6,882)	260
State and local	(569)	(53)	(73)
Foreign	(22,695)	2,097	1,197
Total deferred tax provision	(25,849)	(4,838)	1,384
Total (benefit) provision for income taxes	$(15,216)	$(1,283)	$9,179

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) from continuing operations, before noncontrolling interests, as a result of the following:

	2013	2012	2011
Tax benefit at statutory U.S. tax rate (35%)	$(4,981)	$(8,803)	$(7,912)
State and local taxes, net of federal benefit	193	740	796
Valuation allowance	(28,316)	(8,997)	(1,888)
Impact of foreign operations	1,736	7,067	10,651
Change in tax reserves	368	(2,449)	1,052
Nondeductible expenditures	7,864	8,214	5,725
Foreign dividends and interest	17,544	11,539	9,803
Tax rate differences of foreign subsidiaries	(9,606)	(8,652)	(8,819)
Jobs tax credits	—	398	—
AMT credits	(187)	—	—
Other	169	(340)	(229)
	$(15,216)	$(1,283)	$9,179

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Deferred Taxes
Deferred tax assets (liabilities) included in the accompanying Consolidated Balance Sheets consists of the following:

	2013	2012
Operating loss carryforwards	$177,291	$185,142
Accrued liabilities	8,815	8,635
Property, equipment, and amortization	26,690	25,296
Federal, state, and foreign tax credits	13,712	14,303
Accrued and unearned compensation	3,946	2,614
Customer and grant assets	—	191
Restructuring liabilities	632	1,629
Unrealized foreign exchange gain	193	553
Other	2,523	1,320
Total deferred tax assets	233,802	239,683
Definite and indefinite lived intangibles	(12,748)	(14,844)
Unrepatriated foreign earnings	(3,686)	(11,170)
Customer and grant assets	(229)	—
Total deferred tax liabilities	(16,663)	(26,014)
Net deferred tax assets	217,139	213,669
Valuation allowance	(185,535)	(206,415)
Net deferred tax assets	$31,604	$7,254
The balance sheet classification of the net deferred tax assets (liabilities) is as follows:

	2013	2012
Net current deferred tax assets	$1,797	$1,518
Net noncurrent deferred tax assets	35,975	14,213
Net current deferred tax liabilities	(2,340)	(4,545)
Net noncurrent deferred tax liabilities	(3,828)	(3,932)
Total net deferred tax assets	$31,604	$7,254
The Company has not recorded deferred U.S. income tax liabilities of $12,162 and $19,085 applicable to undistributed earnings of $34,977 and $54,724 at December 31, 2013 and 2012, respectively, related to certain foreign subsidiaries as these undistributed earnings are indefinitely reinvested in foreign operations. If earnings of such subsidiaries were not reinvested, the resulting U.S. tax liability would be substantially offset by the utilization of U.S. net operating loss carryforwards. Furthermore, foreign withholding taxes may be imposed on actual distributions. During the fourth quarter of 2013, we changed our assertions with respect to certain of our foreign subsidiaries. We recorded a deferred tax liability applicable to the undistributed earnings of our Nicaraguan subsidiary for $584 as a result of its strong performance combined with repatriation opportunities and our Indian subsidiary for $1,683 given that future distributions could exceed current earnings. We reduced the deferred tax liabilities as a result of reversing our assertions related to our Polish subsidiary for $1,055 as future distributions are not expected to exceed current earnings. The Company has deferred tax liabilities in the amount of $3,686 for anticipated repatriations of earnings from foreign subsidiaries in Nicaragua, India, New Zealand, Spain, and Philippines for the year ended December 31, 2013. For the year ended December 31, 2012, the deferred tax liabilities for anticipated repatriation of earnings was $11,170 from foreign subsidiaries in Poland, Philippines, Portugal, New Zealand, and Spain. The deferred tax liabilities were established as the Company does not consider the earnings to be indefinitely reinvested.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

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
As a result of historical operating losses, the Company has established a valuation allowance of $185,535, $206,415, and $215,720 at December 31, 2013, 2012, and 2011, respectively. The valuation allowance decreased $20,880 during 2013, decreased $9,305 during 2012, and increased $2,957 during 2011.
During the second quarter of 2013, we released valuation allowance on U.S. state deferred tax assets totaling $744. During the third quarter of 2013, we released valuation allowance on the deferred tax assets of our French subsidiary in the amount of $10,419 after management concluded that the indefinite lived nature of its net operating losses coupled with its recent operating results and forecasted income substantiated the release. During the fourth quarter of 2013, we also released valuation allowance for our German subsidiary in the amount of $7,639 and two of our United Kingdom subsidiaries in the amounts of $8,735 and $1,115, given recent cumulative profit positions coupled with profitable outlooks. These releases were offset by valuation allowance established on our Italian subsidiary totaling $170 given the expected future operating results could no longer sustain recognition of the deferred tax assets.
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
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During 2013, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $598 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges and an offsetting non-cash income tax benefit of $598 in continuing operations.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

A summary of transactions impacting the valuation allowance for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$(206,415)	$(215,720)	$(212,763)
(Additions) deductions charged to tax expense	28,316	8,997	1,888
(Additions) deductions charged to other accounts (1)	(7,436)	308	(4,845)
Balance, end of year	$(185,535)	$(206,415)	$(215,720)

(1)	Adjustments to other comprehensive loss and adjustments to valuation allowance where we continue to maintain a full valuation allowance.

Tax Attributes (Net Operating Losses, Tax Credits, and Tax Holidays)
At December 31, 2013, the Company had $422,260 of U.S. federal net operating loss carryforwards and $1,044,135 of state net operating loss carryforwards, which began to expire in 2010 and will continue through 2032. At December 31, 2013, the Company had $131,305 of U.S. federal net operating loss carryforwards, which are limited to $13,600 in any calendar year, and $3,445 of U.S. federal tax credits, both of which are subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.
The Company has foreign net operating loss carryforwards in the following jurisdictions, which expire at the dates indicated:

	Amount	Expiration period
United Kingdom	$58,116	Indefinite carryforward
Netherlands	40,314	2014 - 2022
Spain	30,635	2016 - 2031
France	25,339	Indefinite carryforward
Germany	23,425	Indefinite carryforward
Chile	10,662	Indefinite carryforward
Brazil	10,059	Indefinite carryforward
Other foreign net operating losses with expiration dates	3,293	2029 - 2030
Other foreign net operating losses with indefinite carryforward	3,680	Indefinite carryforward
At December 31, 2013, the Company has $7,378 of U.S. federal tax credit carryforwards, which begin to expire in 2020, and $2,271 of state tax credit carryforwards, which will begin to expire in 2016. A portion of the state tax credits are being used yearly and are expected to be fully utilized by 2027. In addition, the Company has tax credits in foreign jurisdictions of $3,882, which will begin to expire in 2017.
In 2013, 2012, and 2011 for U.S. federal income tax purposes, the Company recognized certain unrepatriated dividends and other interest income due to financing terms under third party and intercompany financing arrangements totaling approximately $48,570, $33,016, and $25,184, respectively.
The Company has been granted tax holidays in certain countries or takes advantage of tax benefits in certain tax-favored zones. The tax benefit is generated from the Company's operations in the Philippines, India and Nicaragua. The majority of the Philippines tax holidays have expired and the Company has applied to extend the tax holidays at an income tax rate of 0% for multiple sites up to July 31, 2014. The Company currently has tax holidays at an income tax rate of 0% for other sites set to expire on dates up to February 28, 2016, with possible extensions thereafter. After the 0% income tax rate expires, a reduced income tax rate of 5% will apply. The tax benefit received by the Company related to the tax holidays in the Philippines is approximately $939, $893, and $2,490 for 2013, 2012, and 2011, respectively.
The Software Technology Parks of India (STPI) tax holidays expired on March 31, 2011 and we were taxed at the regular income tax rates of 33.99% commencing April 1, 2011, except at our Chennai location where we have an income tax

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

rate of 0%, which will continue until 2021 under the Special Economic Zone. The tax benefit related to the tax holidays in India is approximately $361, $505, and $751, respectively, for 2013, 2012, and 2011.
The Company operates in a Free Trade Zone in Nicaragua and enjoys a 0% income tax rate until 2022. The tax benefits related to Nicaragua were $691, $636, and $565, respectively, for 2013, 2012, and 2011.
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
The following table summarizes the activity related to our gross unrecognized tax benefits:

	2013	2012	2011
Beginning balance	$36,658	$37,921	$37,179
(Decreases) increases related to prior year tax positions	2,547	(193)	(170)
Increases related to current year tax positions	3,917	886	3,069
Decreases related to settlements with taxing authorities	(9,715)	(270)	—
Decreases related to lapsing of statute of limitations	(1,994)	(2,868)	(1,104)
Currency translation adjustment	(696)	1,182	(1,053)
Ending balance	$30,717	$36,658	$37,921
We record interest and penalties related to uncertain tax positions as components of income tax expense. We recorded interest expense (income) on uncertain tax positions of $220, $290, and $657 and penalties of $(607), $(569), and $165 for 2013, 2012, and 2011, respectively.
As of December 31, 2013 and 2012, in addition to the balance above, we had accrued $5,686 and $5,289 for payment of interest and $6,378 and $6,760 for payment of penalties respectively. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items occurred in the same year, there would be a material impact to cash flow. Upon future recognition of the unrecognized tax benefits as of December 31, 2013, including interest and penalties, $34,111 will have a favorable impact on the effective tax rate.
We are no longer subject to U.S. federal, state, or non U.S. income tax examinations or assessment of taxes by tax authorities with respect to years ending on, or prior to, December 31, 2003, except that our net operating loss carryforwards in several jurisdictions are subject to adjustment generally until the expiration of applicable statutes of limitation for the years in which such loss carryforwards are utilized. We are currently under audit in the United Kingdom, Canada, Germany, Philippines, India, and Colombia. We do not expect these tax audits to have a material impact to our Consolidated Financial Statements.
It is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $1,047 as a result of statute expirations or a final determination.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

11. Employee Benefits and Compensation
The Company has defined benefit pension plans covering certain employees outside of the U.S. The following sets forth the obligations, assets, and funded status of the plans.

	2013	2012	2011
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$8,676	$6,719	$6,863
Service cost	770	608	716
Interest cost	339	337	391
Actuarial loss (gain)	1,256	851	(785)
Benefits paid	(569)	(142)	(477)
Foreign exchange	69	350	(30)
Other	(86)	(47)	41
Projected benefit obligation at end of year	10,455	8,676	6,719
Change in plan assets
Fair value of plan assets at beginning of year	3,897	3,362	3,532
Actual return on plan assets	219	35	170
Employer and employee contributions	388	395	28
Foreign exchange	102	169	10
Benefits paid	(139)	(64)	(378)
Fair value of plan assets at end of year	4,467	3,897	3,362
Unfunded status/net pension liability	$(5,988)	$(4,779)	$(3,357)
Net periodic pension cost consisted of the following:

	2013	2012	2011
Service cost	$770	$608	$716
Interest cost	339	337	391
Actual return on plan assets	(219)	(35)	(170)
Difference between expected return and actual return on plan assets for period	(80)	(260)	(86)
Past service cost	159	159	155
Actuarial gains, recognized	(300)	(621)	(167)
Other	(85)	(46)	95
Net periodic pension cost	$584	$142	$934
Amounts recognized in the accompanying Consolidated Balance Sheets are as follows:

	2013	2012
Other noncurrent liabilities (pension liability)	$(5,988)	$(4,779)
The total accumulated benefit obligation for all pension plans approximated the projected benefit obligation as of December 31, 2013 and 2012.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Amounts recognized in Accumulated other comprehensive loss are as follows:

	2013	2012
Actuarial gain	$469	$2,084
Prior service cost	(360)	(552)
Difference between actual and expected return on assets, loss	(1,724)	(1,640)
Other / CTA, (loss) gain	(17)	24
	$(1,632)	$(84)
The amounts of accumulated other comprehensive loss that are expected to be amortized as expense during 2014 for actuarial gain and prior service cost are $37 and $152 respectively.

The assumptions used in determining pension costs for the predominate plan include the following:

	2013	2012	2011
Discount rate	4.5%	4.5%	5.3%
Expected return on plan assets	8.2%	8.1%	7.3%
Rate of compensation increase	5.1%	4.2%	4.3%
The assumptions used in determining pension obligations for the predominate plan include the following:

	2013	2012	2011
Discount rate	4.5%	4.5%	4.9%
Rate of compensation increase	5.1%	4.2%	4.2%
For the predominate plan, the discount rate used is based on the yield on the iBoxx Sterling Corporate Bond Index for bonds with AA rating and duration greater than 15 years. The expected long-term rate of return on assets was determined using a weighted average calculation for the various investments of the plans. Based on current short-term investment rates, the yield on cash investments was 2.7% and 2.7% for 2013 and 2012, respectively. For other investments, which included cash, growth, private equity, and infrastructure pooled funds, based upon short-term investment rates, the rate was set at 8.1% and 8.2% for 2013 and 2012, respectively.
Estimated contributions and benefits are as follows:

	Estimated
	Benefits	Contributions
December 31
2014	$696	$548
2015	585	434
2016	711	556
2017	684	526
2018	694	531
2019 and thereafter	3,064	2,198

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

The Company’s investment strategy in managing pension assets is to maintain an overweight position in investment funds in order to achieve desired returns with appropriate levels of risk. The use of derivative instruments is not permitted. The Company’s pension plan weighted-average actual asset allocations are as follows:

	2013	2012
Equity securities	29.0%	42.0%
Debt securities	47.0%	36.0%
Real estate	5.0%	5.0%
Other, including cash and cash equivalents	19.0%	17.0%
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
Level 3 – Modeled fair value with at least one model input that is not an observable market value.
The fair value measurements of major categories of plan assets are as follows:

	Fair Value Measurements at December 31, 2013
Asset category	Total	Level 1	Level 2	Level 3
Multiple pooled separate accounts (1)	$3,154	$—	$—	$3,154
European bond pooled separate account (2)	1,313	—	1,313	—
Total	$4,467	$—	$1,313	$3,154

	Fair Value Measurements at December 31, 2012
Asset category	Total	Level 1	Level 2	Level 3
Multiple pooled separate accounts (1)	$3,381	$—	$—	$3,381
European bond pooled separate account (2)	516	—	516	—
Total	$3,897	$—	$516	$3,381
(1) Consists of private equity, European infrastructure, real estate, hedge funds of funds, global equities, and bonds
(2) Consists of government and non-government fixed interest securities with observable market pricing information
Due to the lack of observable market quotations on certain pooled separate accounts, we evaluate their structure and current market estimates of fair value. These inputs include those that are based on expected cash flow streams, including assessments of overall market liquidity. The valuations are subject to uncertainties that are difficult to predict.
The Company also sponsors various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans amounted to $713, $492, and $387 in 2013, 2012 and 2011, respectively.
12. Related Party Transactions
David Garner Director Agreement
On October 28, 2013, David Garner resigned as the Company’s Non-Executive Chairman of the Board. Mr. Garner will continue to serve as a member of the Board of Directors of the Company. In connection with Mr. Garner’s resignation, on October 28, 2013, the Company entered into a new director agreement with Mr. Garner, providing that for service as a director

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

on the Board, Mr. Garner will receive annual director compensation of $125, payable $63 in cash and the remainder in shares of Class A common stock issued at the then fair market value.
Sale of Subsidiary
On March 29, 2013, the Company sold all of its common stock, totaling 1,287,000 shares, in its Sitel Belgium NV (“Belgium”) subsidiary to HV Management Consulting BVBA (“HVMC”), a company of which the controlling shareholder and chief executive officer is the former Belgium country manager and director, for a nominal price. During the year ended December 31, 2013, the Company recorded a Loss on sale of subsidiary of $4,558 related to the Belgium sale in the accompanying Consolidated Statements of Comprehensive Loss.
In addition to the sale of stock, the Company also agreed to provide support services and certain sub-contract services to HVMC and Belgium following the date of closing in order to assist in the transition. Certain information technology assets and employees were transitioned to another Company affiliate concurrently with the sale.
Discounted Sale of Class A Common Stock
On December 31, 2012, we entered into stock purchase agreements (the "Stock Purchase Agreements") with Dagoberto Quintana, our Chairman, President, and Chief Executive Officer, and Patrick Tolbert, our Chief Operating and Financial Officer. Pursuant to the Stock Purchase Agreements, Messrs. Quintana and Tolbert purchased 1,000,000 and 296,359 shares of our Class A Common Stock, respectively, for a purchase price of $0.175 per share, a discount to the then fair market value of $0.38 per share, resulting in $480 in Additional paid-in capital in the accompanying Consolidated Statements of Changes in Stockholders' Deficit, and a charge to compensation cost of $266 in the accompanying Consolidated Statements of Comprehensive Loss.
NAFS Purchase
On August 31, 2011, our wholly owned subsidiary, NAFS, now known as NA Liquidating Company, Inc., executed a Membership Interest Purchase Agreement with David Garner, our former Chief Executive Officer and Non-Executive Chairman of the Company’s Board of Directors, and current Board member. Pursuant to the agreement, Mr. Garner agreed to purchase directly or indirectly through an affiliate, Emory Enterprises, LLC ("Emory"), certain assets and obligations comprising NAFS's third party collections business based in Buffalo, New York (the "NAFS Business"). To facilitate this transaction, NAFS agreed to transfer the assets and obligations of the NAFS Business to a newly formed limited liability company ("NAFS Buffalo").
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
In addition, commencing August 31, 2011 and ending January 30, 2014, we provided certain outsourced information technology services to NAFS Buffalo and Emory. These services were provided to NAFS Buffalo and Emory to support continuing information technology requirements, and amounted to $176 for 2013 and $161 for 2012. The parties also entered an additional service agreement in August 2011 pursuant to which NAFS Buffalo and/or is affiliates agreed to continue to service one of the Company’s clients.
On February 13, 2013, we entered into an agreement with Mr. Garner and Emory pursuant to which we deferred payment of certain information technology service fees charged from February 1, 2012 through January 31, 2013 and amended such service agreements to reduce certain 2013 fees and provide for their ultimate termination. On January 30, 2014, we entered into a new agreement to defer payment of additional past due amounts of $46 and the remaining purchase price receivable of $398 owed to the Company by Emory and Mr. Garner related to the 2011 purchase of the NAFS Business. The Company also agreed to defer payment of the information technology service fees of $176 charged during 2013. These deferred payment amounts were added to the principal and accrued interest owed under the original note, which amounted to $193 as of December 31, 2013. The original note was amended and restated in the principal amount of $813 and is recorded in Other noncurrent assets at December 31, 2013. The note is guaranteed by Mr. Garner on a recourse basis, and is due December 15, 2017. Mr. Garner’s guarantee is secured by a security interest in all of Mr. Garner’s preferred and common stock in the Company granted pursuant to a stock pledge agreement.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

The current and long-term portions of the purchase price receivable of $312 and $242 at December 31, 2012 are recorded in Prepaids and other current assets and Other noncurrent assets, respectively, in the accompanying Consolidated Balance Sheet. Receivables related to services provided to NAFS Buffalo and Emory amounted to $77 at December 31, 2012 and are reflected in Prepaids and other current assets.
13. Lease Commitments
Capital Leases
The Company is obligated under various capital leases for certain property, software, and equipment. We record assets under capital leases at the present value of the minimum lease payments. We amortize assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The Company had capital lease assets of $5,222 and $5,867 at December 31, 2013 and 2012, respectively. At December 31, 2013, the future minimum payments under capital leases were as follows:

Minimum Lease Payments
Years Ending
2014	$2,839
2015	2,196
2016	1,540
2017	428
2018	250
2019 and thereafter	—
7,253
Amount representing interest	(2,123)
Net	$5,130
Operating Leases
The Company also leases property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. We recognize rent holidays and rent escalations on a straight-line basis over the lease term; and landlord/tenant incentives are recorded as deferred rent and amortized over the life of the related lease. At December 31, 2013, the future minimum payments due under operating leases were as follows:

Minimum Lease Payments
Years Ending
2014	$46,547
2015	32,718
2016	23,449
2017	15,986
2018	7,696
2019 and thereafter	2,010
$128,406
For the years ended December 31, 2013, 2012, and 2011, the Company recognized rent expense under operating leases of $56,920, $59,257, and $57,902, respectively.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

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
During 2011, the French tax authorities assessed SITEL France approximately €7,900 (equivalent to approximately $10,900 as of December 31, 2013) for the periods from 2007 to July 2010 for input value added taxes related to its performance of intermediary insurance services for the sale of insurance products on behalf of its insurance clients. During December 2013, the French tax authorities reduced the assessment to approximately €1,247 (equivalent to approximately $1,720 as of December 31, 2013). On January 6, 2014, the Company paid the assessment to perfect its rights in the event litigation is necessary to resolve the matter. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. As of December 31, 2013 and 2012, no reserve has been recorded in the financial statements.
On July 21, 2009, one of our former clients filed an action against us in United States District Court for the Southern District of New York alleging breach of contract and negligence. The complaint alleged that we failed to maintain certain call recordings on behalf of such client and sought actual damages or, in the alternative, "liquidated" damages in the amount of $33,500. On August 11, 2009, we answered the complaint denying liability and asserting a counterclaim for $1,202 in unpaid fees. In May 2013, the Court granted our motion for summary judgment dismissing all claims against us and entered judgment in our favor. The matter was settled in our favor at mediation for an agreed-upon amount of $250, which we recorded in Other (income) expense, net, in the accompanying Consolidated Statements of Comprehensive Loss.
In April 2011, our wholly owned subsidiary NAFS, now NA, was served with a purported class action filed in United States District Court for the Eastern District of Michigan. The complaint alleged violations of the federal Fair Debt Collection Practices Act ("FDCPA") and the Telephone Consumer Protection Act ("TCPA") for calls to plaintiff's cell phone in an attempt to collect a debt not owed by the plaintiff. The complaint also alleged pre-recorded message calls to debtors on their cell phones by means of an automated dialing device, without having received permission from the recipients of the calls in violation of the TCPA. A reserve of $160 was recorded related to this matter as of December 31, 2012. On January 31, 2013, the case was settled for $180, of which $27 was paid by our insurer.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary ("SITEL Brazil") for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,500 as of December 31, 2013) for a period extending from 2004 to October 2008. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the assessment, which at the time totaled R$7,700 due to increases in interest and penalties. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We currently estimate that the amount of the assessment is approximately R$11,448 (equivalent to approximately $4,900 as of December 31, 2013), due to increases in interest, penalties, and inflation. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of December 31, 2013 and 2012.
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
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which the Consolidated Financial Statements are reported. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in the invoiced currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of December 31, 2013, we had forward contracts maturing within the next 12 months.
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
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $3,526 and $2,921 and as Other noncurrent liabilities of $4,061 and $8,764 as of December 31, 2013 and 2012, respectively, in the accompanying Consolidated Balance Sheets.
For 2013, 2012, and 2011, we recorded losses of $3,612, $4,065, and $14,016, respectively, for settled interest payments. Additionally, there was a non-cash mark-to-market valuation reduction in the liability of $486 for 2013 and increase in the liability of $5,944 and $4,413 for 2012, and 2011, respectively. These amounts are reflected in Interest and other financing costs, net in the accompanying Consolidated Statements of Comprehensive Loss.
Derivatives not designated as hedging instruments
We choose not to designate a portion of our hedging portfolio. We are hedging forecasted transactions, but in order to qualify for hedge accounting treatment the forecasted transactions must be highly probable of occurring. Due to the inherent risk in a forecast, we consider a lesser amount to be highly probable, and only designate this portion for hedge accounting treatment.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Fair Values in the Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		12/31/2013	12/31/2012		12/31/2013	12/31/2012
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$62	$3,138	Accrued liabilities and other	$4,996	$1,778
Foreign exchange contracts	Other noncurrent assets	—	2	Other noncurrent liabilities	—	130
Total		$62	$3,140		$4,996	$1,908
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$3,526	$2,921
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	4,061	8,764
Foreign exchange contracts	Prepaids and other current assets	341	184	Accrued liabilities and other	3,264	1,315
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	28
Total		$341	$184		$10,851	$13,028
Total derivatives		$403	$3,324		$15,847	$14,936
The Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2013	2012	2011		2013	2012	2011
Foreign exchange contracts	$(7,452)	$6,428	$(7,221)	COS and SG&A	$(1,214)	$(1,987)	$4,192
Total	$(7,452)	$6,428	$(7,221)	Total	$(1,214)	$(1,987)	$4,192
For 2013, 2012, and 2011, we recorded losses of $709, and $1,280, and a gain of $2,515, respectively, to Costs of services and losses of $505 and $707, and a gain of $1,677, respectively, to SG&A expenses in the accompanying Consolidated Statements of Comprehensive Loss for the effective portion of settled hedge contracts. We expect unrealized losses will be reclassified from Accumulated other comprehensive loss ("AOCL") to Costs of services and SG&A expenses during the next 12 months of $5,263. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of December 31, 2013.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

During 2013, 2012, and 2011, we recognized losses of $177, gains of $296, and losses of $148, respectively, on foreign currency transactions related to the ineffective portion of the derivative instruments.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012	2011
Foreign exchange contracts	COS and SG&A	$(708)	$917	$(1,959)
Foreign exchange contracts	Foreign currency transactions	6,305	251	1,391
Total		$5,597	$1,168	$(568)
For 2013, 2012, and 2011, we recorded losses of $425, gains of $550, and losses of $1,176, respectively, to Costs of services and losses of $283, gains of $367, and losses of $784, respectively, to SG&A expenses in the accompanying Consolidated Statements of Comprehensive Loss for foreign currency derivatives not designated as hedging contracts.
Current Contracts
At December 31, 2013, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	120,040
16. Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities.
The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $734,614 and $732,335 at December 31, 2013 and 2012, respectively. The estimated fair value of such debt was approximately $754,000 and $732,000 at December 31, 2013 and 2012, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
See Note 11 for fair value measurements of major categories of the Company’s defined benefit pension plans.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

The following tables summarize the value of financial instruments by the pricing levels defined in Note 15 as of December 31, 2013 and 2012. There were no transfers between pricing levels during the years ended December 31, 2013 and 2012.

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$403	$—	$403	$—
Total	$403	$—	$403	$—
Liabilities
Foreign currency forward contracts	$8,260	$—	$8,260	$—
Interest rate derivative instrument	7,587	—	7,587	—
Total	$15,847	$—	$15,847	$—

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$3,324	$—	$3,324	$—
Total	$3,324	$—	$3,324	$—
Liabilities
Foreign currency forward contracts	$3,251	$—	$3,251	$—
Interest rate derivative instrument	11,685	—	11,685	—
Total	$14,936	$—	$14,936	$—
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
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

No impairment charges were recorded related to Goodwill or Other intangible assets for the years ended December 31, 2013, 2012, or 2011.
Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. During 2013 and 2011, we determined that certain fixed assets should be fully impaired and recorded charges of $212 and $605, respectively, based on our assessment as noted above. Charges during 2013 and 2011 related to EMEA and Americas segments respectively. No such impairment charges were recorded in 2012.
During the year ended December 31, 2013, the Company also recorded a charge in the Americas of $541 within Impairment and loss on disposal of assets to reflect the net sales price of certain property that was sold during January 2014. This property is classified as held for sale and included within Other current assets at December 31, 2013 and 2012. No impairment charges related to assets held for sale were recorded during the years ended December 31, 2012 and 2011.
We have certain annuity contracts included within Other noncurrent assets on the accompanying Consolidated Balance Sheets. These assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. Third-party recoverability information was used to assess the fair value of these annuity contracts. Based on our assessment, we recorded an impairment charge of $1,633 in 2012 related to the impairment of the full value of certain annuity contracts in the Americas. During 2013, we received approximately $500 in liquidation payments related to these annuity contracts, which was recorded as a gain to Impairment and loss on disposal of assets. No such charges were recorded in 2011.
17. Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Year Ended December 31, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(5,428)	$(84)	$(27,888)	$(33,400)
Other comprehensive loss before reclassifications, net of tax of $659, $43, and $(3), respectively	(8,111)	(1,407)	(12,119)	(21,637)
Amounts reclassified from accumulated other comprehensive loss (b)	1,214	(141)	—	1,073
Net current-period other comprehensive loss	(6,897)	(1,548)	(12,119)	(20,564)
Ending balance	$(12,325)	$(1,632)	$(40,007)	$(53,964)
(a) Amounts are net-of-tax. Amounts in parentheses indicate debits.
(b) See separate table below for details about these reclassifications.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

For the Year Ended December 31, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(709)	COS
	(505)	SG&A
	(1,214)	Total before tax
	—	Tax (expense) or benefit
	$(1,214)	Net of Tax

Amortization of defined benefit pension items
Prior service costs	$(159)	SG&A
Actuarial gains	300	SG&A
	141	Total before tax
	—	Tax (expense) or benefit
	$141	Net of Tax

Total reclassifications for the period	$(1,073)	Net of Tax
(a) Amounts in parentheses indicate debits to profit/loss.
18. Operating Segment and Geographic Information
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
We have modified previously reported SG&A to exclude the net operating results of our Chilean and Belgium disposed subsidiaries. These disclosure changes were made in order to reflect the segment information in our internal management reporting that is provided to and used by the CODM.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Information about the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Americas
Revenues	$895,253	$870,079	$812,043
Gross margin	336,211	329,661	322,355
SG&A	199,132	202,318	185,809
Segment operating results	$137,079	$127,343	$136,546
GM%	37.6%	37.9%	39.7%
SG&A%	22.2%	23.3%	22.9%
Op Results%	15.3%	14.6%	16.8%

EMEA
Revenues	$543,093	$559,554	$596,670
Gross margin	156,481	165,045	171,923
SG&A	115,874	126,479	140,753
Segment operating results	$40,607	$38,566	$31,170
GM%	28.8%	29.5%	28.8%
SG&A%	21.3%	22.6%	23.6%
Op Results%	7.5%	6.9%	5.2%

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	2013	2012	2011
Segment operating results:
Americas	$137,079	$127,343	$136,546
EMEA	40,607	38,566	31,170
Total	177,686	165,909	167,716

Corporate and other(1)	53,258	43,851	43,495
Depreciation and amortization	40,961	43,032	52,174
Restructuring and exit charges	14,241	15,693	20,048
Loss on sale of subsidiary	4,558	—	—
Other operating (income) expense(2)	(1,656)	4,177	3,915
Operating income	66,324	59,156	48,084
Interest and other financing costs, net	80,554	84,307	70,690
Loss before income taxes	$(14,230)	$(25,151)	$(22,606)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Consolidated Statements of Comprehensive Loss for (Gain) loss on foreign currency transactions, Impairment and (gain) loss on disposal of assets, net, and Other (income) expense, net.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Information about the Company’s revenues and long-lived assets by geographic location are in the following tables. Long-lived assets held and used at various corporate and executive offices are included within their respective geographical locations.

	December 31,
	2013	2012	2011
Total Revenues:
US	$398,200	$366,544	$327,902
Philippines	199,261	207,315	195,465
Germany	137,464	125,911	126,866
Other countries (a)	703,413	729,363	765,736
Total	$1,438,338	$1,429,133	$1,415,969

(a) no other country comprises more than 10% of total revenues

	December 31,
	2013	2012
Long-lived assets:
US	$70,839	$65,883
Latin America	48,803	49,984
Europe	38,852	46,219
India	41,076	42,119
Philippines	39,683	43,508
Other countries	4,665	4,529
Total	$243,918	$252,242

19. Quarterly Financial Data (unaudited)
The following tables present certain quarterly financial data for the years ended December 31, 2013 and 2012:

	March 31	June 30	Sep 30	Dec 31	Total
	For the quarter ended 2013
Revenues	$365,062	$348,934	$353,368	$370,974	$1,438,338
Costs of services*	238,946	231,709	231,089	244,549	946,293
Gross profit	126,116	117,225	122,279	126,425	492,045
Operating expenses
Selling, general and administrative expenses*	93,116	90,325	91,072	93,104	367,617
Depreciation and amortization	10,665	10,244	10,266	9,786	40,961
Restructuring and exit charges	3,316	1,986	1,430	7,509	14,241
Loss on sale of subsidiary	4,558	—	—	—	4,558
Other, net(1)	1,600	(1,159)	(1,476)	(621)	(1,656)
Operating income	$12,861	$15,829	$20,987	$16,647	$66,324
Net (loss) income	$(9,075)	$(4,871)	$9,225	$5,707	$986

	March 31	June 30	Sep 30	Dec 31	Total
	For the quarter ended 2012
Revenues	$363,825	$347,066	$348,118	$370,124	$1,429,133
Costs of services*	238,292	227,832	224,523	243,900	934,547
Gross profit	125,533	119,234	123,595	126,224	494,586
Operating expenses
Selling, general and administrative expenses*	93,962	92,005	89,530	97,031	372,528
Depreciation and amortization	10,230	10,025	10,286	12,491	43,032
Restructuring and exit charges	1,909	3,503	4,147	6,134	15,693
Other, net(1)	1,276	4,453	(181)	(1,371)	4,177
Operating income	$18,156	$9,248	$19,813	$11,939	$59,156
Net (loss) income	$(1,328)	$(17,052)	$243	$(5,731)	$(23,868)
*Exclusive of Depreciation and amortization of property and equipment
(1) Includes amounts from the Consolidated Statements of Comprehensive Loss for (Gain) loss on foreign currency transactions, Impairment and (gain) loss on disposal of assets, net, and Other (income) expense, net.
20. Supplemental Condensed Consolidating Financial Information
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

Revision to Prior Period Financial Statements
During 2013, the Company determined that it did not properly classify certain other comprehensive income and accumulated other comprehensive income transactions between its issuer, guarantor and non-guarantor columns in its supplemental condensed consolidating financial information footnote in previous interim periods or at December 31, 2012 and December 31, 2011. The Company also determined that it did not properly classify certain investment in affiliates balances between the parent, issuer, and the guarantor columns as well as certain deferred taxes between the issuer, guarantor and non-guarantor columns in the previous interim periods or at December 31, 2012 and December 31, 2011. There was no impact on the consolidated balance sheet, statement of comprehensive loss, or statement of cash flows.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

The corrections to the Condensed Consolidating Statements of Comprehensive (Loss) Income for the year ended December 31, 2012, presented herein, are as follows:

	Parent	Issuers	Guarantors		Non- Guarantors	Eliminations	Total Consolidated
Change to Foreign currency translation adjustments, net of tax	$—	$562	$978		$(538)	$(1,002)	$—
Change to Unrealized gain (loss) on derivative valuation, net of tax	—	5,408	94	—	(83)	(5,419)	—
Change to Reclassification of pension amounts realized in net loss	—	(1,602)	(1,602)	—	—	3,204	—
Change to Comprehensive (loss) income	—	4,368	(530)	—	(621)	(3,217)	—
The corrections to the Condensed Consolidating Statements of Comprehensive (Loss) Income for the year ended December 31, 2011, presented herein, are as follows:

	Parent	Issuers	Guarantors		Non- Guarantors	Eliminations	Total Consolidated
Change to Foreign currency translation adjustments, net of tax	$—	$(7,423)	$(7,060)		$1,165	$13,318	$—
Change to Unrealized gain (loss) on derivative valuation, net of tax	—	(11,413)	252	—	—	11,161	—
Change to Reclassification of pension amounts realized in net loss	—	752	752	—	—	(1,504)	—
Change to Comprehensive (loss) income	—	(18,084)	(6,056)	—	1,165	22,975	—
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company's previously issued interim or annual consolidated financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the years ended December 31, 2012 and 2011.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheets
December 31, 2013

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$136	$7,230	$—	$7,366
Accounts receivable (net of allowance for doubtful accounts)	—	—	112,222	130,250	—	242,472
Prepaids and other current assets	245,718	322	166,728	302,244	(661,180)	53,832
Total current assets	245,718	322	279,086	439,724	(661,180)	303,670
Property and equipment, net	206	—	37,840	51,616	—	89,662
Goodwill	—	—	16,690	101,019	—	117,709
Other intangible assets, net	—	—	16,104	20,443	—	36,547
Deferred income taxes	1,980	—	4,558	29,437	—	35,975
Investments in affiliates	(470,679)	482,165	186,528	—	(198,014)	—
Other noncurrent assets	2,972	87,280	47,460	24,023	(125,077)	36,658
Total assets	$(219,803)	$569,767	$588,266	$666,262	$(984,271)	$620,221
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$502	$—	$5,842	$13,817	$—	$20,161
Accrued payroll and benefits	3,342	—	12,230	61,074	—	76,646
Accrued liabilities and other	138,053	367,032	69,461	171,869	(661,180)	85,235
Income taxes payable	426	82	187	6,815	—	7,510
Current portion of capital lease obligations	—	—	1,583	422	—	2,005
Total current liabilities	142,323	367,114	89,303	253,997	(661,180)	191,557
Long-term debt	—	685,090	—	49,524	—	734,614
Capital lease obligations	—	—	2,993	132	—	3,125
Deferred income taxes	—	—	3,828	—	—	3,828
Other noncurrent liabilities	1,979	4,062	9,977	160,260	(125,076)	51,202
Total liabilities	144,302	1,056,266	106,101	463,913	(786,256)	984,326
Series B PIK preferred stock	66,982	—	—	—	—	66,982
Series C PIK preferred stock, net of beneficial conversion feature	59,056	—	—	—	—	59,056
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,275	—	536	168,965	(169,501)	1,275
Additional paid-in capital	357,518	105,786	668,881	309,793	(1,084,460)	357,518
Accumulated deficit	(788,390)	(536,750)	(131,717)	(279,318)	947,785	(788,390)
Accumulated other comprehensive (loss) income, net of tax	(53,964)	(55,535)	(55,535)	2,909	108,161	(53,964)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' (deficit) equity	(490,143)	(486,499)	482,165	202,349	(198,015)	(490,143)
Total liabilities and stockholders' (deficit) equity	$(219,803)	$569,767	$588,266	$666,262	$(984,271)	$620,221

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheets
December 31, 2012

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$12,245	$—	$12,245
Accounts receivable (net of allowance for doubtful accounts)	—	—	108,428	156,421	—	264,849
Prepaids and other current assets	273,570	53	36,423	285,757	(539,161)	56,642
Total current assets	273,570	53	144,851	454,423	(539,161)	333,736
Property and equipment, net	627	—	32,462	58,503	—	91,592
Goodwill	—	—	16,690	101,030	—	117,720
Other intangible assets, net	—	—	16,104	26,826	—	42,930
Deferred income taxes	—	—	4,704	9,509	—	14,213
Investments in affiliates	(482,406)	396,622	170,533	—	(84,749)	—
Other noncurrent assets	2,900	89,911	45,730	27,290	(123,673)	42,158
Total assets	$(205,309)	$486,586	$431,074	$677,581	$(747,583)	$642,349
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,079	$10	$7,311	$11,480	$—	$19,880
Accrued payroll and benefits	414	—	10,276	66,553	—	77,243
Accrued liabilities and other	137,688	290,507	4,554	192,372	(539,161)	85,960
Income taxes payable	290	1	—	3,980	—	4,271
Current portion of capital lease obligations	—	—	1,347	1,676	—	3,023
Total current liabilities	139,471	290,518	23,488	276,061	(539,161)	190,377
Long-term debt	—	684,397	—	47,938	—	732,335
Capital lease obligations	—	—	425	1,338	—	1,763
Deferred income taxes	—	—	362	3,570	—	3,932
Other noncurrent liabilities	—	8,764	10,177	163,454	(123,673)	58,722
Total liabilities	139,471	983,679	34,452	492,361	(662,834)	987,129
Series B PIK preferred stock	59,728	—	—	—	—	59,728
Series C PIK preferred stock, net of beneficial conversion feature	50,191	—	—	—	—	50,191
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,268	—	536	168,965	(169,501)	1,268
Additional paid-in capital	373,391	105,786	668,880	316,147	(1,090,813)	373,391
Accumulated deficit	(789,376)	(566,588)	(236,503)	(318,163)	1,121,254	(789,376)
Accumulated other comprehensive (loss) income	(33,400)	(36,291)	(36,291)	18,271	54,311	(33,400)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' (deficit) equity	(454,699)	(497,093)	396,622	185,220	(84,749)	(454,699)
Total liabilities and stockholders' (deficit) equity	$(205,309)	$486,586	$431,074	$677,581	$(747,583)	$642,349

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Comprehensive (Loss) Income
Year Ended December 31, 2013

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$427,908	$1,010,430	$—	$1,438,338
Operating expenses
Costs of services*	—	—	260,844	685,449	—	946,293
Selling, general, and administrative expenses*	29,863	141	84,756	252,857	—	367,617
Depreciation and amortization of property and equipment	407	—	11,169	23,002	—	34,578
Amortization of intangible assets	—	—	—	6,383	—	6,383
Restructuring and exit charges	—	—	881	13,360	—	14,241
Loss (gain) on foreign currency transactions	334	(216)	(1,209)	107	—	(984)
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other, net	201	—	294	(1,167)	—	(672)
Operating (loss) income	(30,805)	75	71,173	25,881	—	66,324
Interest and other financing costs, net	8	75,023	3,466	2,057	—	80,554
Equity in earnings of subsidiaries	(32,324)	(104,786)	(36,359)	—	173,469	—
Income (loss) before income taxes	1,511	29,838	104,066	23,824	(173,469)	(14,230)
Income tax provision (benefit)	525	—	(719)	(15,022)	—	(15,216)
Net income	986	29,838	104,785	38,846	(173,469)	986
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $(3)	(12,119)	(10,799)	(10,799)	(13,091)	34,689	(12,119)
Unrealized loss on derivative valuation, net of tax of $659	(6,897)	(6,897)	(6,897)	(724)	14,518	(6,897)
Change related to pension liability, net of tax of $43	(1,548)	(1,548)	(1,548)	(1,548)	4,644	(1,548)
Comprehensive (loss) income	$(19,578)	$10,594	$85,541	$23,483	$(119,618)	$(19,578)
 *Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Comprehensive (Loss) Income
Year Ended December 31, 2012

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$376,521	$1,052,612	$—	$1,429,133
Operating expenses
Costs of services*	—	—	226,540	708,007	—	934,547
Selling, general, and administrative expenses*	25,923	182	82,181	264,242	—	372,528
Depreciation and amortization of property and equipment	355	—	10,258	25,384	—	35,997
Amortization of intangible assets	—	—	222	6,813	—	7,035
Restructuring and exit charges	2	—	1,477	14,214	—	15,693
Loss (gain) on foreign currency transactions	178	(920)	744	2,594	—	2,596
Other, net	(389)	39	(160)	2,091	—	1,581
Operating (loss) income	(26,069)	699	55,259	29,267	—	59,156
Interest and other financing costs, net	1,664	75,166	2,460	5,017	—	84,307
Equity in earnings of subsidiaries	(4,252)	(76,447)	(17,864)	—	98,563	—
(Loss) income before income taxes	(23,481)	1,980	70,663	24,250	(98,563)	(25,151)
Income tax provision (benefit)	387	—	(5,784)	4,114	—	(1,283)
Net (loss) income	(23,868)	1,980	76,447	20,136	(98,563)	(23,868)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $948	1,203	562	562	1,544	(2,668)	1,203
Unrealized gain (loss) on derivative valuation, net of tax of $3,106	5,325	5,408	5,408	(72)	(10,744)	5,325
Change related to pension liability, net of tax of $0	(1,602)	(1,602)	(1,602)	(1,602)	4,806	(1,602)
Comprehensive (loss) income	$(18,942)	$6,348	$80,815	$20,006	$(107,169)	$(18,942)
 *Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Comprehensive (Loss) Income
Year Ended December 31, 2011

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$348,526	$1,067,443	$—	$1,415,969
Operating expenses
Costs of services*	—	—	201,361	719,776	—	921,137
Selling, general, and administrative expenses*	28,719	245	78,838	262,809	—	370,611
Depreciation and amortization of property and equipment	359	—	9,777	28,766	—	38,902
Amortization of intangible assets	—	—	2,904	10,368	—	13,272
Restructuring and exit charges	229	—	2,952	16,867	—	20,048
(Gain) loss on foreign currency transactions	(146)	1,670	1,980	(1,392)	—	2,112
Other, net	208	559	(377)	1,413	—	1,803
Operating (loss) income	(29,369)	(2,474)	51,091	28,836	—	48,084
Interest and other financing costs, net	6	57,392	962	12,330	—	70,690
Equity in earnings of subsidiaries	2,045	(55,967)	(6,956)	—	60,878	—
(Loss) income before income taxes	(31,420)	(3,899)	57,085	16,506	(60,878)	(22,606)
Income tax provision	365	—	1,115	7,699	—	9,179
Net (loss) income	(31,785)	(3,899)	55,970	8,807	(60,878)	(31,785)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(7,976)	(7,423)	(7,423)	(7,617)	22,463	(7,976)
Unrealized (loss) gain on derivative valuation, net of tax of $0	(11,413)	(11,413)	(11,413)	252	22,574	(11,413)
Change related to pension liability, net of tax of $0	752	752	752	752	(2,256)	752
Comprehensive (loss) income	$(50,422)	$(21,983)	$37,886	$2,194	$(18,097)	$(50,422)
 *Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net income	$986	$29,838	$104,785	$38,846	$(173,469)	$986
Undistributed equity in earnings of subsidiaries	(32,324)	(104,786)	(36,359)	—	173,469	—
Adjustments to reconcile Net income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	407	—	11,170	29,384	—	40,961
Deferred income taxes	(1,980)	—	(1,215)	(22,654)	—	(25,849)
Non-cash derivative activity	—	454	4,135	5,064	—	9,653
Amortization of debt issue costs and OID	—	4,748	—	119	—	4,867
Amortization of deferred training revenue, net of costs	—	—	(1,027)	(2,818)	—	(3,845)
Impairment of property and equipment and other long-term assets	—	—	542	211	—	753
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other non-cash items, net	422	63	(272)	(1,911)	—	(1,698)
Change in book overdrafts	—	(1,586)	2,501	1,024	—	1,939
Changes in operating assets and liabilities, net	32,425	76,282	(71,309)	(35,857)	—	1,541
Net cash (used in) provided by operating activities	(64)	5,013	12,951	15,966	—	33,866
Cash flows from investing activities
Purchases of property and equipment	(16)	—	(12,101)	(18,884)	—	(31,001)
Proceeds from disposition of property and equipment	—	—	—	278	—	278
Net cash used in investing activities	(16)	—	(12,101)	(18,606)	—	(30,723)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(730,642)	(1,649)	(1,054)	—	(733,345)
Proceeds from long-term debt	—	729,402	—	—	—	729,402
Payment of interest rate swap, net	—	(3,612)	—	—	—	(3,612)
Payments of debt issue costs	—	(19)	—	2	—	(17)
Net cash (used in) provided by financing activities	—	(4,871)	(1,649)	(1,052)	—	(7,572)
Effect of exchange rate on cash and cash equivalents	80	(142)	935	(1,323)	—	(450)
Net change in cash and cash equivalents	—	—	136	(5,015)	—	(4,879)
Cash and cash equivalents
Beginning of year	—	—	—	12,245	—	12,245
End of year	$—	$—	$136	$7,230	$—	$7,366

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(23,868)	$1,980	$76,447	$20,136	$(98,563)	$(23,868)
Undistributed equity in earnings of subsidiaries	(4,252)	(76,447)	(17,864)	—	98,563	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	355	—	10,480	32,197	—	43,032
Deferred income taxes	—	—	(6,795)	5,051	—	(1,744)
Non-cash derivative activity	—	2,673	(1,001)	924	—	2,596
Amortization of debt issue costs and OID	—	3,566	—	220	—	3,786
Amortization of deferred training revenue, net of costs	—	—	(2,016)	(1,231)	—	(3,247)
Impairment of property and equipment and other long-term assets	—	—	—	1,633	—	1,633
Other non-cash items, net	518	—	(296)	(1,348)	—	(1,126)
Change in book overdrafts	—	1,586	(2,252)	(1,266)	—	(1,932)
Changes in operating assets and liabilities, net	28,920	(6,105)	(41,509)	6,164	—	(12,530)
Net cash provided by (used in) operating activities	1,673	(72,747)	15,194	62,480	—	6,600
Cash flows from investing activities
Purchases of property and equipment	—	—	(13,713)	(17,790)	—	(31,503)
Proceeds from disposition of property and equipment	—	—	—	319	—	319
Net cash used in investing activities	—	—	(13,713)	(17,471)	—	(31,184)
Cash flows from financing activities
Proceeds related to stock transactions	227	—	—	—	—	227
Purchases of preferred and treasury shares	(1,900)	—	—	—	—	(1,900)
Payments on long-term debt and capital lease obligations	—	(647,425)	(1,481)	(50,333)	—	(699,239)
Proceeds from long-term debt	—	538,640	—	—	—	538,640
Proceeds from issuance of Senior Secured Notes	—	192,000	—	—	—	192,000
Payment of interest rate swap, net	—	(4,065)	—	—	—	(4,065)
Payments of debt issue costs	—	(6,403)	—	(489)	—	(6,892)
Net cash (used in) provided by financing activities	(1,673)	72,747	(1,481)	(50,822)	—	18,771
Effect of exchange rate on cash and cash equivalents	—	—	—	(1,279)	—	(1,279)
Net change in cash and cash equivalents	—	—	—	(7,092)	—	(7,092)
Cash and cash equivalents
Beginning of year	—	—	—	19,337	—	19,337
End of year	$—	$—	$—	$12,245	$—	$12,245

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2011

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(31,785)	$(3,899)	$55,970	$8,807	$(60,878)	$(31,785)
Undistributed equity in earnings of subsidiaries	2,045	(55,967)	(6,956)	—	60,878	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	359	—	12,679	39,136	—	52,174
Deferred income taxes	—	—	186	1,198	—	1,384
Non-cash derivative activity	—	609	(1,157)	4,870	—	4,322
Amortization of debt issue costs and OID	—	2,297	—	169	—	2,466
Amortization of deferred training revenue, net of costs	—	—	(3,194)	(103)	—	(3,297)
Impairment of property and equipment and other long-term assets	—	—	—	605	—	605
Other non-cash items, net	204	23	(202)	547	—	572
Change in book overdrafts	—	—	(669)	1,266	—	597
Changes in operating assets and liabilities, net	30,276	32,520	(43,208)	(56,594)		(37,006)
Net cash provided by (used in) operating activities	1,099	(24,417)	13,449	(99)	—	(9,968)
Cash flows from investing activities
Purchases of property and equipment	(1,099)	—	(9,362)	(29,797)	—	(40,258)
Proceeds from disposition of property and equipment	—	—	(2,181)	2,974	—	793
Net cash used in investing activities	(1,099)	—	(11,543)	(26,823)	—	(39,465)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(383,591)	(1,906)	(108,465)	—	(493,962)
Proceeds from long-term debt	—	403,666	—	133,641	—	537,307
Payment of interest rate swap, net	—	(1,722)	—	—	—	(1,722)
Payments of debt issue costs	—	(1,716)	—	(180)	—	(1,896)
Net cash (used in) provided by financing activities	—	16,637	(1,906)	24,996	—	39,727
Effect of exchange rate on cash and cash equivalents	—	—	—	(851)	—	(851)
Net change in cash and cash equivalents	—	(7,780)	—	(2,777)	—	(10,557)
Cash and cash equivalents
Beginning of year	—	7,780	—	22,114	—	29,894
End of year	$—	$—	$—	$19,337	$—	$19,337

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share amounts)

21. Subsequent Event
On February 18, 2014, the Company amended its Senior Secured Credit Facility to modify certain financial covenants required under the facility. The sixth amendment to our Senior Secured Credit Facility (the “Sixth Amendment”), dated February 18, 2014, decreases the Minimum Interest Coverage Ratio and increases the maximum permitted Senior Secured Leverage Ratio, effective the first fiscal quarter ending in 2014.
A copy of the Sixth Amendment is attached hereto as Exhibit 10.1 to this Report on Form 10-K. The description of the material terms of the Sixth Amendment is qualified in its entirety by reference to such exhibit.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Operating and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the 1992 framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 7, 2014, the Compensation Committee approved the 2014 Management Incentive Plan for all executive officers. A copy of the 2014 Management Incentive Plan is attached as Exhibit 10.39 to this Report on Form 10-K. A description of the material terms is included in Item 11 and is qualified in its entirety by reference to such exhibit.
On February 18, 2014, the Company amended its Senior Secured Credit Facility to modify certain financial covenants required under the facility. The sixth amendment to our Senior Secured Credit Facility (the “Sixth Amendment”), dated February 18, 2014, decreases the Minimum Interest Coverage Ratio and increases the maximum permitted Senior Secured Leverage Ratio, effective the first fiscal quarter ending in 2014.

A copy of the Sixth Amendment is attached hereto as Exhibit 10.1 to this Report on Form 10-K. The description of the material terms of the Sixth Amendment is qualified in its entirety by reference to such exhibit.
On February 18, 2014, the board of directors of the Company elected Mr. Dagoberto Quintana to its board of directors to fill the vacancy created by the departure of Mr. Martin Frost. Mr Quintana is the Company's President and Chief Executive Officer, and will also serve as Chairman of the board of directors. In connection with Mr. Quintana's appointment as Chairman, Mr. Seth Mersky resigned from his role as Chairman of the board of directors.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(in whole U.S. dollars)
Directors and Executive Officers
Set forth below are the name, age, position and a description of the business experience of certain of the executive officers and the members of the Board of Directors of SITEL Worldwide as of February 19, 2014.

Name	Age	Position
Dagoberto Quintana	53	Chairman, President, Chief Executive Officer and Director
Patrick Tolbert	68	Chief Operating and Financial Officer and Director
Donald Berryman	55	Executive Vice President and Chief Commercial Officer
Sean Erickson	52	Executive Vice President and Chief Global Markets and Infrastructure Officer
David Beckman	50	Chief Legal Officer and Secretary
Steve Barker	46	Executive Vice President, Global Operations Support
Elsa Zambrano	49	Chief Human Resources Officer
Pedro Lozano	50	General Manager - EMEA Region
Seth Mersky	54	Director
David Garner	56	Director
Tate Abols	33	Director
Martin Frost	72	Former Director
Robert Mahoney	65	Director
Keith Powell	68	Director
Peter Shea	62	Director
Dagoberto Quintana has served as our President and Chief Executive Officer since October 2011 and as a member of our Board of Directors and Chairman of the Board since February 18, 2014. Mr. Quintana served as our President and Chief Operating Officer from February, 2010 until his appointment as Chief Executive Officer and as our Chief Operating Officer from August 2009 to October 2011. Mr. Quintana is responsible for directing our strategic growth and expansion. He also is responsible for business development to enhance SITEL's customer management solutions. Mr. Quintana most recently led the International Services division for Dell, Inc. and was responsible for site start-ups and deployment of Dell's contact center strategy in India, the Philippines and El Salvador. Prior to joining Dell, he held various executive management positions at Florida Power and Light, TYCO/ADT Security Services, Inc. and MCI Telecommunications, Inc. Mr. Quintana holds a bachelor's degree in electrical engineering from the University of Miami.
Patrick Tolbert has served as our Chief Operating Officer since February 15, 2012, and as our Chief Financial Officer since November 2010. Mr. Tolbert also has served as a member of our Board of Directors since 2007 and served as a member and Chairman of our Audit Committee from 2007 through October 2010. Mr. Tolbert is charged with leading our operations and financial and compliance functions on a global basis. From 2001 to 2004, Mr. Tolbert held the positions of Executive Vice President and Chief Financial and Administrative Officer for LSG Lufthansa Service Holding, AG. As a member of the Executive Management Board and LSG's Supervisory Board, he was responsible for the integration of U.S.-based Onex Food Services, Inc. with LSG. From 1992 to 2001, Mr. Tolbert was the Executive Vice President and Chief Financial and Administrative Officer for Onex Food Services, Inc. Mr. Tolbert received a bachelor's degree in Economics and his Masters of Business Administration from Auburn University. Mr. Tolbert brings to the Board expertise in accounting, finance and tax.
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
Sean Erickson has served as our Executive Vice President and Chief Global Markets & Infrastructure Officer since September 1, 2013, leading our marketing, product innovation, IT, facilities and real estate functions. Mr. Erickson served as our Executive Vice President Corporate Development from January 25, 2013 until assuming his current role and as our General Manager Strategic Markets from February 2011 until November 2012 and Chief Commercial Officer/General Manager - Strategic Markets from November 2012 to January 2013. Prior to joining SITEL Worldwide, Mr. Erickson spent 25 years in the leadership of public companies such as MCI, Dell, and TeleTech and private corporations such as Vercuity and Cloud 10, all in the telecommunications, high tech, and BPO industries. Mr. Erickson holds a bachelor’s degree in Business Administration with an emphasis in Finance from Wichita State University.
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
Steve Barker has served as our Executive Vice President, Global Operations Support since October 2013. Mr. Barker served as our General Manager - APAC region from January 2010 through October 2013, leading our Asia Pacific operations. Mr. Barker served as the Chief Operating Officer - APAC region from April 2009 through January 2010, and Chief Operating Officer of SITEL New Zealand and SITEL Australia from April 2007 to March 2009. Prior to that, Mr. Barker served in a variety of roles within our Asia Pacific operations. Prior to joining SITEL Worldwide in 1998, Mr. Barker worked in customer contact operations with Telcom New Zealand.
Elsa Zambrano has served as our Chief Human Resources Officer since October 2013, leading our centralized global human resources function, including talent management, compensation, benefits and employee relations. Prior to joining Sitel, Ms. Zambrano held a variety of human resource executive roles with Dell, Inc., including leading Dell’s HR strategy for Canada, United States and Latin America within its Global Public and Large Enterprise segments as well as serving as the Executive Director for Dell's Latin American region. Ms. Zambrano received her undergraduate degree in Business Administration with an emphasis in Human Resources Management and an Economics minor from San Jose State University as well as a master’s degree in Organizational Science from the University of San Francisco.
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
Seth Mersky served as our Chairman of the Board from May 2007 until February 2010 and again from October 28, 2013 through February 18, 2014, and has served as a member of our Board of Directors since 1998 and the Chairman of our Compensation Committee since 1997. Mr. Mersky is a Managing Director of Onex Corporation where he has worked since 1997. Prior to joining Onex, Mr. Mersky was Senior Vice President of The Bank of Nova Scotia where he worked for 13 years. Mr. Mersky also served as a director of Spirit AeroSystems, Inc. from February 7, 2005 to April 22, 2008. Mr. Mersky currently serves as a director of Hawker Beechcraft, Inc. Mr. Mersky holds a bachelor's degree in Accounting and Philosophy from the University of Delaware. Mr. Mersky brings to the Board significant expertise in banking and finance.
David Garner served as our Chairman of the Board from February 2010 to October 2013, and is currently a member of our Board of Directors. Mr. Garner served as our Chief Executive Officer from September 2003 through October 2011. Prior to joining SITEL Worldwide, Mr. Garner was President and Chief Executive Officer of SHPS, Inc., a provider of outsourced employee benefit administrative services, from 1998 to 2003. Prior to joining SHPS, Mr. Garner accumulated 14 years of key leadership experience at Sykes Enterprises, Inc. Mr. Garner has a B.A. in Technical Communications from Louisiana Tech University. We believe Mr. Garner's qualifications to sit on our Board of Directors include his strong business background and extensive executive leadership and management experience in the customer care outsourcing services industry.
Tate Abols has served as a member of our Board of Directors and as a member of our Audit and Compensation Committees since February 2011. Mr. Abols is a Principal at Onex Corporation where he has worked since 2006. Prior to joining Onex, Mr. Abols was an associate at RBC Capital Markets. Mr. Abols holds a bachelor's degree in philosophy from Huron University College, University of Western Ontario and an Honours Business Administration Degree from Ivey School of Business, University of Western Ontario. Mr. Abols brings to the Board significant expertise in banking and finance.

Martin Frost served as a member of our Board of Directors from 2007 through December 31, 2013. Mr. Frost is a shareholder in the Washington D.C. law firm of Polsinelli Shughart PC. He joined the firm in 2006. From 1979 to 2005, Mr. Frost served as a member of Congress representing the Dallas-Fort Worth area in north Texas. Mr. Frost holds a bachelor's degree in Journalism from the University of Missouri-Columbia and a law degree from Georgetown Law Center. Mr. Frost brought to the Board broad knowledge of government sector business dealings.
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
Our NEOs are:

Name	Title
Dagoberto Quintana	Chairman, President and Chief Executive Officer (1)
Patrick Tolbert	Chief Operating and Financial Officer
Donald Berryman	Executive Vice President and Chief Commercial Officer
Sean Erickson	Executive Vice President and Chief Global Markets and Infrastructure Officer (2)
Pedro Lozano	General Manager - EMEA Region
(1) Mr. Quintana was appointed to the Board of Directors and elected Chairman effective February 18, 2014.
(2) Mr. Erickson was appointed as our Executive Vice President and Chief Global Markets and Infrastructure Officer on October 28, 2013 but assumed the duties of the position on September 1, 2013.
Establishing and Evaluating Executive Compensation
Executive Compensation Objectives and Philosophy
The Compensation Committee believes that our executive compensation programs should reward actions and behaviors that drive long-term, profitable revenue growth at above-market rates while also rewarding the achievement of short-term performance goals. We seek to apply a consistent philosophy to compensation for all executive officers. We also have increasingly sought to align the short-term incentive compensation goals of our NEOs and other executives in ways that encourage the management of certain critical risks to our long term business success such as meeting certain debt covenants, making cash available for future expenditures and growth and enhancing the health of our client relationships. In 2013, we granted restricted shares of Class A common stock tied to long term business success. These restricted share grants are further discussed below.
Role of Compensation Consultant
The Compensation Committee has the authority to retain an independent compensation consultant. The committee did not engage a compensation consultant to assist the committee with respect to 2013 compensation decisions. In 2012, management purchased Towers Watson survey data for executive officer positions at both the general industry level and for our specific industry. Our Chief Executive Officer used this data as part of his annual review of executive compensation, as discussed below.
Role of Executive Officers
The Compensation Committee is responsible for all compensation decisions for our NEOs. Our Chairman, President, and Chief Executive Officer, Dagoberto Quintana, annually reviews the performance of his direct reports and other executive officers and makes recommendations based on these reviews to the Compensation Committee. There were no recommended increases to base salaries of any of the NEOs in 2013 other than in connection with a change in roles or responsibilities.
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
The annual base salaries in effect for each of our NEOs as of December 31, 2013, are as follows:

Name	Annual Salary
Dagoberto Quintana	$600,000
Patrick Tolbert	$500,000
Donald Berryman	$450,000
Sean Erickson	$360,000	(1)
Pedro Lozano	$342,325	(2)
(1) Mr. Erickson's base salary increased from $325,000 to $360,000 effective September 1, 2013, as a result of his promotion to his role of Executive Vice President and Chief Global Markets and Infrastructure Officer.
(2) Mr. Lozano is located in Spain and paid in Euros. This represents his annual salary in U.S. dollars using the exchange rates available to us in December 2013.
Bonus Awards
We may also pay specific bonuses to align the compensation of certain NEOs with market rates for total cash compensation and/or to provide discretionary rewards for performance in situations where incentive compensation goals have not been met but the executive's performance has nonetheless advanced our strategic goals. Mr. Berryman received a $600,000 bonus in connection with his Amended Management Employment Agreement.
Incentive Compensation
We pay incentive compensation awards in order to align the compensation of our NEOs with our short-term operational, performance and risk management goals and to provide near-term rewards to our NEOs for meeting those goals. Our short-term, performance-based cash incentive compensation program provides for incentive payments to specified NEOs. These incentive payments are primarily based on the attainment of pre-established, objective financial and operational goals and are intended to motivate executives to work effectively to achieve financial and operational performance objectives and reward them when objectives are met and results are certified by the Compensation Committee. Using short-term incentives tied to certain corporate financial goals, including Annual Global Adjusted EBITDA (as defined in our Senior Secured Credit Facility) and Annual Global Cash Flow, allows us to establish appropriately aggressive performance expectations that align business performance expectations to the prevailing market and economic conditions.

The 2013 target annual incentive opportunities and awards for eligible NEOs were as follows:

Name	Target Annual Incentive Opportunity (% of Base Salary)	Awards (USD)
Dagoberto Quintana	130%	$694,000
Patrick Tolbert	100%	$445,000
Donald Berryman	133%	$534,000
Sean Erickson(1)	100%	$260,325
Pedro Lozano	100%	$297,000
(1) Mr. Erickson's target annual incentive opportunity changed from 75% of his base salary to 100% of his base salary effective September 1, 2013, as a result of his promotion to his role of Executive Vice President and Chief Global Markets and Infrastructure Officer.
2013 Incentive Programs
For 2013, the NEO cash incentive programs included corporate performance factors similar to those used in the prior years. Specifically, NEO incentive programs were based on corporate performance factors for Annual Global Adjusted EBITDA and Annual Global Cash Flow. Payout under the plan was subject to achieving 90% of the goal for Annual Global Adjusted EBITDA and exceeding 2012 results. Global Cash Flow is defined as net cash provided by operating activities less net cash from investment activities as determined on a consolidated basis for SITEL Worldwide Corporation and its direct and indirect subsidiaries in accordance with United States Generally Accepted Accounting Principles.
The Compensation Committee approved the performance range and corresponding payout for each of the corporate performance factors set out below resulting in a total payout of 89% of target. The performance ranges were based on our operating plan for 2013 and were meant to be achievable but challenging in order to drive performance. The actual payouts for each NEO are reflected in the Summary Compensation Table in the "Non-Equity Incentive Plan Compensation" column.

Factor	Performance Range
	Threshold	Goal	Maximum	% Payout
Annual Global Adjusted EBITDA (1)	$126.0M	$140.0M	$168.0M	63%
Annual Global Cash Flow (2)	$(16.0)M	$(14.4)M	$(7.0)M	125%
(1) Annual Global Adjusted EBITDA is determined in accordance with the terms of our Senior Secured Credit Facility.
(2) Annual Global Cash Flow where used in NEO incentive plans is defined as net cash provided by operating activities less net cash from investment activities as determined on a consolidated basis for SITEL Worldwide Corporation and its direct and indirect subsidiaries in accordance with United States Generally Accepted Accounting Principles.
NEO 2013 incentive programs were based on corporate performance factors weighted as follows:

Annual Global Adjusted EBITDA	Annual Global Cash Flow
60%	40%
2014 Incentive Program
For 2014, the NEO cash incentive program includes corporate performance factors for Annual Global Adjusted EBITDA and Annual Global Cash Flow, defined as in the 2013 Plan. Payout under the cash incentive program is subject to achieving 90% of the Annual Global Adjusted EBITDA goal and exceeding 2013 Actual Global Adjusted EBITDA results.
2014 NEO incentive programs are based on corporate performance factors weighted as follows:

Annual Global Adjusted EBITDA	Annual Global Cash Flow
70%	30%
The Compensation Committee set performance ranges for the 2014 NEO incentive programs based on our operating plan for 2014 that are meant to be achievable but challenging in order to drive performance.
Since the components of the global and regional targets for 2014 contain highly sensitive data such as targeted Adjusted EBITDA growth, we do not disclose specific future measures and targets because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance.

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
Class A Restricted Stock /Restricted Stock Unit Grants
Reflecting our executive compensation principle of rewarding long-term performance, equity awards in the form of restricted class A common stock and restricted stock unit grants are designed to further our desire to align our executive compensation with the interests of our stockholders. We also believe that our restricted stock and restricted stock unit plans give executives incentive to balance the risks of achieving short term goals against the long term best interests of our company and stockholders.
With respect to restricted class A common stock grants prior to 2013, generally the forfeiture period applicable to the award lapses over a two-year period commencing upon a change in control, initial public offering, or liquidation (a "liquidity event"). In addition, the forfeiture period lapses for one third of the grant if a liquidity event occurs within six months of the date an employee is involuntarily terminated due to death, disability or reduction in force. The grant fully vests upon the employee's termination or constructive termination in connection with a change in control. We also have a right of first refusal to acquire shares held by an employee at the current fair value upon termination.
Additionally, we have issued restricted stock units, which are similar to our grants of restricted class A common stock except that actual shares of class A common stock are only issued to individuals upon vesting and exercise. Grants of restricted stock units have been issued in the past for new hires and promotions. Grants of restricted stock units vest over a three year period commencing upon our stock becoming freely tradable (as defined in the restricted stock unit plan and agreement). Grants of restricted stock units vest immediately upon a change in control (as defined in the restricted stock unit plan and agreement) if the individual is employed as of that date or if the employee is constructively discharged prior to the date of the change in control. While grants of restricted stock units are generally forfeited upon termination, the forfeiture period lapses for one fourth of the grant if a liquidity event occurs within six months of the date an employee is involuntarily terminated due to death, disability or position elimination. A liquidity event is defined as the stock becoming freely tradable or a change in control.
Finally, in connection with Amended Employment Agreements executed with certain of our NEOs in 2013, we also awarded Class A Common Stock to each of Dagoberto Quintana, Patrick Tolbert, Donald Berryman, and Sean Erickson, pursuant to the terms of a Restricted Stock Grant Plan and Agreement (the "Grant Agreement") with each executive. These awards will generally begin to vest upon the first to occur of (i) the Company's stock becoming freely tradeable as a result of being listed on a national stock exchange ("Freely Tradeable"), or (ii) a change in control of the Company (either, a "Liquidity Event"), in either case, occurring within six years of the date of the applicable Grant Agreement and only if the "Adjusted EBITDA Threshold" (as defined in the Grant Agreement") has been met; provided that the executive is still employed at such time (except as set forth below). Upon our shares becoming Freely Tradeable, the awards will vest in four increments of 25% each, beginning upon our shares becoming Freely Tradeable and thereafter on each of the next three anniversaries thereof as long as the executive remains an employee; provided, however, that in the event Onex sells more than 25% of their ownership of SITEL Worldwide, then the vested amount of the awards shall at all times at least be equal to the ownership percentage that Onex has sold. If the Liquidity Event is a change of control, 100% of the awards will vest upon the change of control. If an executive is terminated without cause, resigns with good reason or is terminated due to death or disability within six months of a Liquidity Event, such executive's shares will still be eligible to vest upon the Liquidity Event. To the extent that the awards do not vest upon a Liquidity Event because the applicable Adjusted EBITDA Threshold has not been satisfied, such shares will vest if and when the Adjusted EBITDA Threshold is eventually satisfied. All unvested Shares will be forfeited upon an executive's termination for cause or resignation without good reason. We also awarded Class A Common Stock to Mr. Lozano on similar terms.
Perquisites
We provide certain perquisites to NEOs which the Compensation Committee believes are reasonable and appropriate based on the results of market surveys reviewed from time to time. The perquisites assist in the attraction and retention of NEOs and, in the case of certain perquisites, promote the health, safety and efficiency of the NEOs. For further information on the perquisites provided to our NEOs during 2013, refer to "Summary Compensation Table" below.
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
With the exception of those benefits described under "Perquisites" above, we provide NEOs the same health and welfare benefits provided generally to all of our other employees, at the same general premium rates as charged to such employees.
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
Compensation and Risk
We believe that our compensation programs have been designed and administered in a manner that discourages undue risk-taking by employees. Relevant features of these programs include:
•Compensation Committee discretion to adjust base bonus and incentive compensation to reflect the core operating performance of the business;
•the application of metrics in determining incentive compensation that aligns employees with balanced objectives of increasing revenues and reducing costs; and
•use of class A restricted stock and restricted stock units-that vest after certain triggering events over a number of years, thereby promoting sustained operational and financial performance.
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
The following table shows the compensation earned by our NEOs during the years ended December 31, 2013, 2012 and 2011, referred to as years 2013, 2012 and 2011, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Dagoberto Quintana	2013	$600,000	$—	$646,000	$—	$694,200	$—	$—	$1,940,200
Chairman, President, and Chief Executive Officer	2012	$585,205	$—	$—	$—	$—	$—	$221,090	$806,295
	2011	$500,000	$—	$178,000	$—	$362,500	$—	$12,741	$1,053,241

Patrick Tolbert	2013	$500,000	$—	$447,640	$—	$445,000	$—	$89,364	$1,482,004
Global Chief Financial Officer and Chief Operating Officer	2012	$478,904	$—	$—	$—	$—	$—	$154,052	$632,956
	2011	$442,500	$457,500	$—	$—	$—	$—	$113,735	$1,013,735

Donald Berryman	2013	$450,000	$600,000	$247,000	$—	$534,000	$—	$54,159	$1,885,159
EVP and Chief Commercial Officer	2012	$450,000	$550,000	$—	$—	$—	$—	$56,264	$1,056,264
	2011	$350,000	$17,500	$—	$—	$297,500	$—	$57,218	$722,218

Pedro Lozano (4)	2013	$342,325	$—	$231,800	$—	$296,548	$—	$42,339	$913,012
General Manager - EMEA	2012	$327,358	$104,654	$—	$—	$—	$—	$40,094	$472,106
	2011	$222,513	$—	$—	$—	$135,745	$—	$42,423	$400,681

Sean Erickson (5)	2013	$335,770	$—	$250,800	$—	$260,375	$—	$35,671	$882,616
Chief Global Markets and Infrastructure Officer

(1) Reflects the bonuses paid to NEOs during 2013, 2012, and 2011.
(2) Reflects the grant-date fair value of stock awards (in U.S. Dollars) calculated in accordance with FASB Accounting Standards Codification ("ASC") 718 for each NEO. Awards to both U.S. and international NEOs are calculated in terms of U.S. Dollars. Refer to Note 16 to our Consolidated Financial Statements for the year ended December 31, 2013, included elsewhere in this filing, for a discussion of the relevant assumptions used in calculating the fair value.
(3) The following table details All Other Compensation paid to each NEO during year 2013.
(4) Mr. Lozano is paid in Euros and his salary is stated in USD at the exchange rates available to us in December 2013 (1.3094).
(5) 2013 was Mr. Erickson's first year as an NEO.

Name	Executive Health Benefits ($) (1)	Executive Life and Disability Insurance ($)	Car Allowance ($)	Commuting & Housing Expenses ($) (2)	Home Office($) (3)	401(k) Company Match ($)	Annual Company Contribution ($)	All Other Compensation Total ($)
Dagoberto Quintana (4)	$—	$—	$—	$—	$—	$—	$—	$—
Patrick Tolbert	8,805	1,176	—	79,067	316	—	—	89,364
Donald Berryman	9,660	1,764	—	40,693	—	2,042	—	54,159
Pedro Lozano	3,723	—	22,099	—	783	—	15,734	42,339
Sean Erickson	7,423	1,176	—	27,072	—	—	—	35,671
(1) Executive Health Benefit calculation reflects reimbursement for private health insurance premiums.
(2) Reflects cost of commuting between home and work location and housing (Tolbert $45,898; Berryman $21,180; Erickson $14,461), and gross up amount to account for related taxes (Tolbert $33,169; Berryman $19,513; Erickson $12,611).
(3) Reflects office supplies and other miscellaneous expenses.
(4) Mr. Quintana's "other compensation" totaled less than $10,000.

Grants of Plan-Based Awards
The following table sets forth information regarding performance-based incentive compensation under the 2013 Incentive Program.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target($)	Maximum ($)	Threshold ($)	Target($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($/ Sh)	Full Grant Date Fair Value ($)
Dagoberto Quintana	2/14/2013	$390,000	$780,000	$1,326,000	$—	$—	$—	$—	$—	$—	$—	$—
Patrick Tolbert	2/14/2013	250,000	500,000	850,000	—	—	—	—	—	—	—	—
Donald Berryman	2/14/2013	300,000	600,000	1,020,000	—	—	—	—	—	—	—	—
Sean Erickson(2)	2/14/2013	146,250	292,500	497,250	—	—	—	—	—	—	—	—
Pedro Lozano	2/14/2013	171,172	342,325	589,986	—	—	—	—	—	—	—	—
(1) Amounts reported in this column represent the threshold, target and maximum amounts payable under the 2013 incentive program as described above. The 2013 Incentive Program is an annual cash incentive opportunity and, therefore, these awards are earned in the year of grant. See the column captioned "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for the actual payout amounts related to the 2013 incentive program. See also "Compensation Discussion and Analysis - Elements of Compensation - Incentive Compensation" for additional information about the 2013 Incentive Program.
(2) Represents the threshold, target and maximum amount payable to Mr. Erickson based on a year end base salary of $360,000 and a 75% incentive target through August 30, 2013 and a 100% incentive target from September 1 through December 31, 2013.

Outstanding Equity Awards at Year-End
The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Type of Award	Number Of Shares Or Units Of Stock That Have Not Vested (#)(1)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)
Dagoberto Quintana(2)	—	—	—	—	—	Restricted Stock Unit	600,000	$342,000	—	—
Dagoberto Quintana(3)	—	—	—	—	—	Restricted Stock Grant	1,700,000	$969,000	—	—
Patrick Tolbert(3)	—	—	—	—	—	Restricted Stock Grant	1,178,000	$671,460	—	—
Donald Berryman(2)	—	—	—	—	—	Restricted Stock Unit	200,000	$114,000	—	—
Donald Berryman(3)	—	—	—	—	—	Restricted Stock Grant	650,000	$370,500	—	—
Sean Erickson(2)	—	—	—	—	—	Restricted Stock Unit	40,000	$12,540	—	—
Sean Erickson(3)	—	—	—	—	—	Restricted Stock Grant	660,000	$376,200	—	—
Pedro Lozano(2)	—	—	—	—	—	Restricted Stock Unit	40,000	$22,800	—	—
Pedro Lozano(3)	—	—	—	—	—	Restricted Stock Grant	610,000	$347,700	—	—
(1)  Reflects Class A restricted stock and restricted stock units that have not vested. The price used for valuation as of December 31, 2013 is $0.57. The following provides information with respect to the vesting schedule as of December 31, 2013.
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
(3) Pursuant to the terms of the applicable Restricted Stock Grant Plan and Agreement, shares vest upon the first to occur of (i) the Company's stock becoming freely tradeable as a result of being listed on a national stock exchange ("Freely Tradeable"), or (ii) a change in control of the Company (either, a "Liquidity Event"), in either case, occurring within six years of the date of the applicable Grant Agreement and only if the "Adjusted EBITDA Threshold" (as defined in the Grant Agreement") has been met; provided that the executive is still employed at such time (except as set forth below). Upon our shares becoming Freely Tradeable, the awards will vest in four increments of 25% each, beginning upon our shares becoming Freely Tradeable and thereafter on each of the next three anniversaries thereof as long as the executive remains an employee; provided, however, that in the event Onex ClientLogic Holdings, LLC ("Onex") sells more than 25% of their ownership of SITEL Worldwide, then the vested amount of the awards shall at all times at least be equal to the ownership percentage that Onex has sold. If the Liquidity Event is a change of control, 100% of the awards will vest upon the change of control. If an executive is terminated without cause, resigns with good reason or is terminated due to death or disability within six months of a Liquidity Event, such executive's shares will still be eligible to vest upon the Liquidity Event. To the extent that the awards do not vest upon a Liquidity Event because the applicable Adjusted EBITDA Threshold has not been satisfied, such shares will vest if and when the Adjusted EBITDA Threshold is eventually satisfied. All unvested Shares will be forfeited upon an executive's termination for cause or resignation without good reason.

Option Exercises and Stock Vested
There were no Stock Awards or Option awards that vested during the year 2013.
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
Sean Erickson
We entered into an Amended and Restated Employment Agreement with Sean Erickson dated January 28, 2013 which included an annual salary of $325,000 and an annual target incentive plan payment of 75% of annual base salary. The Amended and Restated Employment Agreement was further amended effective September 1, 2013 to increase Mr. Erickson's annual base salary to $360,000 and annual target incentive plan payment to 100% of annual base salary as further described above in the Bonus and Incentive Compensation section. Participation in the incentive plan is at the discretion of both the Board of Directors and our Chief Executive Officer. The amended agreement is terminable by us or Mr. Erickson at any time. In the event that Mr. Erickson's employment is terminated by us without cause (as defined in the employment agreement) or by Mr. Erickson for good reason (as defined in the employment agreement), subject to execution of a release, Mr. Erickson is entitled to severance pay, to be paid pro rata on a monthly basis in accordance with our regular payroll practices over the course of a one year period, in an amount equal to one year of base salary and a prorated portion of Mr. Erickson's annual incentive bonus based on the days employed during the incentive plan year at the date of termination. Mr. Erickson would also be eligible to receive health insurance continuation coverage at the same rates paid for active employees for a full year following the date of termination, provided no similar benefit is received from a subsequent employer. In the event Mr. Erickson's employment is terminated for any other reason, including by reason of death or disability, Mr. Erickson is not entitled to any severance payments. In the event Mr. Erickson's employment is terminated for any other reason, including death or disability, Mr. Erickson is not entitled to any severance payments. Mr. Erickson is subject to non-competition and non-solicitation provisions for a period of one year after termination for any reason.
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
Potential Payments Upon Termination and Change in Control
The information below describes and quantifies certain compensation that would become payable under employment agreements with the following NEOs if, as of December 31, 2013, the NEO's employment with us had been terminated. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Dagoberto Quintana

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$600,000		$600,000		$—		$—
Bonus	—	—		780,000	(1)	780,000		—		—
Value of Accelerated Equity	—	327,750	(2)	327,750	(2)	1,311,000	(3)	327,750	(2)	—
Benefits and Perquisites	—	—		5,850	(4)	5,850		—		—
Total Severance	$—	$327,750		$1,713,600		$2,696,850		$327,750		$—
(1) Assuming all performance metrics are met at 100% of goal.
(2) 575,000 restricted stock units vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(3) 2,300,000 restricted stock units and restricted shares vest if Mr. Quintana remains employed until the date of a change in control or upon constructive termination prior to the change in control.
(4) Amount equal to the monthly premium paid for active employee if insurance continued through COBRA for up to a 12 month period.

Patrick Tolbert

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$500,000		$500,000		$—		$—
Bonus	—	—		500,000	(1)	500,000		—		—
Value of Accelerated Equity	—	167,865	(2)	167,865	(2)	671,460	(3)	167,865	(2)	—
Benefits and Perquisites	—	—		5,850	(4)	5,850		—		—
Total Severance	$—	$167,865		$1,173,715		$1,677,310		$167,865		$—
(1) Assuming all performance metrics are met at 100% of goal.
(2) 294,500 restricted stock units vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(3) 1,178,000 restricted stock units and restricted shares vest if Mr. Tolbert remains employed until the date of a change in control or upon constructive termination prior to the change in control.
(4) Amount equal to the monthly premium paid for active employee if insurance continued through COBRA for up to a 12 month period.

Donald Berryman

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$450,000		$450,000		$—		$—
Bonus	—	—		600,000	(1)	600,000		—		—
Value of Accelerated Equity	—	121,125	(2)	121,125	(2)	485,500	(3)	1,121,125	(2)	—
Benefits and Perquisites	—	—		5,850	(4)	5,850	(4)	—		—
Total Severance	$—	$121,125	(1)	$1,176,975		$1,541,350		$1,121,125		$—
(1) Assuming all performance metrics are met at 100% of goal.
(2) 212,500 restricted stock units vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(3) 850,000 restricted stock units and restricted shares vest if Mr. Berryman remains employed until the date of a change in control or upon constructive termination prior to the change in control.
(4) Amount equal to the monthly premium paid for active employee if insurance continued through COBRA for up to a 12 month period.
Sean Erickson

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$360,000		$360,000		$—		$—
Bonus	—	—		360,000	(1)	360,000		—		—
Value of Accelerated Equity	—	99,750	(2)	99,750	(2)	399,000	(3)	99,750	(2)	—
Benefits and Perquisites	—	—		5,850	(4)	5,850		—		—
Total Severance	$—	$99,750		$663,000		$1,124,850		$99,750		$—
(1) Assuming all performance metrics are met at 100% of goal.
(2) 175,000 restricted stock units vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(3) 700,000 restricted stock units and restricted shares vest if Mr. Erickson remains employed until the date of a change in control or upon constructive termination prior to the change in control.
(4) Amount equal to the monthly premium paid for active employee if insurance continued through COBRA for up to a 12 month period.

Pedro Lozano

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$618,576		$687,935		$687,935		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	92,625	(1)	92,625	(1)	370,500	(2)	92,625	(1)	—
Benefits and Perquisites	—	—		—		—		—		—
Total Severance	$—	$711,201		$780,560		$1,058,435		$92,625		$—
(1) 162,500 restricted stock units and restricted shares vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(2) 650,000 restricted stock units and restricted shares vest if Mr. Lozano remains employed until the date of a change in control or upon constructive termination prior to the change in control.
Director Compensation
Certain of our non-employee and employee directors were eligible to receive compensation based on their service. During 2013, only Messrs. Mahoney, Garner, Frost, Powell, and Shea received compensation in respect of their service as directors. For fiscal year 2013, Messrs. Frost and Powell each received $62,500 in cash and 164,473 shares of class A common stock, with a fair market value of $62,500. For the fiscal year 2013, Mr. Mahoney received $77,500 (which includes an additional $3,750 per quarter for service as Chair of the Audit Committee) and 164,473 shares of class A common stock, with a fair market value of $62,500. For the year ended December 31, 2013, Messrs. Mersky and Abols did not receive compensation in respect of their service on our Board of Directors during 2013. For the fiscal year 2013, Mr. Garner received compensation of $62,500 in cash and 164,473 shares of class A common stock for his service as a director and $61,956 in cash for his service as Board Chair through October 28, 2013. Directors are reimbursed for their business expenses related to their attendance at SITEL Worldwide meetings, including room, meals and transportation to and from Board and committee meetings.
Non-Executive Directors' Compensation Table
The following table shows information regarding the compensation of our non-executive directors for the 2013 year.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Mersky	$—		$—		$—	$—	$—	$—	$—
Martin Frost	62,500		62,500	(1)	—	—	—	—	125,000
Robert Mahoney	77,500	(2)	62,500	(1)	—	—	—	—	140,000
Tate Abols	—		—		—	—	—	—	—
Keith Powell	62,500		62,500	(1)	—	—	—	—	125,000
Peter Shea	62,500		62,500	(1)	—	—	—	—	125,000
David Garner	124,456	(3)	62,500		—	—	—	—	186,956
(1) Reflects the $.38 grant-date fair value of stock awards associated with Board service during 2013 calculated in accordance with FASB 718 for each non-employee director. Refer to Note 16 to our Consolidated Financial Statements for the year ended December 31, 2013, included in Item 8 of this Report, for a discussion of the relevant assumptions used in calculating the fair value.
(2) Includes $3,750 per quarter for service as chair of the Audit Committee.
(3) Includes $18,750 per quarter for service as chair of the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEED STOCKHOLDER MATTERS
(in thousands of U.S. dollars, except share and per share amounts)
Unless otherwise noted, the following table sets forth, as of January 31, 2014, information with respect to the beneficial ownership of the common equity of SITEL Worldwide by:

•	each person that is a beneficial owner of 5% or more of any class of its outstanding common equity;

•	each of our NEOs;

•	each member of our Board of Directors; and

•	all of the executive officers and directors as a group.
Beneficial ownership is determined under SEC rules and generally includes voting or investment power over securities. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each equity holder identified in the table possesses sole voting and investment power over all common equity shown as beneficially owned by the equityholder. As of January 31, 2014, SITEL Worldwide had outstanding 39,051,643 of class A common stock, 88,281,647 of class B common stock and 23,990 of class C common stock. All of the common stock votes together as a single class. The class A common stock and class C common stock is entitled to one vote per share; the class B common stock is entitled to 25 votes per share. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated in the footnotes below, the address for each beneficial owner is c/o SITEL Worldwide Corporation, 3102 West End Avenue, Suite 1000, Nashville, Tennessee 37203.

	Class A Common		Class B Common		Class C Common		Aggregate
Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class A Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class B Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class C Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Bene- ficially Owned	Percent of Voting Power
Equityholders owning 5% or more:
Onex Corporation (1)	62,218,785	71.0%	78,281,647	88.7%	—	—	140,500,432	79.9%	88.0%
Ontario Municipal Employees Retirement Systems ("OMERS") (2)	7,138,064	15.9%	10,000,000	11.3%	—	—	17,138,064	12.9%	11.4%
Edward Schwartz (3)	2,719,540	6.9%	—	—	—	—	2,719,540	2.1%	*
Citi Commerce Solutions (4)	2,500,000	6.4%	—	—	—	—	2,500,000	2.0%	*
Banashak, Kathleen	22,756	*	—	—	2,320	9.7%	25,076	*	*
Casteel, Julie	777,985	2.0%	—	—	10,481	43.7%	788,466	*	*
Martino, Pete	10,311	*	—	—	7,000	29.2%	17,311	*	*
Named executive officer:
Dagoberto Quintana (5)	3,300,000	8.3%	—	—	—	—	3,300,000	2.6%	*
Sean Erickson (6)	700,000	1.8%	—	—	—	—	700,000	*	*
Donald Berryman (7)	850,000	2.2%	—	—	—	—	850,000	*	*
Patrick Tolbert (8)	1,581,444	4.0%	—	—	—	—	1,581,444	1.2%	*
Lozano, Pedro (9)	650,000	1.7%	—	—	—	—	650,000	*	*
Non-employee directors:
David Garner (10)	2,157,686	5.5%	—	—	—	—	2,157,686	1.7%	*
Martin Frost	183,090	*	—	—	—	—	183,090	*	*
Tate Abols	—	—	—	—	—	—	—	—	—
Robert Mahoney	368,530	*	—	—	—	—	368,530	*	*
Seth Mersky (11)	58,111	*	—	—	—	—	58,111	*	*
Keith Powell (12)	532,523	1.4%	—	—	—	—	532,523	*	*
Peter Shea	278,146	*	—	—	—	—	278,146	*	*
All directors and executive officers as a group (17 persons)	12,601,235	31.3%	—	—	—	—	12,601,235	9.8%	*
 *    Less than 1%

(1)
Includes 401,561 shares of class A common stock, 147 shares of series B preferred stock convertible within 60 days to 51,400 shares of class A common stock and 608 shares of series C preferred stock convertible within 60 days to 863,757 shares of class A common stock, owned by Onex Advisor III LLC ("Onex Advisor"). Also includes 34,023 shares of class A common stock, 34,616 shares of series B preferred stock convertible within 60 days to 12,129,293 shares of class A common stock and 24,845 shares of series C preferred stock convertible within 60 days to 35,474,882 shares of class A common stock, owned by Onex ClientLogic Holdings LLC. Also includes 13,263,869 shares of class A common stock held by Onex ClientLogic LLC. All of the 78,281,647 shares of class B common stock are held by Onex ClientLogic Holdings LLC. The sole member of Onex Advisor III LLC is 1597257 Ontario Inc. Onex ClientLogic Holdings LLC is controlled by Onex ClientLogic LLC. Onex Corporation is the sole member of Onex ClientLogic LLC. Gerald W. Schwartz, president and chief executive officer of Onex Corporation, controls 18.5% of the subordinated voting shares and 100% of the multiple voting shares of Onex Corporation and 100% of the common equity of 1597257 Ontario Inc., and controls all voting and investment decisions of both Onex Corporation and 1597257 Ontario Inc. Mr. Abols is a Principal, and Mr. Mersky is a Managing Director, of Onex Corporation, and as a result, may be deemed to have beneficial ownership of the shares held by Onex Corporation and its affiliates. Mr. Mersky also own units of Onex ClientLogic Holdings LLC. Messrs. Mersky and Schwartz disclaim beneficial ownership of the shares held by Onex Corporation and its affiliates except to the extent of their pecuniary interest therein. The address of Onex Corporation is 161 Bay Street, PO Box 700, Toronto, ON M5J 2S1. Each stockholder, other than OMERS, has granted Onex a proxy to vote all shares of common stock, with respect to the election of directors, pursuant to provisions of the August 15, 2000 stockholders agreement, as amended. See "Certain Relationships and Related Party Transactions—Stockholders’ Agreement."

(2)
Includes 1,329,795 shares of class A common stock, 4,136 shares of series B preferred stock convertible within 60 days to 1,449,331 shares of class A common stock, 3,053 shares of series C preferred stock convertible within 60 days to 4,358,938 shares of class A common stock and 10,000,000 shares of class B common stock owned by OCP SC Investment Holdings Inc. OCP SC Investment Holdings Inc. is wholly owned by OMERS Administration Corporation, a non-share capital corporation continued under the Ontario Municipal Employees Retirement System Act, 2006. The address of OMERS is One University Avenue, Suite 1100, Toronto, Ontario, M5J 2P1.

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

(5)
Includes 1,000,000 shares of class A common stock as well as 1,700,000 shares of restricted class A common stock and 600,000 restricted stock units, each of which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants."

(6)
Includes 660,000 shares of restricted class A common stock, and 40,000 restricted stock units, each of which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants."

(7)
Includes 650,000 shares of restricted class A common stock, and 200,000 restricted stock units, each of which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants."

(8)
Includes 368,728 shares of class A common stock, 1,178,000 shares of restricted class A common stock, which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants", and 25 shares of series C preferred stock convertible within 60 days to 34,716 shares of class A common stock.

(9)
Includes 610,000 shares of restricted class A common stock , and 40,000 restricted stock units, each of which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants."

(10)
Includes 1,247,460 shares of class A common stock, 793,407 shares of restricted class A common stock which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants",

and 333 shares of series B preferred stock convertible within 60 days to 116,819 shares of class A common stock.

(11)
Includes 31,648 shares of class A common stock owned by Kyzalea Company. Also includes 37 shares of series B preferred stock convertible within 60 days to 12,850 shares of class A common stock and 10 shares of series C preferred stock convertible within 60 days to 13,613 shares of class A common stock, each owned by Kyzalea Company. Mr. Mersky owns all of the capital stock of Kyzalea Company. The address of Kyzalea Company is 161 Bay Street, PO Box 700, Toronto, ON M5J 2S1.

(12)
Includes 467,312 shares of class A common stock, 56 shares of series B preferred stock convertible within 60 days to 19,470 shares of class A common stock and 32 shares of series C preferred stock convertible within 60 days to 45,741 shares of class A common stock.

Preferred Stock Ownership
As of January 31, 2014, SITEL Worldwide had outstanding an aggregate of 39,947 shares of series B preferred stock and an aggregate of 28,881 shares of series C preferred stock.
We issued 31,149 shares of series B preferred stock to Onex in June 2008 in exchange for its convertible subordinated note in an aggregate principal amount of $30,500 plus $700 of accrued interest. This transaction triggered certain preemptive rights for other stockholders, including certain members of Onex and our management, resulting in the issuance of additional shares to Onex Advisor, OMERS, JANA and other stockholders including certain senior executives at a price of $1,000 per share. In the fourth quarter of 2012, we repurchased all of the series B preferred stock that had been issued to JANA.
The series B preferred stock has an initial liquidation preference of $1,000 per share and has the right to be converted into class A common stock (initially at $4.85 per share). Our series B preferred stock accrue cumulative dividends at a rate of 12% of the liquidation preference per share per annum, which dividends, commencing after June 2009, compound and cumulate annually on the first business day of June of each subsequent year. Total cumulative dividends as of January 31, 2014 were $27,929. No NEO owns series B preferred stock. Mr. Garner owns 333 shares of series B preferred stock, Mr. Powell owns 56 shares of series B preferred stock, and Mr. Mersky is the beneficial owner of 37 shares of series B preferred stock. No other non-employee director owns series B preferred stock.
Shares of series C preferred stock were issued in December 2008 and February 2009 to an Onex affiliate, OMERS, JANA and certain of our directors and executive officers for an aggregate of $31,000 in cash. In the fourth quarter of 2012, we repurchased the series C preferred stock that had been issued to JANA .
The series C preferred stock has an initial liquidation preference of $1,000 per share and has the right to be converted into class A common stock (initially at $1.50 per share). Our series C preferred stock accrue cumulative dividends at a rate of 16% of the liquidation preference per share per annum, which dividends accrue and cumulate from the date of original issuance and compound on the first business day of January of each subsequent year. Total cumulative dividends as of January 31, 2014 were $32,970. Mr. Tolbert owns 25 shares of series C preferred stock. No other NEO owns series C preferred stock. Mr. Powell owns 32 shares of series C preferred stock and Mr. Mersky is the beneficial owner of 10 shares of series C preferred stock. No other non-employee director owns series C preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
(in thousands of U.S. dollars, except share and per share amounts)
Stock Sale
On March 29, 2013, the Company sold all of its common stock, totaling 1,287,000 shares, in its Belgium subsidiary to HVMC, a company of which the controlling shareholder and chief executive officer is the former Belgium country manager and director, for a nominal price. During the year ended December 31, 2013, the Company recorded a Loss on sale of subsidiary of $4,558 related to the Belgium sale in the accompanying Consolidated Statements of Comprehensive Loss.
In addition to the sale of stock, the Company also agreed to provide support services and certain sub-contract services to HVMC and Belgium following the date of closing in order to assist in the transition. Certain information technology assets and employees were transitioned to another Company affiliate concurrently with the sale.
Discounted Sale of Class A Common Stock
On December 31, 2012, we entered into Stock Purchase Agreements with each of Dagoberto Quintana and Patrick Tolbert. Pursuant to the Stock Purchase Agreements, Messrs. Quintana and Tolbert purchased 1,000,000 and 296,359 shares of our Class A Common Stock, respectively, for a purchase price of $0.175 per share, a discount to the fair market value of $0.38 per share, resulting in $480 in Additional paid-in capital in the accompanying Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2012.
NAFS Third Party Collections Business
On August 31, 2011, our wholly owned subsidiary, NAFS, now known as NA Liquidating Company, Inc., executed a Membership Interest Purchase Agreement with David Garner, our former Chief Executive Officer and Non-Executive Chairman of the Company’s Board of Directors, and current Board member. Pursuant to the agreement, Mr. Garner agreed to purchase directly or indirectly through an affiliate certain assets and obligations comprising NAFS Business. To facilitate this transaction, NAFS agreed to transfer the assets and obligations of the NAFS Business to a newly formed limited liability company, NAFS Buffalo. The effective date of the transaction was August 1, 2011, although the transfer of the NAFS Buffalo membership interest to Mr. Garner and the transfer of certain client obligations to Emory, an affiliate of Mr. Garner, were not formally completed until November 30, 2011.
The purchase price for the NAFS Business was $1,246, of which $623 was paid at closing on August 31, 2011, with the remainder of $623 to be paid in equal monthly installments over a thirty-six month period commencing March 2012. The purchase price was subject to adjustment should Mr. Garner sell NAFS Buffalo during the two-year period subsequent to August 1, 2011.
Subsequent to the effective date, Mr. Garner retained all profits, interests and obligations relating to the operations of the NAFS Business. To that end, Mr. Garner agreed to indemnify the Company for certain losses incurred by the NAFS Business determined on a pro forma basis during the transition period commencing August 1, 2011 and ending on November 30, 2011. On January 31, 2012, Mr. Garner paid the Company $363 toward settlement of certain transition period losses, which is an adjustment to the purchase price reflected in the Consolidated Financial Statements.
In addition, commencing August 31, 2011 and ending January 30, 2014, we provided certain outsourced information technology services to NAFS Buffalo and Emory. These services were provided to NAFS Buffalo and Emory to support continuing information technology requirements, and amounted to $176 for 2013 and $161 for 2012. The parties also entered an additional agreement pursuant to which NAFS Buffalo and/or its affiliates would continue to service one of our clients. On February 13, 2013, we entered into an agreement with Mr. Garner and Emory pursuant to which we deferred payment of certain information technology service fees charged to Emory from February 1, 2012 through January 31, 2013 and amended such service agreements to reduce certain 2013 fees and provide for their ultimate termination. The deferred payment obligation was embodied in a Promissory Note (the "Original Emory Note") in the amount of $188 bearing interest at the prime rate and was guaranteed on a nonrecourse basis by Mr. Garner through a stock pledge agreement which provides that the guaranty may only be collected out of the proceeds of a sale of Mr. Garner's shares of Company stock.
On January 30, 2014, we entered into a new agreement with Mr. Garner and Emory pursuant to which we agreed to defer payment of additional past due and all future purchase price payments owed to the Company by Emory and Mr. Garner related to the 2011 purchase of the NAFS Business. The Company also agreed to defer payment on certain information technology service charges owed by Emory to the Company for services provided to Emory. These deferred payment amounts were added to the principal and accrued interest owed under the Original Emory Note, and the Original Emory Note was amended and restated in the principal amount of $813 (the “Amended and Restated Emory Note”). The Amended and Restated Emory Note bears interest at the prime rate and is guaranteed by Mr. Garner on a recourse basis. Mr. Garner’s guarantee is secured by a security interest in all of Mr. Garner’s preferred and common stock in the Company granted pursuant to a stock pledge agreement.
The NAFS Business was considered a VIE of which we were not determined to be the primary beneficiary during the transition period but ceased to be a VIE as of November 30, 2011.
The NAFS Business was deconsolidated effective August 1, 2011, resulting in a gain on disposal amounting to $846. This amount is reflected in Other expense, net in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2011. The note receivable from Mr. Garner and Emory of $813 at December 31, 2013 is recorded in Other noncurrent assets in the accompanying Consolidated Balance Sheet. The current portion of the purchase price receivable of $312 at December 31, 2012 and the adjustment to the purchase price of $363 are recorded in Prepaids and other current assets. The long-term portion of the purchase price receivable of $242 at December 31, 2012 is recorded in Other noncurrent assets.
David Garner Employment Agreements
Mr. Garner served as Chairman of the Board in a non-executive role. We entered into an agreement with Mr. Garner on February 13, 2013 continuing his service as the Non-Executive Board Chairman with annual service fees of $65 for service and $60 for meetings (both payable quarterly 50% in cash and 50% in shares of Class A common stock) and a $75 annual fee for serving as the Non-Executive Chairman, also paid quarterly. The agreement also entitled Mr. Garner continued participation in all medical, dental and welfare benefit plans available to our senior executives. The agreement was terminable by us at any time.
On October 28, 2013, Mr. Garner resigned as the Company’s Non-Executive Chairman of the Board. Mr. Garner will continue to serve as a member of the Board of Directors of the Company. In connection with Mr. Garner’s resignation, on October 28, 2013, the Company entered into a new director agreement with Mr. Garner, providing that for service as a director on the Board, Mr. Garner will receive annual director compensation of $125, payable $63 in cash and the remainder in shares of Class A common stock issued at the then fair market value. In addition, Mr. Garner will also be reimbursed for his business expenses related to his attendance at Company meetings, including room, meals and transportation to and from Board meetings.
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
Subsidiary exchangeable preferred shares
As of December 31, 2013, there were 1.71 million exchangeable preferred shares of one of our subsidiaries issued to the three stockholders of 1293220 Ontario Inc. under the terms of an agreement between Customerone Holding Corporation (now SITEL Worldwide) and 1293220 Ontario Inc., dated December 17, 1998. The exchangeable preferred shares have no voting rights or other rights of redemption but are exchangeable for SITEL Worldwide class A voting shares, plus any dividends declared thereon at any time. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
(in thousands of U.S. dollars)
Fees for professional services provided by our independent accountants in each of the last two fiscal years, in each of the following categories are:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Audit fees	$3,754	$4,070
Audit-related fees	—	—
Tax fees	239	200
Other Fees	45	218
Total	$4,038	$4,488
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

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholder's Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(b) Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SITEL Worldwide Corporation

Date:	February 19, 2014	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director (Duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SITEL Worldwide Corporation

Date:	February 19, 2014	By:	/s/ Dagoberto Quintana
			Name:	Dagoberto Quintana
			Title:	Chairman, President, Chief Executive Officer and Director

Date:	February 19, 2014	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director

Date:	February 19, 2014	By:	/s/ Ryan Wagers
			Name:	Ryan Wagers
			Title:	Chief Accounting Officer

Date:	February 19, 2014	By:	/s/ Seth Mersky
			Name:	Seth Mersky
			Title:	Director

Date:	February 19, 2014	By:	/s/ David Garner
			Name:	David Garner
			Title:	Director

Date:	February 19, 2014	By:	/s/ Tate Abols
			Name:	Tate Abols
			Title:	Director

Date:	February 19, 2014	By:	/s/ Robert Mahoney
			Name:	Robert Mahoney
			Title:	Director

Date:	February 19, 2014	By:	/s/ Keith Powell
			Name:	Keith Powell
			Title:	Director

Date:	February 19, 2014	By:	/s/ Peter Shea
			Name:	Peter Shea
			Title:	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
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
10.1.7
SIXTH AMENDMENT, DATED FEBRUARY 18, 2014, TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT
		X
10.1.6	FIFTH AMENDMENT, DATED APRIL 5, 2012, TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT		8-K	10.1	333-172952	4/9/2012
10.1.5	FOURTH AMENDMENT, DATED MAY 12, 2011, TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT		8-K	10.1	333-172952	5/18/2011
10.1.4	THIRD AMENDMENT, DATED FEBRUARY 18, 2010, CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION		S-4	10.1.4	333-172952	3/18/2011

10.1.3	SECOND AMENDMENT, DATED APRIL 21, 2009, CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.3	333-172952	3/18/2011
10.1.2	FIRST AMENDMENT, DATED DECEMBER 9, 2008, CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.2	333-172952	3/18/2011
10.1.1	CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.1	333-172952	3/18/2011
10.2.8	SEVENTH AMENDMENT, DATED AS OF SEPTEMBER 18, 2010, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.8	333-172952	3/18/2011
10.2.7	SIXTH AMENDMENT, DATED AS OF SEPTEMBER 14, 2007, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.7	333-172952	3/18/2011
10.2.6	FIFTH AMENDMENT, DATED AS OF JANUARY 29, 2007, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.6	333-172952	3/18/2011
10.2.5	FOURTH AMENDMENT, DATED AS OF JULY 9, 2004, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.5	333-172952	3/18/2011
10.2.4	THIRD AMENDMENT, DATED AS OF OCTOBER 23, 2003, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.4	333-172952	3/18/2011

10.2.3	SECOND AMENDMENT, DATED AS OF DECEMBER 12, 2001, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.3	333-172952	3/18/2011
10.2.2	FIRST AMENDMENT, DATED AS OF FEBRUARY 28, 2002, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.2	333-172952	3/18/2011
10.2.1	AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.1	333-172952	3/18/2011
10.3.3	EXTENSION AGREEMENT, DATED AS OF JUNE 13, 2012, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, GOLDMAN SACHS LENDING PARTNERS LLC, AS AN EXTENDED U.S. REVOLVING LENDER, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	6/14/2012
10.3.2	EXTENSION AGREEMENT, DATED AS OF APRIL 26, 2012, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.S. REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	4/30/2012
10.3.1	EXTENSION AGREEMENT, DATED AS OF JUNE 7, 2011, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.S. REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	6/10/2011
10.4.1	EXTENSION AGREEMENT, DATED AS OF JUNE 8, 2011, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.S. TERM LOAN LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.3	333-172952	6/10/2011

10.5.1	EXTENSION AGREEMENT, DATED AS OF APRIL 26, 2012, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE CANADIAN REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.2	333-172952	4/30/2012
10.6.1	EXTENSION AGREEMENT, DATED AS OF JUNE 7, 2011, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.K. REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.2	333-172952	6/10/2011
10.7.1	FIRST AMENDMENT TO THE CLASS C STOCKHOLDERS AGREEMENT OF SITEL WORLDWIDE CORPORATION, DATED AS OF OCTOBER 5, 2012, BY AND AMONG SITEL WORLDWIDE CORPORATION AND JANA PIRANHA MASTER FUND, LTD	8-K	10.1	333-172952	10/10/2012
10.8.1	CLASS B STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION), ONEX HOLDING PROPERTY MANAGEMENT LTD., ONEX CORPORATION AND ONTARIO MUNICIPAL EMPLOYEES RETIREMENT BOARD	S-4	10.3	333-172952	3/18/2011
10.9.1	CLASS C STOCKHOLDERS AGREEMENT, DATED AS OF APRIL 30, 2007, BY AND BETWEEN SITEL WORLDWIDE CORPORATION AND JANA PIRANHA MASTER FUND, LTD	S-4	10.4	333-172952	3/18/2011
10.10.1	FORM OF RESTRICTED STOCK UNIT PLAN AND AGREEMENT OF SITEL WORLDWIDE CORPORATION	S-4	10.14	333-172952	3/18/2011
10.11.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT OF SITEL WORLDWIDE CORPORATION	S-4	10.15	333-172952	3/18/2011
10.12.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT MODIFIED AND USED FOR DAVID GARNER AND DAVID BECKMAN	S-4	10.16	333-172952	3/18/2011
10.13.1	AGREEMENT, DATED AS OF JANUARY 30, 2014, BY AND AMONG SITEL OPERATING CORPORATION, EMORY ENTERPRISES, LLC AND DAVID GARNER	8-K	10.1	333-172952	2/4/2014
10.13.2	AMENDED AND RESTATED PROMISSORY NOTE DATED JANUARY 30, 2014, MADE BY EMORY ENTERPRISES, LLC AND GUARANTEED BY DAVID GARNER	8-K	10.2	333-172952	2/4/2014
10.13.3	AMENDED AND RESTATED STOCK PLEDGE AGREEMENT DATED AS OF JANUARY 30, 2014, BY AND BETWEEN SITEL OPERATING CORPORATION, NA LIQUIDATING COMPANY, INC. AND DAVID GARNER	8-K	10.3	333-172952	2/4/2014
10.13.4	AGREEMENT DATED FEBRUARY 13, 2013, BY AND AMONG SITEL OPERATING CORPORATION, DAVE GARNER, NA LIQUIDATING COMPANY, INC. AND EMORY ENTERPRISES,LLCDATED FEBRUARY 13, 2013	10-K	10.13	333-172952	2/20/2013

10.14.2	DIRECTOR AGREEMENT, DATED AS OF OCTOBER 28, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND DAVID GARNER		8-K	10.1	333-172952	11/1/2013
10.14.1	BOARD AGREEMENT BETWEEN DAVID GARNER AND SITEL WORLDWIDE CORPORATION, DATED FEBRUARY 13, 2013		10-K	10.16	333-172952	2/20/2013
10.15.2	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN DAGOBERTO QUINTANA AND SITEL OPERATING CORPORATION		10-K	10.17	333-172952	2/20/2013
10.15.1	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, DATED FEBRUARY 16, 2012, BY AND BETWEEN DAGOBERTO QUINTANA AND SITEL OPERATING CORPORATION		10-K	10.48	333-172952	2/22/2012
10.16.2	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN PATRICK TOLBERT AND SITEL OPERATING CORPORATION		10-K	10.18	333-172952	2/20/2013
10.16.1	AMENDMENT TO MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 16, 2012, BY AND BETWEEN PATRICK TOLBERT AND SITEL OPERATING CORPORATION		10-K	10.49	333-172952	2/22/2012
10.17.2	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN DONALD BERRYMAN AND SITEL OPERATING CORPORATION		10-K	10.19	333-172952	2/20/2013
10.17.1	AMENDED AND RESTATED EMPLOYMENT AGREEMENT, EFFECTIVE JANUARY 1, 2012, BETWEEN DONALD BERRYMAN AND SITEL OPERATING CORPORATION		10-K	10.35	333-172952	2/22/2012
10.18.2	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, DATED AS OF NOVEMBER 1, 2013, BETWEEN SITEL OPERATING CORPORATION AND DAVID L. BECKMAN, JR.		8-K	10.2	333-172952	11/1/2013
10.18.1	EMPLOYMENT AGREEMENT, DATED AS OF APRIL 23, 2007, AS AMENDED DECEMBER 15, 2008, BY AND BETWEEN DAVID BECKMAN AND SITEL WORLDWIDE CORPORATION		S-4	10.9	333-172952	3/18/2011
10.19.1	ORDINARY LABOUR PERMANENT TERM CONTRACT FOR PEDRO LOZANO, DATED MAY 3, 2001		10-K	10.21	333-172952	2/20/2013
10.19.2	LOZANO AGREEMENT ANNEX I - BETWEEN PEDRO LOZANO AND SITEL IBERICA TELESERVICIOS, S.A.		10-K	10.21.1	333-172952	2/20/2013
10.19.3	LOZANO AGREEMENT ANNEX II - BETWEEN PEDRO LOZANO AND SITEL IBERICA TELESERVICIOS, S.A.		10-K	10.21.2	333-172952	2/20/2013
10.20.1	MANAGEMENT EMPLOYMENT AGREEMENT, DATED AS OF SEPTEMBER 19, 2013, BETWEEN SITEL OPERATING CORPORATION AND ELSA ZAMBRANO	X
10.21.2	AMENDMENT NUMBER 1 TO AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE SEPTEMBER 1, 2013 BY AND BETWEEN SEAN ERICKSON AND SITEL OPERATING CORPORATION	X
10.21.1	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE JANUARY 25, 2013, BY AND BETWEEN SEAN ERICKSON AND SITEL OPERATING CORPORATION	X

10.22.1	EMPLOYMENT AGREEMENT BY AND BETWEEN SITEL NEW ZEALAND LIMITED AND STEVE BARKER DATED FEBRUARY 20, 2012		10-K	10.42	333-172952	2/22/2012
10.23.1	BOARD OF DIRECTORS AGREEMENT, DATED AS OF JUNE 5, 2007, AS AMENDED OCTOBER 25, 2010, AS AMENDED MARCH 7, 2011, BY AND BETWEEN PATRICK TOLBERT AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.10	333-172952	3/18/2011
10.24.1	BOARD OF DIRECTORS AGREEMENT, DATED AS OF MARCH 12, 2007, BETWEEN MARTIN FROST AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.11	333-172952	3/18/2011
10.25.1	BOARD OF DIRECTORS AGREEMENT, DATED AS OF OCTOBER 24, 2007, AS AMENDED NOVEMBER 3, 2010, BY AND BETWEEN ROBERT MAHONEY AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.12	333-172952	3/18/2011
10.26.1	BOARD OF DIRECTORS AGREEMENT, DATED AS OF JUNE 5, 2007, BY AND BETWEEN KEITH POWELL AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.13	333-172952	3/18/2011
10.27.1	DIRECTOR AGREEMENT DATED OCTOBER 31, 2011 - MR. PETER SHEA		8-K	10.1	333-172952	11/4/2011
10.28.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — QUINTANA		10-K	10.27	333-172952	2/20/2013
10.29.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — BECKMAN		10-K	10.28	333-172952	2/20/2013
10.30.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — BERRYMAN		10-K	10.29	333-172952	2/20/2013
10.31.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — TOLBERT		10-K	10.30	333-172952	2/20/2013
10.32.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — LOZANO		10-K	10.31	333-172952	2/20/2013
10.33.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — ERICKSON	X
10.34.1	FORM 2014 MANAGMENT INCENTIVE PLAN FOR EXECUTIVE OFFICERS	X
10.35.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — BARKER	X
10.36.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND DAGOBERTO QUINTANA		10-K	10.32	333-172952	2/20/2013
10.37.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND PATRICK TOLBERT		10-K	10.33	333-172952	2/20/2013
10.38.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND DONALD BERRYMAN		10-K	10.34	333-172952	2/20/2013
10.39.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND PEDRO LOZANO		10-K	10.35	333-172952	2/20/2013

10.40.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF NOVEMBER 1, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND DAVID L. BECKMAN, JR.		8-K	10.3	333-172952	11/1/2013
10.41.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND STEVE BARKER	X
10.42.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND SEAN ERICKSON	X
12.1	COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES	X
21.1	SUBSIDIARIES OF SITEL WORLDWIDE CORPORATION	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X