Form 10-Q
period 2014-03-31
SITEL Worldwide Corp
filed 2014-05-08
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 900
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	April 30, 2014
Class A, $0.01 par value	39,261,291
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$10,505	$7,366
Accounts receivable (net of allowance for doubtful accounts of $1,989 and $2,081, respectively)	257,352	242,472
Prepaids and other current assets	61,695	53,832
Total current assets	329,552	303,670
Property and equipment, net	89,417	89,662
Goodwill	117,707	117,709
Other intangible assets, net	36,024	36,547
Deferred income taxes	30,792	35,975
Other noncurrent assets	36,345	36,658
Total assets	$639,837	$620,221
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$26,496	$20,161
Accrued payroll and benefits	79,652	76,646
Accrued liabilities and other	90,304	85,235
Income taxes payable	7,913	7,510
Current portion of capital lease obligations	1,988	2,005
Total current liabilities	206,353	191,557
Long-term debt	759,047	734,614
Capital lease obligations	2,730	3,125
Deferred income taxes	3,817	3,828
Other noncurrent liabilities	45,639	51,202
Total liabilities	1,017,586	984,326

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	March 31, 2014	December 31, 2013
Commitments and contingencies (see Note 10)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at March 31, 2014 and December 31, 2013	68,884	66,982
Series C, $0.01 par value; 28,881 shares issued and outstanding at March 31, 2014 and December 31, 2013	61,619	59,056
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at March 31, 2014 and December 31, 2013	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 41,516,750 shares (including 8,975,858 restricted shares) and 40,699,602 shares (including 8,268,358 restricted shares) issued at March 31, 2014 and December 31, 2013, respectively; 39,051,643 shares and 38,234,495 shares outstanding at March 31, 2014 and December 31, 2013, respectively	326	325
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at March 31, 2014 and December 31, 2013	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at March 31, 2014 and December 31, 2013	68	68
Additional paid-in capital	353,111	357,518
Accumulated deficit	(807,206)	(788,390)
Accumulated other comprehensive loss	(48,851)	(53,964)
Treasury shares, at cost	(9,247)	(9,247)
Total stockholders’ deficit	(508,252)	(490,143)
Total liabilities and stockholders’ deficit	$639,837	$620,221
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$350,479	$365,062
Operating expenses
Costs of services*	236,930	238,946
Selling, general, and administrative expenses*	91,930	93,116
Depreciation and amortization of property and equipment	8,412	9,048
Amortization of intangible assets	523	1,617
Restructuring and exit charges	3,272	3,316
(Gain) loss on foreign currency transactions	(410)	1,862
Loss on sale of subsidiary	—	4,558
Impairment and loss (gain) on disposal of assets	113	(239)
Other expense (income), net	21	(23)
Operating income	9,688	12,861
Interest and other financing costs, net	21,566	20,401
Loss before income taxes	(11,878)	(7,540)
Income tax provision	6,938	1,535
Net loss	(18,816)	(9,075)
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	652	1,131
Unrealized gain on derivative valuation, net of tax (benefit) expense of $(3,418) and $598, respectively	4,426	1,425
Reclassification of pension amounts realized in net loss, net of tax of $0	35	(37)
Total other comprehensive income	5,113	2,519
Comprehensive loss	$(13,703)	$(6,556)
* Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

-- Schedule 1 --

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2013	40,699,602	88,281,647	6,751,263	$325	$882	$68	$357,518	$(788,390)	$(429,597)
Restricted shares granted	710,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(2,500)	—	—	—	—	—	—	—	—
Non-cash stock granted	109,648	—	—	1	—	—	58	—	59
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(4,465)	—	(4,465)
Net loss	—	—	—	—	—	—	—	(18,816)	(18,816)
Balances at March 31, 2014	41,516,750	88,281,647	6,751,263	$326	$882	$68	$353,111	$(807,206)	$(452,819)
-- Schedule 2 --

		Accumulated Other Comprehensive Loss
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/ Other	Unrealized Gain (loss) on Derivatives Valuation	Subsidiary Exchangeable Stock	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2013	$(429,597)	$(40,007)	$(1,632)	$(12,325)	$2,665	9,192,380	$(9,247)	$(490,143)
Non-cash stock granted	59	—	—	—	—	—	—	59
Preferred B and C stock accretion and BCF	(4,465)	—	—	—	—	—	—	(4,465)
Reclassification of pension amounts realized in net loss, net of tax of $0	—	—	35	—	—	—	—	35
Unrealized gain on derivative, net of tax expense (benefit) of $(3,418)	—	—	—	4,426	—	—	—	4,426
Net loss	(18,816)	—	—	—	—	—	—	(18,816)
Foreign currency translation adjustment, net of tax of $0	—	652	—	—	—	—	—	652
Balances at March 31, 2014	$(452,819)	$(39,355)	$(1,597)	$(7,899)	$2,665	9,192,380	$(9,247)	$(508,252)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(18,816)	$(9,075)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	8,935	10,665
Deferred income taxes	6,048	1,221
Non-cash derivative activity	1,491	(1,445)
Amortization of debt issue costs and original issue discount	1,266	1,196
Amortization of deferred training revenue, net of costs	(59)	(1,811)
Loss on sale of subsidiary	—	4,558
Other non-cash items, net	167	43
Change in book overdrafts	(101)	1,458
Changes in operating assets and liabilities, net	(9,737)	8,025
Net cash (used in) provided by operating activities	(10,806)	14,835
Cash flows from investing activities
Purchases of property and equipment	(8,911)	(5,544)
Proceeds from disposition of property and equipment	1,108	268
Net cash used in investing activities	(7,803)	(5,276)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(109,991)	(191,868)
Proceeds from long-term debt	133,395	186,254
Payment of interest rate swap, net	(905)	(848)
Payments of debt issue costs	(719)	(4)
Net cash provided by (used in) financing activities	21,780	(6,466)
Effect of exchange rate on cash and cash equivalents	(32)	(130)
Net change in cash and cash equivalents	3,139	2,963
Cash and cash equivalents:
Beginning of period	7,366	12,245
End of period	$10,505	$15,208
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

1.	Overview and Basis of Presentation
Overview
SITEL Worldwide Corporation, including consolidated subsidiaries ("we", "our", “Sitel", or “the Company”), is a majority-owned subsidiary of Onex Corporation ("Onex") and is one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, interactive voice response ("IVR"), and social media channels. We serve a broad range of industry end–markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, internet service providers, insurance, public sector, and healthcare.
We are organized geographically and have two reporting segments: (1) "Americas," which refers to North America, Latin America, and Asia Pacific; and (2) "EMEA," which refers to Europe, the Middle East, and Africa. Each reporting segment performs substantially the same services for clients.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows for each period shown. Certain items have been reclassified from their prior period classifications to conform to the current year presentations. These reclassifications had no effect on net income or stockholders' equity as previously reported. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The December 31, 2013 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 19, 2014. The Company’s interim Condensed Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Recent Accounting Pronouncements
In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) ", which applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance did not have a material effect on our financial statements and related disclosures.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)", which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in ASU 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Adoption of ASU 2013-11 during the first quarter of 2014 resulted in a decrease in both Deferred tax assets and Other noncurrent liabilities of $2,786.
There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.
Out of Period Adjustments
During the three months ended March 31, 2014, we identified prior period accounting errors related to an understated accrued liability and the overstatement of certain deposits. The errors were not material to prior years' financial statements and are not expected to be material to the 2014 results. Therefore, we recorded the error corrections in the same quarters they were identified, which increased Loss before income taxes and Net loss by approximately $961 and $625 respectively for the three months ended March 31, 2014.

2.	Property and Equipment
The composition of Property and equipment is as follows:

	March 31, 2014	December 31, 2013
Land	$3,554	$3,554
Buildings and improvements	26,288	26,219
Leasehold improvements	66,806	64,506
Computer software	47,246	46,850
Equipment	173,542	171,259
Furniture and fixtures	31,078	29,834
Total original cost	348,514	342,222
Less: Accumulated depreciation	(268,955)	(261,635)
Net, excluding construction in progress	79,559	80,587
Construction in progress	9,858	9,075
Property and equipment, net	$89,417	$89,662
Depreciation expense was $8,412 for the three months ended March 31, 2014, compared to $9,048 for the same period in 2013.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

3.	Goodwill and Other Intangible Assets
The carrying amount of Goodwill decreased $2 during the three months ended March 31, 2014, due to foreign currency translation.
The following table presents our Other intangible assets as of March 31, 2014:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(89,686)	$—
Trademark and trade name (indefinite lived)	40,200	(4,176)	36,024
	$129,886	$(93,862)	$36,024
The following table presents our Other intangible assets as of December 31, 2013:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Net Intangibles
Customer relationships	$89,686	$(89,163)	$523
Trademark and trade name (indefinite lived)	40,200	(4,176)	36,024
	$129,886	$(93,339)	$36,547
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $523 for the three months ended March 31, 2014. Amortization expense for the same period of 2013 was $1,617. We do not expect additional amortization expense to be recognized during the remainder of the year ended December 31, 2014.

4.	Restructuring and Exit Activities
From time to time we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Restructuring expense during the three months ended March 31, 2014 for activities initiated in 2014 was $2,383, of which $1,396 related to severance costs and $987 related to facility exit costs. For these activities, the remaining severance-related accrual of $10 is expected to be paid during the remainder of 2014 and the remaining facility exit costs accrual of $739 is expected to be paid during the remainder of 2014 through the year 2017 as the related leases expire.
Restructuring expense during the three months ended March 31, 2014 for activities initiated prior to 2014 was $889, of which $623 related to severance costs and $266 related to facility exit costs. For these activities, the remaining severance-related accrual of $1,253 is expected to be paid by the end of 2014, and the remaining accrual for facility exit costs of $2,508 is expected to be paid during the remainder of 2014 through the year 2017 as the related leases expire. Total expected expenses during the remainder of 2014 relating to all restructuring activities are $1,026.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activities initiated in 2014 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2013	$—	$—	$—
Costs accrued (offset was to expense)	1,396	987	2,383
Cash payments	(1,386)	(248)	(1,634)
Foreign exchange and other	—	—	—
March 31, 2014	$10	$739	$749
Current portion of restructuring included in Accrued liabilities and other	$10	$739	$749

Activity not reflected within the restructuring liability:
Costs expensed	$—	$—	$—
Cash payments	$—	$—	$—
Restructuring expense during the three months ended March 31, 2014 for activities initiated in 2014 was $1,926 for EMEA and $457 for the Americas, respectively.
The liability for restructuring activities initiated in 2013 and prior years consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2013	$1,382	$2,831	$4,213
Costs accrued (offset was to expense)	623	266	889
Cash payments	(711)	(617)	(1,328)
Foreign exchange and other	(41)	28	(13)
March 31, 2014	$1,253	$2,508	$3,761
Current portion of restructuring included in Accrued liabilities and other	$1,253	$994	$2,247
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$1,514	$1,514

Activity not reflected within the restructuring liability:
Costs expensed	$—	$—	$—
Cash payments	$(10)	$—	$(10)
Restructuring expense during the three months ended March 31, 2014 for activities initiated in 2013 and prior years was $455 for EMEA and $434 for the Americas. As of March 31, 2014, cumulative restructuring costs related to such activities are $13,351, of which $7,075 relates to EMEA and $6,276 relates to the Americas.
In January 2007, we approved a plan (“Plan”) to restructure certain operations during 2007 related to the acquisition of Legacy SITEL (which refers to SITEL Corporation, a Minnesota corporation, prior to its acquisition by SITEL Worldwide on January 30, 2007). The Plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. Restructuring expense during the three months ended March 31, 2014 related to the Plan was $0. Cash payments during the three months ended March 31, 2014 related to the Plan were $34. The remaining accrual for all restructuring and exit activities related to the Plan was $179 and $315 at March 31, 2014 and December 31, 2013, respectively, and is recorded in Accrued liabilities and other.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

5.	Long-Term Debt
The composition of Long-term debt is as follows:

	March 31, 2014	December 31, 2013
Senior Notes	$295,299	$295,073
Senior Secured Notes	194,382	194,045
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	34,400	18,000
Canadian revolver	7,330	—
Term Loans:
U.S. dollar term loan	177,974	177,973
Euro term loan	30,311	30,191
British pound sterling term loan	19,351	19,332
Total debt	759,047	734,614
Less: Debt maturing within one year	—	—
Total long-term debt	$759,047	$734,614
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
The Revolvers mature on January 30, 2016. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%. At March 31, 2014 and December 31, 2013, we had $17,479 and $42,242 available under the Revolvers after utilizing $2,041 and $1,008 for letters of credit outstanding.
Borrowings under the Senior Secured Credit Facility are collateralized by interests granted on a substantial portion of our worldwide assets and are guaranteed by certain subsidiary guarantors.
The Senior Secured Credit Facility also contains customary affirmative and negative covenants such as restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates. Under the Senior Secured Credit Facility, we are required to comply with certain financial covenants on a quarterly and annual basis. During the first quarter of 2014, we executed the sixth amendment to our Senior Secured Credit Facility (the "Sixth Amendment"), which decreased the Minimum Interest Coverage Ratio and increased the maximum permitted Senior Secured Leverage Ratio, effective the first quarter of 2014. We paid debt issuance and other financing costs of $1,492 during the quarter related to the Sixth Amendment, of which $719 were deferred and recorded in Other noncurrent assets to be amortized over the remaining term of the facility.
Future maturities of the Company's outstanding Long-term debt as of March 31, 2014 are summarized as follows:

2014	$—
2015	—
2016	41,730
2017	427,636
2018	300,000
2019 and thereafter	—
Total debt payments	769,366
Less amount representing unamortized debt discount	(10,319)
Total debt balance at March 31, 2014	$759,047

6.	Redeemable Preferred Stock
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
The Series B and C Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of our Board of Directors, accounting guidance requires that we account for this as

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. We have determined that the value is immaterial as of March 31, 2014 and December 31, 2013, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At March 31, 2014 and December 31, 2013, the number of shares of Series C Preferred Stock issued and outstanding was 28,881.
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
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at March 31, 2014 of $61,619 is net of deferred financing costs of $164 and the BCF of $1,694. The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at December 31, 2013 of $59,056 is net of deferred financing costs of $174 and the BCF of $1,793. The Series C Preferred Stock ranks senior to each other class of the Company's stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.
Series B Preferred Stock
On April 3, 2008, we authorized the issuance of 125,000 shares of Series B Preferred Stock. At March 31, 2014 and December 31, 2013, the number of shares of Series B Preferred Stock issued and outstanding was 39,947.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at March 31, 2014 of $68,884 and at December 31, 2013 of $66,982, is net of deferred financing costs of $250 and $265, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

7.	Stock-Based Compensation
The Company’s operating results for the three months ended March 31, 2014 included stock-based compensation expense for issued stock grants of $59, compared to $63 for the same period in 2013. These grants were primarily related to director and executive compensation. A summary of restricted stock and restricted stock unit activity is set forth below:

Restricted Stock Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2013	8,268,358	$7,611
Granted	710,000	405
Vested	—	—
Converted	—	—
Forfeited	(2,500)	(6)
Unvested at March 31, 2014	8,975,858	$8,010

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Restricted Stock Unit Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2013	1,616,500	$3,954
Granted	20,000	11
Vested	—	—
Forfeited	(130,000)	(433)
Unvested at March 31, 2014	1,506,500	$3,532

During the three months ended March 31, 2014, we issued 710,000 shares of Class A Common Stock to various executives pursuant to the terms of a Restricted Stock Grant Plan and Agreement with each executive. The restricted shares will generally be earned based on the attainment of specified goals achieved over a performance period.
As of March 31, 2014, there was approximately $9,035 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize the cost for restricted stock units over a period of three years following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our Restricted Plans. We will recognize the cost for restricted shares either immediately, over a two-year period, or over a three-year period, depending on the terms of the restricted share agreement, commencing upon a change in control, initial public offering, or liquidity event.

8.	Income Taxes
The effective tax rate of (58.4)% for the three months ended March 31, 2014 differs from the effective tax rate of (20.4)% for the same period of 2013, as the Company generated tax expense for the three months ended March 31, 2014 in jurisdictions that were not taxable in the first quarter of 2013 due to valuation allowances in place at that time. We also recognized additional tax expense primarily resulting from changes in the intra-period allocation to continuing operations of $3,418 recorded for the three months ended March 31, 2014 compared to a tax benefit of $598 recorded in the same period of 2013 and a non-cash tax expense of $1,354 related to an audit settlement in a foreign jurisdiction recorded in the three months ended March 31, 2014.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). Through the first quarter of 2014, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $381 against Other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges that are designated as accounting hedges and an offsetting non-cash income tax benefit of $381 in continuing operations. Also during the first quarter of 2014, the 2013 hedge portfolio was fully settled resulting in the reversal of previously recorded tax benefits resulting in non-cash income tax expense of $3,799.
Our gross unrecognized tax benefits (excluding interest and penalties) decreased from $30,717 at December 31, 2013 to $30,059 at March 31, 2014, primarily resulting from audit settlements in certain foreign jurisdictions. There was a cash payment of $320 associated with an audit settlement in a foreign jurisdiction. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $32,465. We believe that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $1,025 as a result of statute expirations or final resolution.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

9.	Employee Benefits and Compensation
We have defined benefit pension plans covering certain employees outside of the United States. These plans are administered by a third party and include limited activity. The components of the net pension liability of $6,036 at March 31, 2014 and $5,988 at December 31, 2013 are included in Other noncurrent liabilities. Net periodic pension cost consisted of the following:

	Three Months Ended March 31,
	2014	2013
Service cost	$171	$166
Interest cost	121	64
Expected return on plan assets	(83)	(75)
Past service costs	37	41
Amortization of actuarial gains and losses	(2)	(78)
Net periodic pension cost	$244	$118
We also sponsor various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans were $368 in the three months ended March 31, 2014. Expenses related to these plans in the same period of 2013 were $219.

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
During 2011, the French tax authorities assessed SITEL France approximately €7,900 (equivalent to approximately $10,920 as of March 31, 2014) for the periods from 2007 to July 2010 for input value added taxes related to its performance of intermediary insurance services for the sale of insurance products on behalf of its insurance clients. During December 2013, the French tax authorities reduced the assessment to approximately €1,247 (equivalent to approximately $1,720 as of March 31, 2014). On January 6, 2014, the Company paid the assessment to perfect its rights in the event litigation is necessary to resolve the matter. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. As of March 31, 2014 and December 31, 2013, no reserve has been recorded in the financial statements.

In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,510 as of March 31, 2014) for a period extending from 2004 to October 2008. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the assessment, which at the time totaled R$7,700 due to increases in interest and penalties. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No reserve has been recorded as of March 31, 2014 and December 31, 2013.

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
Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of March 31, 2014, our forward contracts mature within the next twenty-one months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $3,584 and $3,526 and as Other noncurrent liabilities of $3,279 and $4,061 as of March 31, 2014 and December 31, 2013, respectively.
For the three months ended March 31, 2014, we recorded losses of $905 for settled interest payments, compared to losses of $848 for the three months ended March 31, 2013. Additionally, there was a non-cash mark-to-market valuation increase in the liability of $181 for the three months ended March 31, 2014, compared to a reduction of $37 for the same period in 2013. These amounts are reflected in Interest and other financing costs, net.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$192	$62	Accrued liabilities and other	$4,102	$4,996
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	30	—
Total		$192	$62		$4,132	$4,996
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$3,584	$3,526
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	3,279	4,061
Foreign exchange contracts	Prepaids and other current assets	691	341	Accrued liabilities and other	1,872	3,264
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	9	—
Total		$691	$341		$8,744	$10,851
Total derivatives		$883	$403		$12,876	$15,847
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) or Gain Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Foreign exchange contracts	$(991)	$2,784	COS and SG&A	$(1,999)	$761
Total	$(991)	$2,784		$(1,999)	$761
For the three months ended March 31, 2014 we recorded losses of $1,199, compared to gains of $553 for the same period in 2013 to Cost of services. For the three months ended March 31, 2014, we recorded losses of $800, compared to gains of $208 for the same period in 2013 to Selling, general, and administrative expenses (“SG&A”) for the effective portion of settled hedge contracts. We expect unrealized losses of $4,295 will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and SG&A over the next twelve months. However, this amount and other future reclassifications from AOCL

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2014.
For the three months ended March 31, 2014 we recognized gains on foreign currency transactions related to the ineffective portion of the derivative instruments of $3, compared to a loss of $28 for the same period in 2013.

Derivatives Not Designated as Hedging Instruments	Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized in Income on Derivative
		Three Months Ended March 31,
		2014	2013
Foreign exchange contracts	COS and SG&A	$23	$1,231
Foreign exchange contracts	Foreign currency transactions	238	243
Total		$261	$1,474
For the three months ended March 31, 2014, we recorded gains of $14, compared to gains of $738 for the same period in 2013 to Cost of services for derivatives not designated as hedging contracts. For the three months ended March 31, 2014, we recorded gains of $9, compared to gains of $493 for the same period in 2013 to SG&A for derivatives not designated as hedging contracts.
Current Contracts
At March 31, 2014, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	115,545

12.	Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities. The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $759,047 and $734,614 at March 31, 2014 and December 31, 2013, respectively. The estimated fair value of such debt was $769,000 and $754,000 at March 31, 2014 and December 31, 2013, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The following tables summarize the value of financial instruments by the pricing levels defined above as of March 31, 2014 and December 31, 2013. There were no transfers between pricing levels for the three month period ended March 31, 2014.

	Fair Value Measurements at March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$883	$—	$883	$—
Total	$883	$—	$883	$—
Liabilities
Foreign currency forward contracts	$6,013	$—	$6,013	$—
Interest rate derivative instrument	6,863	—	6,863	—
Total	$12,876	$—	$12,876	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$403	$—	$403	$—
Total	$403	$—	$403	$—
Liabilities
Foreign currency forward contracts	$8,260	$—	$8,260	$—
Interest rate derivative instrument	7,587	—	7,587	—
Total	$15,847	$—	$15,847	$—
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
No impairment charges related to Goodwill and Other intangible assets were recorded during the three months ended March 31, 2014 and 2013.
Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. No impairment charges related to long-lived assets were recorded during the three months ended March 31, 2014 and 2013.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

13.	Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Three Months Ended March 31, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(12,325)	$(1,632)	$(40,007)	$(53,964)
Other comprehensive (loss) income before reclassifications, net of tax of $381	(1,372)	—	652	(720)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $3,799	5,798	35	—	5,833
Net current-period other comprehensive income	4,426	35	652	5,113
Ending balance	$(7,899)	$(1,597)	$(39,355)	$(48,851)

	For the Three Months Ended March 31, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(5,428)	$(84)	$(27,888)	$(33,400)
Other comprehensive income (loss) before reclassifications, net of tax of $598	2,186	—	1,131	3,317
Amounts reclassified from accumulated other comprehensive loss (b)	(761)	(37)	—	(798)
Net current-period other comprehensive income (loss)	1,425	(37)	1,131	2,519
Ending balance	$(4,003)	$(121)	$(26,757)	$(30,881)

(a)	Amounts are net-of-tax. Amounts in parentheses indicate debits to Accumulated other comprehensive loss.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

For the Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(1,199)	COS
	(800)	SG&A
	(1,999)	Total before tax
	(3,799)	Tax (expense) or benefit
	(5,798)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(37)	SG&A
Actuarial gains	2	SG&A
	(35)	Total before tax
	—	Tax (expense) or benefit
	$(35)	Net of tax

Total reclassifications for the period	$(5,833)	Net of tax

For the Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$553	COS
	208	SG&A
	761	Total before tax
	—	Tax (expense) or benefit
	761	Net of Tax

Amortization of defined benefit pension items
Prior service costs	$(41)	SG&A
Actuarial gains	78	SG&A
	37	Total before tax
	—	Tax (expense) or benefit
	$37	Net of Tax

Total reclassifications for the period	$798	Net of Tax

(a)	Amounts in parentheses indicate debits to profit/loss.

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
A portion of the purchase price for the NAFS Business was paid at closing on August 31, 2011, with the remainder to be paid in equal monthly installments over a thirty-six month period commencing March 2012. The NAFS Business was deconsolidated effective August 1, 2011. In addition, commencing August 31, 2011 and ending January 30, 2014, we provided certain outsourced information technology services to NAFS Buffalo and Emory. These services were provided to NAFS Buffalo and Emory to support continuing information technology requirements. The parties also entered an additional service agreement in August 2011 pursuant to which NAFS Buffalo and/or is affiliates agreed to continue to service one of the Company’s clients.
On February 13, 2013, we entered into an agreement with Mr. Garner and Emory pursuant to which we deferred payment of certain information technology service fees charged from February 1, 2012 through January 31, 2013 and amended such service agreements to reduce certain 2013 fees and provide for their ultimate termination. On January 30, 2014, we entered into a new agreement to defer payment of additional past due amounts of $46 and the remaining purchase price receivable of $398 owed to the Company by Emory and Mr. Garner related to the 2011 purchase of the NAFS Business. The Company also agreed to defer payment of the information technology service fees of $176 charged during 2013. These deferred payment amounts were added to the principal and accrued interest owed under the original note, which amounted to $193 as of December 31, 2013. The original note was amended and restated in the principal amount of $813 and is recorded in Other noncurrent assets at March 31, 2014 and December 31, 2013. The note is guaranteed by Mr. Garner on a recourse basis, and is due December 15, 2017. Mr. Garner’s guarantee is secured by a security interest in all of Mr. Garner’s preferred and common stock in the Company granted pursuant to a stock pledge agreement.

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

We have modified previously reported SG&A to exclude certain foreign exchange transactions that are no longer presented at the segment level in our internal management reporting that is provided to and used by the CODM.
Information about the Company’s reportable segments is as follows:

	Three Months Ended March 31,
	2014	2013
Americas
Revenues	$210,827	$222,484
Gross margin	76,152	85,175
SG&A	48,056	50,019
Segment operating results	$28,096	$35,156
GM%	36.1%	38.3%
SG&A%	22.8%	22.5%
Op Results%	13.3%	15.8%

	Three Months Ended March 31,
	2014	2013
EMEA
Revenues	$139,630	$142,582
Gross margin	37,024	40,241
SG&A	31,321	30,425
Segment operating results	$5,703	$9,816
GM%	26.5%	28.2%
SG&A%	22.4%	21.3%
Op Results%	4.1%	6.9%

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	Three Months Ended March 31,
	2014	2013
Segment operating results:
Americas	$28,096	$35,156
EMEA	5,703	9,816
Total	33,799	44,972

Corporate and other(1)	12,180	11,972
Depreciation and amortization	8,935	10,665
Restructuring and exit charges	3,272	3,316
Loss on sale of subsidiary	—	4,558
Other operating (income) expense(2)	(276)	1,600
Operating income	9,688	12,861
Interest and other financing costs, net	21,566	20,401
Loss before income taxes	$(11,878)	$(7,540)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Condensed Consolidated Statements of Comprehensive Loss for (Gain) loss on foreign currency transactions, Impairment and loss (gain) on disposal of assets, and Other expense (income), net.

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
March 31, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$4,768	$—	$5,737	$—	$10,505
Accounts receivable (net of allowance for doubtful accounts)	—	—	114,913	142,439	—	257,352
Prepaids and other current assets	232,416	780	185,467	329,623	(686,591)	61,695
Total current assets	232,416	5,548	300,380	477,799	(686,591)	329,552
Property and equipment, net	123	—	36,872	52,422	—	89,417
Goodwill	—	—	16,690	101,017	—	117,707
Other intangible assets, net	—	—	16,104	19,920	—	36,024
Deferred income taxes	—	—	4,558	26,234	—	30,792
Investments in affiliates	(473,809)	498,957	190,998	—	(216,146)	—
Other noncurrent assets	2,975	87,185	47,678	24,180	(125,673)	36,345
Total assets	$(238,295)	$591,690	$613,280	$701,572	$(1,028,410)	$639,837
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$136	$—	$6,440	$19,920	$—	$26,496
Accrued payroll and benefits	8	—	16,379	63,265	—	79,652
Accrued liabilities and other	138,977	375,610	73,410	188,898	(686,591)	90,304
Income taxes payable	333	21	354	7,205	—	7,913
Current portion of capital lease obligations	—	—	1,697	291	—	1,988
Total current liabilities	139,454	375,631	98,280	279,579	(686,591)	206,353
Long-term debt	—	702,054	—	56,993	—	759,047
Capital lease obligations	—	—	2,680	50	—	2,730
Deferred income taxes	—	—	3,817	—	—	3,817
Other noncurrent liabilities	—	3,279	9,546	158,487	(125,673)	45,639
Total liabilities	139,454	1,080,964	114,323	495,109	(812,264)	1,017,586
Series B PIK preferred stock	68,884	—	—	—	—	68,884
Series C PIK preferred stock, net of beneficial conversion feature	61,619	—	—	—	—	61,619
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,276	—	536	168,965	(169,501)	1,276
Additional paid-in capital	353,111	105,786	668,880	309,794	(1,084,460)	353,111
Accumulated deficit	(807,206)	(545,461)	(120,860)	(276,089)	942,410	(807,206)
Accumulated other comprehensive (loss) income, net of tax	(48,851)	(49,599)	(49,599)	3,793	95,405	(48,851)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' (deficit) equity	(508,252)	(489,274)	498,957	206,463	(216,146)	(508,252)
Total liabilities and stockholders' (deficit) equity	$(238,295)	$591,690	$613,280	$701,572	$(1,028,410)	$639,837

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
December 31, 2013
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
Liabilities and Stockholders' (Deficit) Equity
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
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended March 31, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$108,958	$241,521	$—	$350,479
Operating expenses
Costs of services*	—	—	70,335	166,595	—	236,930
Selling, general, and administrative expenses*	8,326	38	23,823	59,743	—	91,930
Depreciation and amortization of property and equipment	87	—	2,969	5,356	—	8,412
Amortization of intangible assets	—	—	—	523	—	523
Restructuring and exit charges	—	—	185	3,087	—	3,272
Loss (gain) on foreign currency transactions	100	100	(1,464)	854	—	(410)
Other, net	—	—	102	32	—	134
Operating (loss) income	(8,513)	(138)	13,008	5,331	—	9,688
Interest and other financing costs, net	—	19,428	1,358	780	—	21,566
Equity in earnings of subsidiaries	8,215	(10,856)	(2,735)	—	5,376	—
(Loss) income before income taxes	(16,728)	(8,710)	14,385	4,551	(5,376)	(11,878)
Income tax provision	2,088	—	3,529	1,321	—	6,938
Net (loss) income	(18,816)	(8,710)	10,856	3,230	(5,376)	(18,816)
Other comprehensive income
Foreign currency translation adjustments, net of tax of $0	652	1,478	1,478	658	(3,614)	652
Unrealized gain on derivative valuation, net of tax of $(3,418)	4,426	4,423	4,423	191	(9,037)	4,426
Reclassification of pension amounts realized in net (loss) income, net of tax of $0	35	35	35	35	(105)	35
Comprehensive (loss) income	$(13,703)	$(2,774)	$16,792	$4,114	$(18,132)	$(13,703)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended March 31, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$100,054	$265,008	$—	$365,062
Operating expenses
Costs of services*	—	—	59,287	179,659	—	238,946
Selling, general, and administrative expenses*	8,945	38	21,372	62,761	—	93,116
Depreciation and amortization of property and equipment	107	—	2,795	6,146	—	9,048
Amortization of intangible assets	—	—	—	1,617	—	1,617
Restructuring and exit charges	—	—	418	2,898	—	3,316
(Gain) loss on foreign currency transactions	(80)	50	2,126	(234)	—	1,862
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other, net	63	—	—	(325)	—	(262)
Operating (loss) income	(9,035)	(88)	14,056	7,928	—	12,861
Interest and other financing costs, net	5	18,554	762	1,080	—	20,401
Equity in earnings of subsidiaries	(69)	(18,209)	(4,707)	—	22,985	—
(Loss) income before income taxes	(8,971)	(433)	18,001	6,848	(22,985)	(7,540)
Income tax provision (benefit)	104	—	(208)	1,639	—	1,535
Net (loss) income	(9,075)	(433)	18,209	5,209	(22,985)	(9,075)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	1,131	1,594	1,594	1,705	(4,893)	1,131
Unrealized gain on derivative valuation, net of tax of $598	1,425	1,425	1,425	1,351	(4,201)	1,425
Reclassification of pension amounts realized in net (loss) income, net of tax of $0	(37)	(37)	(37)	(37)	111	(37)
Comprehensive (loss) income	$(6,556)	$2,549	$21,191	$8,228	$(31,968)	$(6,556)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(18,816)	$(8,710)	$10,856	$3,230	$(5,376)	$(18,816)
Undistributed equity in earnings of subsidiaries	8,215	(10,856)	(2,735)	—	5,376	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	87	—	2,969	5,879	—	8,935
Deferred income taxes	1,980	—	3,418	650	—	6,048
Non-cash derivative activity	—	(746)	1,808	429	—	1,491
Amortization of debt issue costs and original issue discount	—	1,231	—	35	—	1,266
Other non-cash items, net	58	—	247	(197)	—	108
Change in book overdrafts	—	89	(2,501)	2,311	—	(101)
Changes in operating assets and liabilities, net	8,481	8,361	(12,560)	(14,019)	—	(9,737)
Net cash provided by (used in) operating activities	5	(10,631)	1,502	(1,682)	—	(10,806)
Cash flows from investing activities
Purchases of property and equipment	(5)	—	(1,917)	(6,989)	—	(8,911)
Proceeds from disposition of property and equipment	—	—	1,099	9	—	1,108
Net cash used in investing activities	(5)	—	(818)	(6,980)	—	(7,803)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(109,590)	(295)	(106)	—	(109,991)
Proceeds from long-term debt	—	125,970	95	7,330	—	133,395
Payment of interest rate swap, net	—	(905)	—	—	—	(905)
Payments of debt issue costs	—	(719)	—	—	—	(719)
Net cash provided by (used in) financing activities	—	14,756	(200)	7,224	—	21,780
Effect of exchange rate on cash and cash equivalents	—	643	(620)	(55)	—	(32)
Net change in cash and cash equivalents	—	4,768	(136)	(1,493)	—	3,139
Cash and cash equivalents
Beginning of period	—	—	136	7,230	—	7,366
End of period	$—	$4,768	$—	$5,737	$—	$10,505

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(9,075)	$(433)	$18,209	$5,209	$(22,985)	$(9,075)
Undistributed equity in earnings of subsidiaries	(69)	(18,209)	(4,707)	—	22,985	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	107	—	2,795	7,763	—	10,665
Deferred income taxes	—	—	—	1,221	—	1,221
Non-cash derivative activity	—	—	(562)	(883)	—	(1,445)
Amortization of debt issue costs and original issue discount	—	1,157	—	39	—	1,196
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other non-cash items, net	129	—	(1,194)	(703)	—	(1,768)
Change in book overdrafts	—	(1,587)	1,436	1,609	—	1,458
Changes in operating assets and liabilities, net	8,948	26,930	(13,902)	(13,951)	—	8,025
Net cash provided by operating activities	40	7,858	2,075	4,862	—	14,835
Cash flows from investing activities
Purchases of property and equipment	—	—	(1,088)	(4,456)	—	(5,544)
Proceeds from disposition of property and equipment	—	—	—	268	—	268
Net cash used in investing activities	—	—	(1,088)	(4,188)	—	(5,276)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(141,201)	(389)	(50,278)	—	(191,868)
Proceeds from long-term debt	—	134,200	—	52,054	—	186,254
Payment of interest rate swap, net	—	(848)	—	—	—	(848)
(Proceeds from) payments of debt issue costs	(4)	(4)	—	4	—	(4)
Net cash (used in) provided by financing activities	(4)	(7,853)	(389)	1,780	—	(6,466)
Effect of exchange rate on cash and cash equivalents	(36)	(5)	(477)	388	—	(130)
Net change in cash and cash equivalents	—	—	121	2,842	—	2,963
Cash and cash equivalents
Beginning of period	—	—	—	12,245	—	12,245
End of period	$—	$—	$121	$15,087	$—	$15,208

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

17.	Subsequent Event
On May 7, 2014, our Board of Directors approved the offer of an additional $75,000 of newly authorized 16% Cumulative Participating Preferred Stock, Series D (the "Series D Preferred Stock") at $1 per share to certain existing stockholders of the Corporation to be led by Onex in continuation of its support to fund sales growth, invest in our clients, and execute ongoing cost initiatives. While the offering will be open to all existing stockholders on a pro rata basis, Onex has subscribed for up to the full $75,000 of offered Series D preferred stock and will fund up to its pro rata share on or before the closing date of the offering which is expected to occur on or before June 6, 2014 pursuant to the subscription agreement dated May 8, 2014 (the "Subscription Agreement"). Holders of the Series D Preferred Stock will be entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors. The series has a mandatory redemption date of July 2, 2018 for cash and the right to be converted, at any time through the redemption date at the option of the holder, into the Company's Class A Voting Common Stock (initially at $0.77 per share), in settlement of these obligations (including all accumulated and unpaid dividends through the redemption date).
A copy of the Certificate of Designations, Preferences and Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof with respect to the Series D Preferred Stock is attached hereto as Exhibit 3.1 to this Quarterly Report on Form 10-Q. A copy of the Subscription Agreement is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The foregoing descriptions of the Subscription Agreement and the Class D Preferred Stock are qualified in their entirety by reference to such exhibits.

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
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 40 languages through a network of approximately 110 customer contact centers and related facilities in 23 countries. We have approximately 39,500 employees based in the Americas and approximately 15,800 employees based in EMEA. Our blend of domestic, near-shore, and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
Forward-Looking Statements
This report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on the beliefs and assumptions of our management regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements discuss potential risks and uncertainties; therefore, our actual future results could be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date they were made. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the SEC. See the discussion in the “Risk Factors” and “Caution Concerning Forward-Looking Statements” sections of the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2014. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in such Annual Report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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
We have used methodologies that are consistent from year to year in all material respects. For details concerning these critical accounting policies and estimates, please refer to the audited Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2014. Any deviation from these policies or estimates could have a material impact on our Condensed Consolidated Financial Statements.
Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2014	2013
Statement of Operations Data:
Revenues:
Americas	$210,827	$222,484	$(11,657)	(5.2)%	(2.2)%	$(6,742)
EMEA	139,630	142,582	(2,952)	(2.1)%	(5.8)%	5,299
Other	22	(4)	26	650.0%	na	na
Total revenues	350,479	365,062	(14,583)	(4.0)%	(3.6)%	(1,443)
Operating expenses:
Costs of services:
Americas	134,675	137,309	(2,634)	(1.9)%	1.2%	(4,336)
EMEA	102,606	102,341	265	0.3%	(3.6)%	3,976
Other	(351)	(704)	353	50.1%	(3.4)%	377
Total costs of services	236,930	238,946	(2,016)	(0.8)%	(0.9)%	17
Selling, general and administrative expenses:
Americas	48,056	50,019	(1,963)	(3.9)%	(0.6)%	(1,677)
EMEA	31,321	30,425	896	2.9%	(0.9)%	1,181
Other	12,553	12,672	(119)	(0.9)%	(8.1)%	913
Total selling, general and administrative expenses	91,930	93,116	(1,186)	(1.3)%	(1.7)%	417
Depreciation and amortization of property and equipment	8,412	9,048	(636)	(7.0)%	na	na
Amortization of intangible assets	523	1,617	(1,094)	(67.7)%	na	na
Restructuring and exit charges	3,272	3,316	(44)	(1.3)%	na	na
(Gain) loss on foreign currency transactions	(410)	1,862	(2,272)	(122.0)%	na	na
Loss on sale of subsidiary	—	4,558	(4,558)	(100.0)%	na	na
Impairment and loss (gain) on disposal of assets	113	(239)	352	147.3%	na	na
Other expense, net	21	(23)	44	191.3%	na	na
Operating income	9,688	12,861	(3,173)	(24.7)%	na	na
Interest and other financing costs, net	21,566	20,401	1,165	5.7%	na	na
Loss before income taxes	(11,878)	(7,540)	(4,338)	(57.5)%	na	na
Income tax provision	6,938	1,535	5,403	352.0%	na	na
Net income	$(18,816)	$(9,075)	$(9,741)	(107.3)%	na	na
Revenues
We reported Revenues of $350,479 for the three months ended March 31, 2014, a decrease of $14,583, compared to $365,062 for the three months ended March 31, 2013. Excluding the $1,443 impact of foreign exchange translation (primarily consists of $6,742 related to the Americas, partially offset by $5,299 related to EMEA), Revenues decreased $13,140 in the first quarter of 2014, compared to the first quarter of 2013. Revenues decreased in the first quarter of 2014 (excluding the impact of foreign exchange translation) primarily due to $42,000 of attrition, of which $24,200 related to the Americas and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

$17,800 related to EMEA. These decreases were partially offset by new business of $20,900, with $14,100 attributable to the Americas and $6,800 attributable to EMEA. In addition, net growth of existing client campaigns was $7,900, of which $5,200 related to Americas and $2,700 related to EMEA.
Costs of Services
Costs of services were $236,930 for the three months ended March 31, 2014, a decrease of $2,016, compared to $238,946 for the three months ended March 31, 2013. Excluding the impact of foreign exchange translation of $17 (including $3,976 related to EMEA and $377 related to Other, partially offset by $4,336 related to the Americas), Costs of services decreased $2,033 during the three months ended March 31, 2014, as compared to the same period of 2013. The decrease in Costs of services was primarily due to the aforementioned decreases in Revenues. Costs of services as a percent of Revenues were proportionately higher due to changes in pricing, as well as a change in the geographic mix of Revenues.
SG&A
SG&A expenses were $91,930 for the three months ended March 31, 2014, a decrease of $1,186, compared to $93,116 for the three months ended March 31, 2013. Excluding the impact of foreign currency translation of $417 (includes $1,181 related to EMEA and $913 related to Other, partially offset by $1,677 related to the Americas), SG&A decreased $1,603 during the three months ended March 31, 2014, compared to the same period of 2013. The decrease was primarily related to cost savings initiatives executed throughout 2013 and the first quarter of 2014.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $8,412 for the three months ended March 31, 2014, a decrease of $636 or 7.0%, as compared to $9,048 for the three months ended March 31, 2013. The decrease is primarily driven from assets in the Americas becoming fully depreciated during 2013.
Amortization of Intangible Assets
Amortization of intangible assets was $523 for the three months ended March 31, 2014, a decrease of $1,094, or 67.7%, compared to $1,617 for the three months ended March 31, 2013. The decrease is primarily related to EMEA customer relationship intangibles becoming fully amortized during the first quarter of 2014.
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
Restructuring and exit charges were $3,272 for the three months ended March 31, 2014, a decrease of $44, as compared to $3,316 for the three months ended March 31, 2013. Restructuring charges for the first quarter of 2014 included severance costs of $2,019 and site closure costs of $1,253, which are primarily ongoing lease and other contractual obligations.
During the three months ended March 31, 2014, 527 positions were eliminated, resulting in total restructuring charges of $1,396 and estimated annualized savings of $1,385. The remaining accruals for 2014 severance-related activities of $10 is expected to be paid during the remainder of 2014 and the remaining facility exit costs accrual of $739 is expected to be paid during the remainder of 2014 through the year 2017 as the related leases expire.
In the first quarter of 2014, we recognized expense of $889 relating to restructuring activities that were initiated in 2013 and prior years. These activities are expected to be completed by the end of 2017 as the related leases expire. The remaining accrual for severance-related activities of $1,253 is expected to be paid by the end of 2014, and the remaining accrual for facility exit costs of $2,508 is expected to be paid during the remainder of 2013 through 2017 as the related leases expire.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

(Gain) Loss on Foreign Currency Transactions
We recognized a gain on foreign currency transactions of $410 for the three months ended March 31, 2014, compared to a loss of $1,862 for the three months ended March 31, 2013. The gain during the three months ended March 31, 2014 is primarily related to the strengthening of the U.S. Dollar against the Canadian Dollar. The loss during the three months ended March 31, 2013 was primarily attributable to the strengthening of the U.S. Dollar against the British Pound Sterling.
Impairment and (Gain) Loss on Disposal of Assets
We recognized a loss on Impairment and gain (loss) on disposal of assets of $113 for the three months ended March 31, 2014, compared to a gain of $239 for the three months ended March 31, 2013. The loss during the three months ended March 31, 2014 was primarily related to the disposition of assets held for sale in the Americas. The gain during the three months ended March 31, 2013 was primarily related to disposal of assets in the Americas.
Interest and Other Financing Costs, Net
Interest and other financing costs were $21,566 for the three months ended March 31, 2014, an increase of $1,165, compared to $20,401 for the three months ended March 31, 2013. The increase was primarily attributable to fees related to the Sixth Amendment on our Senior Secured Credit Facility.
Income Tax Provision
The provision for income taxes was $6,938 for the three months ended March 31, 2014, compared to a provision of $1,535 for the three months ended March 31, 2013. The increase in tax expense resulted primarily from changes in the intra-period allocation to continuing operations of $3,418 recorded for the three months ended March 31, 2014 compared to a tax benefit of $598 recorded in the same period of 2013 and a non-cash tax expense of $1,354 related to an audit settlement in a foreign jurisdiction recorded in the three months ended March 31, 2014.
Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. It is not anticipated that the Company will release any remaining portion of valuation allowances with respect to these operations during 2014.
Client Concentration
Our ten largest clients represented approximately 36.6% of our revenues for the three months ended March 31, 2014, as compared to 36.6% for the comparable period in 2013. No client accounted for more than 10% of our total revenues during these periods.
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
Cash Flows
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Three Months Ended March 31,		(Decrease) to
			Net Cash Flow
	2014	2013	Amount
Cash provided by (used in):
Operating activities	$(10,806)	$14,835	$(25,641)
Investing activities	(7,803)	(5,276)	2,527
Financing activities	21,780	(6,466)	28,246
Operating Activities.    Cash used in operations was $10,806 during the three months ended March 31, 2014, compared to a source of cash of 14,835 during the three months ended March 31, 2013. The $25,641 decrease compared to the same period in 2013 was primarily driven by a decrease in cash from the changes in working capital as a result of an increase in Accounts receivable. The increase in Accounts receivable was due to the timing of cash receipts in the current quarter as compared to prior year.
Investing Activities.    Cash used in investing activities was $7,803 during the three months ended March 31, 2014 compared to $5,276 during the comparable period in 2013. The $2,527 increase was primarily due to increases in capital expenditures partially offset by an the disposition of an asset held for sale in the Americas during the three months ended March 31, 2014.
Financing Activities.    Cash provided by financing activities was $21,780 during the three months ended March 31, 2014, compared to a use of cash of $6,466 during the same period in 2013. The $28,246 increase was primarily due to increased net borrowings on the Revolver during the nine months ended March 31, 2014, as compared to the same period in 2013.
Cash Position, Working Capital and Indebtedness
As of March 31, 2014, our total Cash and cash equivalents were $10,505 and we had total indebtedness of $763,765. Working capital was $123,199 at March 31, 2014, compared to $112,113 at December 31, 2013, while adjusted working capital (defined as current assets (excluding Cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts)) was $113,733 at March 31, 2014, compared to $105,965 at December 31, 2013, an increase of $7,768. Adjusted working capital is a non-GAAP measure. See "Non-GAAP Measures" for a reconciliation of this non-GAAP measure.

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
As of March 31, 2014, we had an aggregate of $269,366 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $227,636 of Term Loans and $41,730 of Revolvers. Our Term Loans consisted of $177,974 outstanding on the U.S. term loan, $30,311 outstanding on the Euro term loan, and $19,351 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $2,041 as of that date. As of March 31, 2014, we had $17,479 available for additional borrowings under our Revolvers.
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
For the three months ended March 31, 2014, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.60%. The weighted average rate on the Revolvers was 8.33% for the same period. Specified interest rates for the Euro term loan and British pound sterling term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of March 31, 2014. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout the next twelve months.
Off-Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At March 31, 2014, the future lease commitments relating to our operating leases were $123,546. We utilize standby

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through March 2015, and are renewed as required. The outstanding commitment on these obligations at March 31, 2014 was $2,041.
Non-GAAP Measures
We use Adjusted working capital and Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation as non-GAAP measures.
The computation of Adjusted working capital is as follows:

	March 31, 2014	December 31, 2013
Working capital (a)	$123,199	$112,113
Adjustments:
Cash and cash equivalents	(10,505)	(7,366)
Restricted cash	(4,373)	(4,312)
Current portion of capital lease obligations	1,988	2,005
Book overdrafts	3,424	3,525
Total adjustments	(9,466)	(6,148)
Adjusted working capital	$113,733	$105,965
(a) Defined as current assets less current liabilities from the Condensed Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance.
The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

	Three Months Ended March 31,
	2014	2013	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$350,479	$365,062	$(14,583)	(4.0)%	(3.6)%	$(1,443)	$(13,140)
Total costs of services	236,930	238,946	(2,016)	(0.8)%	(0.9)%	17	(2,033)
Total SG&A	91,930	93,116	(1,186)	(1.3)%	(1.7)%	417	(1,603)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2014. As of March 31, 2014, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 31, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 10 “Commitments and Contingencies” to the accompanying unaudited interim Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
For a detailed discussion of the risks and uncertainties associated with our business see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2014. There have been no material changes to these risk factors since that report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 5. OTHER INFORMATION
On May 7, 2014, our Board of Directors approved the offer of an additional $75,000 of newly authorized 16% Cumulative Participating Preferred Stock, Series D (the "Series D Preferred Stock") at $1 per share to certain existing stockholders of the Corporation to be led by Onex in continuation of its support to fund sales growth, invest in our clients, and execute ongoing cost initiatives. While the offering will be open to all existing stockholders on a pro rata basis, Onex has subscribed for up to the full $75,000 of offered Series D preferred stock and will fund up to its pro rata share on or before the closing date of the offering which is expected to occur on or before June 6, 2014 pursuant to the subscription agreement dated May 8, 2014 (the "Subscription Agreement"). Holders of the Series D Preferred Stock will be entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors. The series has a mandatory redemption date of July 2, 2018 for cash and the right to be converted, at any time through the redemption date at the option of the holder, into the Company's Class A Voting Common Stock (initially at $0.77 per share), in settlement of these obligations (including all accumulated and unpaid dividends through the redemption date).
A copy of the Certificate of Designations, Preferences and Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof with respect to the Series D Preferred Stock is attached hereto as Exhibit 3.1 to this Quarterly Report on Form 10-Q. A copy of the Subscription Agreement is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The foregoing descriptions of the Subscription Agreement and the Class D Preferred Stock are qualified in their entirety by reference to such exhibits.
On May 7, 2014, the Company held its annual meeting of stockholders. At such meeting, the Board of Directors was reelected in its entirety. The Company did not solicit proxies with respect to this meeting.
Additionally, stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2014. Final voting results were: 2,000,211,849 votes for and no votes against or withheld.

ITEM 6. EXHIBITS

a)	Exhibits

Incorporated by Reference
No.	Exhibit Description	Filed with this 10-Q	Form	Original Exhibit No.	File No.	Date Filed
3.1
CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF PREFERRED STOCK AND QUALIFICATIONS, LIMITATIONS AND RESTRICTIONS THEREOF OF SITEL WORLDWIDE CORPORATION 16% CUMULATIVE PARTICIPATING PREFERRED STOCK, SERIES D
X
10.1	SITEL WORLDWIDE CORPORATION SUBSCRIPTION AGREEMENT	X
10.2	SIXTH AMENDMENT, DATED FEBRUARY 18, 2014, TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT		10-K	10.1.7	333-172952	2/19/2014
10.3.1	AGREEMENT, DATED AS OF JANUARY 30, 2014, BY AND AMONG SITEL OPERATING CORPORATION, EMORY ENTERPRISES, LLC AND DAVID GARNER		8-K	10.1	333-172952	2/4/2014
10.3.2	AMENDED AND RESTATED PROMISSORY NOTE DATED JANUARY 30, 2014, MADE BY EMORY ENTERPRISES, LLC AND GUARANTEED BY DAVID GARNER		8-K	10.2	333-172952	2/4/2014
10.4.3	AMENDED AND RESTATED STOCK PLEDGE AGREEMENT DATED AS OF JANUARY 30, 2014, BY AND BETWEEN SITEL OPERATING CORPORATION, NA LIQUIDATING COMPANY, INC. AND DAVID GARNER		8-K	10.3	333-172952	2/4/2014
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934	X
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934	X
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. 1350	X
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350	X
101.INS	XBRL INSTANCE DOCUMENT	X
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	X
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT	X
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT	X
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT	X
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SITEL Worldwide Corporation

Date:	May 8, 2014	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)