Form 10-Q
period 2014-06-30
SITEL Worldwide Corp
filed 2014-08-07
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 900
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	July 31, 2014
Class A, $0.01 par value	39,265,939
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$24,051	$7,366
Accounts receivable (net of allowance for doubtful accounts of $2,782 and $2,081, respectively)	253,038	242,472
Prepaids and other current assets	62,599	53,832
Total current assets	339,688	303,670
Property and equipment, net	91,905	89,662
Goodwill	117,710	117,709
Other intangible assets, net	36,024	36,547
Deferred income taxes	30,941	35,975
Other noncurrent assets	37,428	36,658
Total assets	$653,696	$620,221
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$24,280	$20,161
Accrued payroll and benefits	79,975	76,646
Accrued liabilities and other	85,755	85,235
Income taxes payable	7,098	7,510
Current portion of capital lease obligations	2,623	2,005
Total current liabilities	199,731	191,557
Long-term debt	718,003	734,614
Capital lease obligations	3,724	3,125
Deferred income taxes	3,796	3,828
Other noncurrent liabilities	48,659	51,202
Total liabilities	973,913	984,326

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	June 30, 2014	December 31, 2013
Commitments and contingencies (see Note 10)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at June 30, 2014 and December 31, 2013	70,849	66,982
Series C, $0.01 par value; 28,881 shares issued and outstanding at June 30, 2014 and December 31, 2013	64,171	59,056
Series D, $0.01 par value; 75,000 shares issued and outstanding at June 30, 2014 and none issued at December 31, 2013	75,847	—
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at June 30, 2014 and December 31, 2013	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 41,726,398 shares (including 9,075,858 restricted shares) and 40,699,602 shares (including 8,268,358 restricted shares) issued at June 30, 2014 and December 31, 2013, respectively; 39,261,291 shares and 38,234,495 shares outstanding at June 30, 2014 and December 31, 2013, respectively	327	325
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at June 30, 2014 and December 31, 2013	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at June 30, 2014 and December 31, 2013	68	68
Additional paid-in capital	347,629	357,518
Accumulated deficit	(828,838)	(788,390)
Accumulated other comprehensive loss, net of tax	(44,570)	(53,964)
Treasury shares, at cost	(9,247)	(9,247)
Total stockholders’ deficit	(531,084)	(490,143)
Total liabilities and stockholders’ deficit	$653,696	$620,221
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$348,747	$348,934	$699,226	$713,996
Operating expenses
Costs of services*	237,180	231,709	474,110	470,655
Selling, general, and administrative expenses*	87,424	90,325	179,354	183,441
Depreciation and amortization of property and equipment	8,548	8,627	16,960	17,675
Amortization of intangible assets	—	1,617	523	3,234
Restructuring and exit charges	12,532	1,986	15,804	5,302
Loss (gain) on foreign currency transactions	600	(919)	190	943
Loss on sale of subsidiary	—	—	—	4,558
(Gain) loss on disposal of assets	(86)	30	27	(209)
Other income, net	(59)	(270)	(38)	(293)
Operating income	2,608	15,829	12,296	28,690
Interest and other financing costs, net	21,423	18,260	42,989	38,661
Loss before income taxes	(18,815)	(2,431)	(30,693)	(9,971)
Income tax provision	2,817	2,440	9,755	3,975
Net loss	(21,632)	(4,871)	(40,448)	(13,946)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	2,761	(10,663)	3,413	(9,532)
Unrealized gain (loss) on derivative valuation, net of tax expense (benefit) of $1,265, $0, $(2,153) and $598, respectively	1,483	(7,583)	5,909	(6,158)
Reclassification of pension amounts realized in Net loss, net of tax of $0	37	(36)	72	(73)
Total other comprehensive income (loss)	4,281	(18,282)	9,394	(15,763)
Comprehensive loss	$(17,351)	$(23,153)	$(31,054)	$(29,709)
* Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

-- Schedule 1 --

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2013	40,699,602	88,281,647	6,751,263	$325	$882	$68	$357,518	$(788,390)	$(429,597)
Restricted shares granted	810,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(2,500)	—	—	—	—	—	—	—	—
Non-cash stock granted	219,296	—	—	2	—	—	120	—	122
Preferred B, C, and D stock accretion and BCF	—	—	—	—	—	—	(10,009)	—	(10,009)
Net loss	—	—	—	—	—	—	—	(40,448)	(40,448)
Balances at June 30, 2014	41,726,398	88,281,647	6,751,263	$327	$882	$68	$347,629	$(828,838)	$(479,932)
-- Schedule 2 --

		Accumulated Other Comprehensive Loss
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/ Other	Unrealized Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2013	$(429,597)	$(40,007)	$(1,632)	$(12,325)	$2,665	9,192,380	$(9,247)	$(490,143)
Non-cash stock granted	122	—	—	—	—	—	—	122
Preferred B, C, and D stock accretion and BCF	(10,009)	—	—	—	—	—	—	(10,009)
Reclassification of pension amounts realized in net loss, net of tax of $0	—	—	72	—	—	—	—	72
Unrealized gain on derivative, net of tax expense (benefit) of $(2,153)	—	—	—	5,909	—	—	—	5,909
Net loss	(40,448)	—	—	—	—	—	—	(40,448)
Foreign currency translation adjustment, net of tax of $0	—	3,413	—	—	—	—	—	3,413
Balances at June 30, 2014	$(479,932)	$(36,594)	$(1,560)	$(6,416)	$2,665	9,192,380	$(9,247)	$(531,084)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(40,448)	$(13,946)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	17,483	20,909
Deferred income taxes	4,697	1,022
Non-cash derivative activity	3,836	1,979
Amortization of debt issue costs and original issue discount	2,625	2,367
Amortization of deferred training revenue, net of costs	(779)	(2,903)
Loss on sale of subsidiary	—	4,558
Other non-cash items, net	194	(591)
Change in book overdrafts	(3,138)	5,596
Changes in operating assets and liabilities, net	(5,075)	8,260
Net cash (used in) provided by operating activities	(20,605)	27,251
Cash flows from investing activities
Purchases of property and equipment	(16,747)	(12,472)
Proceeds from disposition of property and equipment	1,208	270
Net cash used in investing activities	(15,539)	(12,202)
Cash flows from financing activities
Proceeds from issuance of Series D Preferred Stock, net	74,820	—
Payments on long-term debt and capital lease obligations	(239,875)	(426,083)
Proceeds from long-term debt	220,701	410,219
Payment of interest rate swap, net	(1,826)	(1,756)
Payments of debt issue costs	(719)	(15)
Net cash provided by (used in) financing activities	53,101	(17,635)
Effect of exchange rate on cash and cash equivalents	(272)	27
Net change in cash and cash equivalents	16,685	(2,559)
Cash and cash equivalents:
Beginning of period	7,366	12,245
End of period	$24,051	$9,686
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which applies to customer contracts for the transfer of goods or services or nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual and interim reporting periods beginning after December 15, 2016. Early application is not permitted. The amendments should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. If an entity elects the transition method, it should provide additional disclosures in the reporting periods that include the date of initial application of the amount by which each financial statement line item is affected in the current reporting period compared to the guidance that was in effect before the change. In addition, an explanation of the reasons for significant changes are required in the disclosure. The Company is currently evaluating the effect of ASU 2014-09 on our financial statements.
Out of Period Adjustments
During the six months ended June 30, 2014, we identified prior period accounting errors related to the understatement of an accrued liability, the overstatement of certain deposits, and the overstatement of foreign currency transaction losses. The errors were not material to prior years' financial statements and are not expected to be material to the 2014 results. Therefore, we recorded the error corrections in the same quarters they were identified, which increased Loss before income taxes and Net loss by $961 and $625, respectively, for the first quarter of 2014 and decreased Loss before income taxes and Net loss by $1,400 for the second quarter of 2014. The aggregate impact of the corrections for the six months ended June 30, 2014 was a $439 decrease in Loss before income taxes and a $775 decrease in Net loss.

2.	Property and Equipment
The composition of Property and equipment is as follows:

	June 30, 2014	December 31, 2013
Land	$3,554	$3,554
Buildings and improvements	26,540	26,219
Leasehold improvements	68,720	64,506
Computer software	48,140	46,850
Equipment	179,745	171,259
Furniture and fixtures	31,493	29,834
Total original cost	358,192	342,222
Less: Accumulated depreciation	(279,687)	(261,635)
Net, excluding construction in progress	78,505	80,587
Construction in progress	13,400	9,075
Property and equipment, net	$91,905	$89,662
Depreciation expense was $8,548 and $16,960 for the three and six months ended June 30, 2014, compared to $8,627 and $17,675 for the same periods in 2013.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

3.	Goodwill and Other Intangible Assets
The carrying amount of Goodwill increased $1 during the six months ended June 30, 2014, due to foreign currency translation.
The following table presents our Other intangible assets as of June 30, 2014:

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
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $0 and $523 for the three and six months ended June 30, 2014, respectively. Amortization expense for the same periods of 2013 was $1,617 and $3,234, respectively. We do not expect additional amortization expense to be recognized during the remainder of the year ended December 31, 2014.

4.	Restructuring and Exit Activities
Given the nature of the industry we operate in, we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Restructuring expense during the three months ended June 30, 2014 for activities initiated in 2014 was $11,628, of which $11,242 related to severance costs and $386 related to facility exit costs. Restructuring expense during the six months ended June 30, 2014 for activities initiated in 2014 was $14,011, of which $12,638 related to severance costs and $1,373 related to facility exit costs. For these activities, the remaining severance-related accrual of $8,204 is expected to be paid during the remainder of 2014 and the remaining facility exit costs accrual of $757 is expected to be paid during the remainder of 2014 through the year 2015 as the related leases expire.
Restructuring expense during the three months ended June 30, 2014 for activities initiated prior to 2014 was $904, of which $622 related to severance costs and $282 related to facility exit costs. Restructuring expense during the six months ended June 30, 2014 for activities initiated prior to 2014 was $1,793, of which $1,245 related to severance costs and $548 related to facility exit costs. For these activities, the remaining severance-related accrual of $733 is expected to be paid by the end of 2014, and the remaining accrual for facility exit costs of $2,251 is expected to be paid during the remainder of 2014 through the year 2017 as the related leases expire. Total expected expenses during the remainder of 2014 relating to restructuring activities already initiated as of June 30, 2014 are $1,028.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activities initiated in 2014 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2013	$—	$—	$—
Costs accrued (offset was to expense)	12,638	1,373	14,011
Cash payments	(4,385)	(607)	(4,992)
Foreign exchange and other	(49)	(9)	(58)
June 30, 2014	$8,204	$757	$8,961
Current portion of restructuring included in Accrued liabilities and other	$8,204	$757	$8,961

Activity not reflected within the restructuring liability:
Costs expensed	$—	$—	$—
Cash payments	$—	$—	$—
Restructuring expense during the three and six months ended June 30, 2014 for activities initiated in 2014 was $10,031 and $11,957 for EMEA and $1,597 and $2,054 for the Americas, respectively.
The liability for restructuring activities initiated in 2013 and prior years consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2013	$1,382	$2,831	$4,213
Costs accrued (offset was to expense)	899	548	1,447
Cash payments	(1,493)	(1,198)	(2,691)
Foreign exchange and other	(55)	70	15
June 30, 2014	$733	$2,251	$2,984
Current portion of restructuring included in Accrued liabilities and other	$733	$936	$1,669
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$1,315	$1,315

Activity not reflected within the restructuring liability:
Costs expensed	$346	$—	$346
Cash payments	$(10)	$—	$(10)
Restructuring expense during the three and six months ended June 30, 2014 for activities initiated in 2013 and prior years was $260 and $715 for EMEA and $644 and $1,078 for the Americas, respectively. As of June 30, 2014, cumulative restructuring costs related to such activities are $14,255, of which $7,335 relates to EMEA and $6,920 relates to the Americas.
In January 2007, we approved a plan (“Plan”) to restructure certain operations during 2007 related to the acquisition of Legacy SITEL (which refers to SITEL Corporation, a Minnesota corporation, prior to its acquisition by SITEL Worldwide on January 30, 2007). The Plan included downsizing space in certain customer care centers and eliminating certain administrative and operational positions. No restructuring expense was recorded during the three and six months ended June 30, 2014 related to the Plan. Cash payments during the six months ended June 30, 2014 related to the Plan were $52. The remaining accrual for all restructuring and exit activities related to the Plan was $158 and $315 at June 30, 2014 and December 31, 2013, respectively, and is recorded in Accrued liabilities and other.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

5.	Long-Term Debt
The composition of Long-term debt is as follows:

	June 30, 2014	December 31, 2013
Senior Notes	$295,532	$295,073
Senior Secured Notes	194,730	194,045
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	—	18,000
Term Loans:
U.S. dollar term loan	177,973	177,973
Euro term loan	29,833	30,191
British pound sterling term loan	19,935	19,332
Total debt	718,003	734,614
Less: Debt maturing within one year	—	—
Total long-term debt	$718,003	$734,614
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
The Revolvers mature on January 30, 2016. A commitment fee is payable quarterly at 0.50% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 6.75%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 5.75%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 6.75%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 5.75%. At June 30, 2014 and December 31, 2013, we had $59,207 and $42,242 available under the Revolvers after utilizing $2,043 and $1,008 for letters of credit outstanding.
Borrowings under the Senior Secured Credit Facility are collateralized by interests granted on a substantial portion of our worldwide assets and are guaranteed by certain subsidiary guarantors.
The Senior Secured Credit Facility also contains customary affirmative and negative covenants such as restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates. Under the Senior Secured Credit Facility, we are required to comply with certain financial covenants on a quarterly and annual basis. During the first quarter of 2014, we executed the sixth amendment to our Senior Secured Credit Facility (the "Sixth Amendment"), which decreased the Minimum Interest Coverage Ratio and increased the maximum permitted Senior Secured Leverage Ratio, effective the first quarter of 2014. We paid debt issuance and other financing costs of $1,492 during the first six months of 2014 related to the Sixth Amendment, of which $719 were deferred and recorded in Other noncurrent assets to be amortized over the remaining term of the facility.
Future maturities of the Company's outstanding Long-term debt as of June 30, 2014 are summarized as follows:

2014	$—
2015	—
2016	—
2017	427,741
2018	300,000
2019 and thereafter	—
Total debt payments	727,741
Less amount representing unamortized debt discount	(9,738)
Total debt balance at June 30, 2014	$718,003

6.	Redeemable Preferred Stock
We are authorized to issue in series up to 20,000,000 shares of preferred stock with a par value of $0.01. To date, we have authorized the issuance of three series of preferred shares—Series B, Series C, and Series D. Our Board of Directors determines the voting rights, dividend policy, and conversion rights of each series of these preferred shares. The majority of each series of these preferred shares are held by Onex and other related parties. Each series has a mandatory redemption date of July 2, 2018 for cash and the right to be converted, at any time through the redemption date at the option of the holder, into the Company's Class A Voting Common Stock (initially at $4.85 per share for Series B, $1.50 per share for Series C, and $0.77 per share for Series D), in settlement of these obligations (including all accumulated and unpaid dividends through the redemption date). The net value of the preferred shares is recorded as Redeemable preferred stock (outside of permanent equity).
The Series B, C, and D Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of our Board of Directors, accounting guidance requires that we account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. We have determined that the value is immaterial as of June 30, 2014 and December 31, 2013, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series D Preferred Stock
On May 8, 2014, we authorized the issuance of 125,000 shares of 16% Cumulative Participating Preferred Stock, Series D (the "Series D Preferred Stock"). On May 8, 2014, we executed a subscription agreement with Onex Clientlogic Holdings LLC to issue up to 75,000 shares of the Series D Preferred Stock at a rate of $1,000 per share. Pursuant to this offer, we received proceeds of $75,000 from Onex Clientlogic Holdings LLC and other existing shareholders during the second quarter of 2014, which the Company intends to use to fund sales growth, invest in our clients, and execute ongoing cost initiatives. The Series D Preferred Stock ranks senior to each other class of the Company's stock in liquidation rights. Holders of the Series D Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors. Accrued dividends are recorded to Additional paid-in capital.
At June 30, 2014, the number of shares of Series D Preferred Stock issued and outstanding was 75,000. During the six months ended June 30, 2014, we incurred fees associated with the issuance of the Series D Preferred Stock totaling $180 related to a fairness opinion issued by a third party. These fees were deferred and recorded outside of permanent equity as a reduction of the related proceeds, to be accreted to Additional paid-in capital from the date of issuance to the stated redemption date. The liquidation value of the Series D Preferred Stock, including accrued dividends payable, at June 30, 2014 of $75,847 is net of deferred financing costs of $176.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At June 30, 2014 and December 31, 2013, the number of shares of Series C Preferred Stock issued and outstanding was 28,881.
When the conversion option of the Series C Preferred Stock into Class A Voting Common Stock at $1.50 per share is less than the fair value of the common stock on issuance date, there is a Beneficial Conversion Feature (“BCF”) associated with the preferred stock. The value of the BCF is recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value to Additional paid-in capital. For the Series C Preferred Stock owned by certain other related parties, this discount is accreted from the date of issuance to the stated redemption date. For the Series C Preferred Stock owned by Onex, the BCF is immediately amortized to the date of issuance due to existence of the in-substance put option on the stock discussed above.
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at June 30, 2014 of $64,171 is net of deferred financing costs of $154 and the BCF of $1,594. The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at December 31, 2013 of $59,056 is net of deferred financing costs of $174 and the BCF of $1,793. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.
Series B Preferred Stock
On April 3, 2008, we authorized the issuance of 125,000 shares of Series B Preferred Stock. At June 30, 2014 and December 31, 2013, the number of shares of Series B Preferred Stock issued and outstanding was 39,947.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at June 30, 2014 of $70,849 and at December 31, 2013 of $66,982, is net of deferred financing costs of $236 and $265, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

7.	Stock-Based Compensation
The Company’s operating results for the three and six months ended June 30, 2014 included stock-based compensation expense for issued stock grants of $63 and $122, respectively, compared to $66 and $129, respectively, for the same periods in 2013. These grants were primarily related to director and executive compensation. A summary of restricted stock and restricted stock unit activity is set forth below:

Restricted Stock Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2013	8,268,358	$7,611
Granted	810,000	462
Vested	—	—
Converted	—	—
Forfeited	(2,500)	(6)
Unvested at June 30, 2014	9,075,858	$8,067

Restricted Stock Unit Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2013	1,616,500	$3,954
Granted	20,000	11
Vested	—	—
Forfeited	(156,500)	(495)
Unvested at June 30, 2014	1,480,000	$3,470

During the six months ended June 30, 2014, we issued 810,000 shares of Class A Common Stock to various executives pursuant to the terms of a Restricted Stock Grant Plan and Agreement with each executive. The restricted shares will generally be earned based on the attainment of specified goals achieved over a performance period.
As of June 30, 2014, there was approximately $9,031 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize the cost for restricted stock units over a period of three years following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our Restricted Plans. We will recognize the cost for restricted shares either immediately, over a two-year period, or over a three-year period, depending on the terms of the restricted share agreement, commencing upon a change in control, initial public offering, or liquidity event.

8.	Income Taxes
The effective tax rate of (31.8)% for the six months ended June 30, 2014 differs from the effective tax rate of (39.9)% for the same period of 2013 primarily due to the greater pre-tax book loss for the six months ended June 30, 2014. In addition, tax expense resulting from changes in the intra-period allocation to continuing operations of $2,153 was recorded during the six months ended June 30, 2014 compared to a tax benefit of $598 recorded in the same period of 2013, and tax expense of $1,682 related to foreign uncertain tax positions and tax audits was recorded during the six months ended June 30, 2014 compared to a tax benefit of $356 recorded in the same period of 2013.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). Through the second quarter of 2014, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $1,646 against Other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges that are designated as accounting hedges and an offsetting

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

non-cash income tax benefit of $1,646 in continuing operations. Also during the first quarter of 2014, the 2013 hedge portfolio was fully settled resulting in the reversal of previously recorded tax benefits resulting in non-cash income tax expense of $3,799.
Our gross unrecognized tax benefits (excluding interest and penalties) increased from $30,717 at December 31, 2013 to $31,884 at June 30, 2014, primarily resulting from an assessment received in a certain foreign jurisdiction. There was a cash payment of $320 associated with an audit settlement in a foreign jurisdiction. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $34,700. We believe that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $1,389 as a result of statute expirations or final resolution.

9.	Employee Benefits and Compensation
We have defined benefit pension plans covering certain employees outside of the United States. These plans are administered by a third party and include limited activity. The components of the net pension liability of $6,169 at June 30, 2014 and $5,988 at December 31, 2013 are included in Other noncurrent liabilities. Net periodic pension cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$170	$108	$341	$274
Interest cost	113	109	234	173
Expected return on plan assets	(82)	(73)	(165)	(148)
Past service costs	39	41	76	82
Amortization of actuarial gains and losses and other	(2)	(77)	(4)	(155)
Net periodic pension cost	$238	$108	$482	$226
We also sponsor various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans were $448 and $816 in the three and six months ended June 30, 2014, respectively. Expenses related to these plans in the same periods of 2013 were $206 and $425, respectively.

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
During 2011, the French tax authorities assessed SITEL France approximately €7,900 (equivalent to approximately $10,750 as of June 30, 2014) for the periods from 2007 to July 2010 for input value added taxes related to its performance of intermediary insurance services for the sale of insurance products on behalf of its insurance clients. During December 2013, the French tax authorities reduced the assessment to approximately €1,247 (equivalent to approximately $1,700 as of June 30, 2014). On January 6, 2014, the Company paid the assessment to perfect its rights in the event litigation is necessary to resolve the matter. As of June 30, 2014, we have accrued a portion of the assessment within SG&A equal to our estimated obligation under this matter. No liability related to this matter was recorded as of December 31, 2013.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,580 as of June 30, 2014) for a period extending from 2004 to October 2008. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the assessment, which at the time totaled R$7,700 due to increases in interest and penalties. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No liability related to this matter was recorded as of June 30, 2014 and December 31, 2013.

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
Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of June 30, 2014, our forward contracts mature within the next eighteen months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $3,564 and $3,526 and as Other noncurrent liabilities of $3,122 and $4,061 as of June 30, 2014 and December 31, 2013, respectively.
For the three and six months ended June 30, 2014, we recorded losses of $921 and $1,826 for settled interest payments, compared to losses of $908 and $1,756 for the three and six months ended June 30, 2013. Additionally, there was a non-cash mark-to-market valuation increase in the liability of $743 and $924 for the three and six months ended June 30, 2014, compared to a reduction of $1,905 and $1,868 for the same periods in 2013. These amounts are reflected in Interest and other financing costs, net.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$691	$62	Accrued liabilities and other	$1,699	$4,996
Foreign exchange contracts	Other noncurrent assets	34	—	Other noncurrent liabilities	339	—
Total		$725	$62		$2,038	$4,996
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$3,564	$3,526
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	3,122	4,061
Foreign exchange contracts	Prepaids and other current assets	474	341	Accrued liabilities and other	1,326	3,264
Foreign exchange contracts	Other noncurrent assets	6	—	Other noncurrent liabilities	75	—
Total		$480	$341		$8,087	$10,851
Total derivatives		$1,205	$403		$10,125	$15,847

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) or Gain Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013
Foreign exchange contracts	$1,256	$(7,069)	COS and SG&A	$(1,492)	$512
Total	$1,256	$(7,069)		$(1,492)	$512

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) or Gain Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Foreign exchange contracts	$265	$(4,285)	COS and SG&A	$(3,491)	$1,273
Total	$265	$(4,285)		$(3,491)	$1,273
For the three and six months ended June 30, 2014 we recorded losses of $895 and $2,094, respectively, compared to gains of $255 and $808, respectively, for the same periods in 2013 to Cost of services. For the three and six months ended June 30, 2014, we recorded losses of $597 and $1,397, respectively, compared to gains of $257 and $465, respectively, for the same periods in 2013 to Selling, general, and administrative expenses (“SG&A”) for the effective portion of settled hedge contracts. We expect unrealized losses of $1,274 will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and SG&A over the next twelve months. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2014.
For the three and six months ended June 30, 2014 we recognized gains on foreign currency transactions related to the ineffective portion of the derivative instruments of $0 and $3, respectively, compared to gains of $38 and $93, respectively, for the same periods in 2013.

Derivatives Not Designated as Hedging Instruments	Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized in Income on Derivative		Amount of (Loss) or Gain Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Foreign exchange contracts	COS and SG&A	$200	$(1,795)	$223	$(564)
Foreign exchange contracts	Foreign currency transactions	963	1,686	1,201	1,929
Total		$1,163	$(109)	$1,424	$1,365
For the three and six months ended June 30, 2014, we recorded gains of $120 and $134, respectively, compared to losses of $1,077 and $338, respectively, for the same periods in 2013 to Cost of services for derivatives not designated as hedging contracts. For the three and six months ended June 30, 2014, we recorded gains of $80 and $89, respectively, compared to losses of $718 and $226, respectively, for the same periods in 2013 to SG&A for derivatives not designated as hedging contracts.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Current Contracts
At June 30, 2014, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	140,602

12.	Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities. The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $718,003 and $734,614 at June 30, 2014 and December 31, 2013, respectively. The estimated fair value of such debt was $739,000 and $754,000 at June 30, 2014 and December 31, 2013, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The following tables summarize the value of financial instruments by the pricing levels defined above as of June 30, 2014 and December 31, 2013. There were no transfers between pricing levels for the six month period ended June 30, 2014.

	Fair Value Measurements at June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,205	$—	$1,205	$—
Total	$1,205	$—	$1,205	$—
Liabilities
Foreign currency forward contracts	$3,439	$—	$3,439	$—
Interest rate derivative instrument	6,686	—	6,686	—
Total	$10,125	$—	$10,125	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$403	$—	$403	$—
Total	$403	$—	$403	$—
Liabilities
Foreign currency forward contracts	$8,260	$—	$8,260	$—
Interest rate derivative instrument	7,587	—	7,587	—
Total	$15,847	$—	$15,847	$—
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
No impairment charges related to Goodwill and Other intangible assets were recorded during the three and six months ended June 30, 2014 and 2013.
Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. No impairment charges related to long-lived assets were recorded during the three and six months ended June 30, 2014 and 2013.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

13.	Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Three Months Ended June 30, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(7,899)	$(1,597)	$(39,355)	$(48,851)
Other comprehensive (loss) income before reclassifications, net of tax of $1,265	(9)	—	2,761	2,752
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0	1,492	37	—	1,529
Net current-period other comprehensive income	1,483	37	2,761	4,281
Ending balance	$(6,416)	$(1,560)	$(36,594)	$(44,570)

	For the Three Months Ended June 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(4,003)	$(121)	$(26,757)	$(30,881)
Other comprehensive loss before reclassifications, net of tax of $0	(7,071)	—	(10,663)	(17,734)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0	(512)	(36)	—	(548)
Net current-period other comprehensive loss	(7,583)	(36)	(10,663)	(18,282)
Ending balance	$(11,586)	$(157)	$(37,420)	$(49,163)

	For the Six Months Ended June 30, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(12,325)	$(1,632)	$(40,007)	$(53,964)
Other comprehensive (loss) income before reclassifications, net of tax of $1,646	(1,381)	—	3,413	2,032
Amounts reclassified from accumulated other comprehensive loss, net of tax of $3,799	7,290	72	—	7,362
Net current-period other comprehensive income	5,909	72	3,413	9,394
Ending balance	$(6,416)	$(1,560)	$(36,594)	$(44,570)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	For the Six Months Ended June 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(5,428)	$(84)	$(27,888)	$(33,400)
Other comprehensive loss before reclassifications, net of tax of $598	(4,885)	—	(9,532)	(14,417)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0	(1,273)	(73)	—	(1,346)
Net current-period other comprehensive loss	(6,158)	(73)	(9,532)	(15,763)
Ending balance	$(11,586)	$(157)	$(37,420)	$(49,163)
(a) Amounts in parentheses indicate debits to Accumulated other comprehensive loss.

Reclassifications out of Accumulated Other Comprehensive Loss (a)

For the Three Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(895)	COS
	(597)	SG&A
	(1,492)	Total before tax
	—	Tax (expense) or benefit
	$(1,492)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(39)	SG&A
Actuarial gains	2	SG&A
	(37)	Total before tax
	—	Tax (expense) or benefit
	$(37)	Net of tax

Total reclassifications for the period	$(1,529)	Net of tax

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

For the Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$255	COS
	257	SG&A
	512	Total before tax
	—	Tax (expense) or benefit
	$512	Net of Tax

Amortization of defined benefit pension items
Prior service costs	$(41)	SG&A
Actuarial gains	77	SG&A
	36	Total before tax
	—	Tax (expense) or benefit
	$36	Net of Tax

Total reclassifications for the period	$548	Net of Tax

For the Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2,094)	COS
	(1,397)	SG&A
	(3,491)	Total before tax
	(3,799)	Tax (expense) or benefit
	$(7,290)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(76)	SG&A
Actuarial gains	4	SG&A
	(72)	Total before tax
	—	Tax (expense) or benefit
	$(72)	Net of tax

Total reclassifications for the period	$(7,362)	Net of tax

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

For the Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$808	COS
	465	SG&A
	1,273	Total before tax
	—	Tax (expense) or benefit
	$1,273	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(82)	SG&A
Actuarial gains	155	SG&A
	73	Total before tax
	—	Tax (expense) or benefit
	$73	Net of tax

Total reclassifications for the period	$1,346	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss.

14.	Related Party Transactions
Sale of Subsidiary
On March 29, 2013, the Company sold all of its common stock, totaling 1,287,000 shares, in its Sitel Belgium NV (“Belgium”) subsidiary to HV Management Consulting BVBA (“HVMC”), a company of which the controlling shareholder and chief executive officer is the former Belgium country manager and director, for a nominal price. During the six months ended June 30, 2013, the Company recorded a Loss on sale of subsidiary of $4,558 related to the Belgium sale in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
In addition to the sale of stock, the Company also agreed to provide support services and certain sub-contract services to HVMC and Belgium following the date of closing in order to assist in the transition. Certain information technology assets and employees were transitioned to another Company affiliate concurrently with the sale. The Company continues to provide these services as of June 30, 2014.
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
On February 13, 2013, we entered into an agreement with Mr. Garner and Emory pursuant to which we deferred payment of certain information technology service fees charged from February 1, 2012 through January 31, 2013 and amended such service agreements to reduce certain 2013 fees and provide for their ultimate termination. On January 30, 2014, we entered into a new agreement to defer payment of additional past due amounts of $46 and the remaining purchase price receivable of $398 owed to the Company by Emory and Mr. Garner related to the 2011 purchase of the NAFS Business. The Company also agreed to defer payment of the information technology service fees of $176 charged during 2013. These deferred payment amounts were added to the principal and accrued interest owed under the original note, which amounted to $193 as of December 31, 2013. The original note was amended and restated in the principal amount of $813 and is recorded in Other noncurrent assets at June 30, 2014 and December 31, 2013. The note is guaranteed by Mr. Garner on a recourse basis, and is due December 15, 2017. Mr. Garner’s guarantee is secured by a security interest in all of Mr. Garner’s preferred and common stock in the Company granted pursuant to a stock pledge agreement.

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
Information about the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas
Revenues	$212,783	$219,782	$423,611	$442,266
Gross margin	75,106	82,479	151,258	167,654
SG&A	47,998	49,512	96,054	99,531
Segment operating results	$27,108	$32,967	$55,204	$68,123
GM%	35.3%	37.5%	35.7%	37.9%
SG&A%	22.6%	22.5%	22.7%	22.5%
Op Results%	12.7%	15.0%	13.0%	15.4%

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EMEA
Revenues	$135,937	$129,137	$275,567	$271,719
Gross margin	36,129	35,845	73,153	76,086
SG&A	29,847	28,927	61,168	59,352
Segment operating results	$6,282	$6,918	$11,985	$16,734
GM%	26.6%	27.8%	26.5%	28.0%
SG&A%	22.0%	22.4%	22.2%	21.8%
Op Results%	4.6%	5.4%	4.3%	6.2%

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment operating results:
Americas	$27,108	$32,967	$55,204	$68,123
EMEA	6,282	6,918	11,985	16,734
Total	33,390	39,885	67,189	84,857

Corporate and other(1)	9,247	12,985	21,427	24,957
Depreciation and amortization	8,548	10,244	17,483	20,909
Restructuring and exit charges	12,532	1,986	15,804	5,302
Loss on sale of subsidiary	—	—	—	4,558
Other operating expense (income)(2)	455	(1,159)	179	441
Operating income	2,608	15,829	12,296	28,690
Interest and other financing costs, net	21,423	18,260	42,989	38,661
Loss before income taxes	$(18,815)	$(2,431)	$(30,693)	$(9,971)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Condensed Consolidated Statements of Comprehensive Loss for Loss (gain) on foreign currency transactions, (Gain) loss on disposal of assets, and Other income, net.

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
June 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$844	$23,207	$—	$24,051
Accounts receivable (net of allowance for doubtful accounts)	—	—	111,991	141,047	—	253,038
Prepaids and other current assets	296,714	433	212,044	319,789	(766,381)	62,599
Total current assets	296,714	433	324,879	484,043	(766,381)	339,688
Property and equipment, net	62	—	38,840	53,003	—	91,905
Goodwill	—	—	16,690	101,020	—	117,710
Other intangible assets, net	—	—	16,104	19,920	—	36,024
Deferred income taxes	—	—	4,558	26,383	—	30,941
Investments in affiliates	(487,038)	503,336	185,221	—	(201,519)	—
Other noncurrent assets	3,138	94,842	47,125	25,365	(133,042)	37,428
Total assets	$(187,124)	$598,611	$633,417	$709,734	$(1,100,942)	$653,696
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$103	$—	$7,315	$16,862	$—	$24,280
Accrued payroll and benefits	—	—	12,420	67,555	—	79,975
Accrued liabilities and other	132,883	431,130	86,475	201,648	(766,381)	85,755
Income taxes payable	107	4	290	6,697	—	7,098
Current portion of capital lease obligations	—	—	2,486	137	—	2,623
Total current liabilities	133,093	431,134	108,986	292,899	(766,381)	199,731
Long-term debt	—	668,234	—	49,769	—	718,003
Capital lease obligations	—	—	3,576	148	—	3,724
Deferred income taxes	—	—	3,796	—	—	3,796
Other noncurrent liabilities	—	3,122	13,723	164,856	(133,042)	48,659
Total liabilities	133,093	1,102,490	130,081	507,672	(899,423)	973,913
Series B PIK preferred stock	70,849	—	—	—	—	70,849
Series C PIK preferred stock, net of beneficial conversion feature	64,171	—	—	—	—	64,171
Series D PIK preferred stock	75,847	—	—	—	—	75,847
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,277	—	536	168,965	(169,501)	1,277
Additional paid-in capital	347,629	105,786	668,880	309,794	(1,084,460)	347,629
Accumulated deficit	(828,838)	(563,538)	(120,306)	(282,937)	966,781	(828,838)
Accumulated other comprehensive (loss) income, net of tax	(44,570)	(46,127)	(45,774)	6,240	85,661	(44,570)
Treasury shares, at cost	(9,247)	—	—	—	—	(9,247)
Total stockholders' (deficit) equity	(531,084)	(503,879)	503,336	202,062	(201,519)	(531,084)
Total liabilities and stockholders' (deficit) equity	$(187,124)	$598,611	$633,417	$709,734	$(1,100,942)	$653,696

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
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended June 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$101,914	$246,833	$—	$348,747
Operating expenses
Costs of services*	—	—	68,692	168,488	—	237,180
Selling, general, and administrative expenses*	4,379	40	22,520	60,485	—	87,424
Depreciation and amortization of property and equipment	61	—	2,877	5,610	—	8,548
Restructuring and exit charges	—	—	280	12,252	—	12,532
(Gain) loss on foreign currency transactions	(247)	(477)	(748)	2,072	—	600
Other, net	(5)	6	(71)	(75)	—	(145)
Operating (loss) income	(4,188)	431	8,364	(1,999)	—	2,608
Interest and other financing costs, net	—	19,063	1,408	952	—	21,423
Equity in earnings of subsidiaries	17,513	(554)	7,413	—	(24,372)	—
Loss before income taxes	(21,701)	(18,078)	(457)	(2,951)	24,372	(18,815)
Income tax (benefit) provision	(69)	—	(1,011)	3,897	—	2,817
Net (loss) income	(21,632)	(18,078)	554	(6,848)	24,372	(21,632)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0	2,761	1,949	2,302	2,425	(6,676)	2,761
Unrealized gain (loss) on derivative valuation, net of tax expense of $1,265	1,483	1,486	1,486	(15)	(2,957)	1,483
Reclassification of pension amounts realized in Net (loss) income, net of tax of $0	37	37	37	37	(111)	37
Comprehensive (loss) income	$(17,351)	$(14,606)	$4,379	$(4,401)	$14,628	$(17,351)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Six Months Ended June 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$210,872	$488,354	$—	$699,226
Operating expenses
Costs of services*	—	—	139,027	335,083	—	474,110
Selling, general, and administrative expenses*	12,705	78	46,343	120,228	—	179,354
Depreciation and amortization of property and equipment	148	—	5,846	10,966	—	16,960
Amortization of intangible assets	—	—	—	523	—	523
Restructuring and exit charges	—	—	465	15,339	—	15,804
(Gain) loss on foreign currency transactions	(147)	(377)	(2,212)	2,926	—	190
Other, net	(5)	6	31	(43)	—	(11)
Operating (loss) income	(12,701)	293	21,372	3,332	—	12,296
Interest and other financing costs, net	—	38,491	2,766	1,732	—	42,989
Equity in earnings of subsidiaries	25,728	(11,410)	4,678	—	(18,996)	—
(Loss) income before income taxes	(38,429)	(26,788)	13,928	1,600	18,996	(30,693)
Income tax provision	2,019	—	2,518	5,218	—	9,755
Net (loss) income	(40,448)	(26,788)	11,410	(3,618)	18,996	(40,448)
Other comprehensive income
Foreign currency translation adjustments, net of tax of $0	3,413	3,427	3,780	3,083	(10,290)	3,413
Unrealized gain on derivative valuation, net of tax benefit of $2,153	5,909	5,909	5,909	176	(11,994)	5,909
Reclassification of pension amounts realized in Net (loss) income, net of tax of $0	72	72	72	72	(216)	72
Comprehensive (loss) income	$(31,054)	$(17,380)	$21,171	$(287)	$(3,504)	$(31,054)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended June 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$101,135	$247,799	$—	$348,934
Operating expenses
Costs of services*	—	—	61,911	169,798	—	231,709
Selling, general, and administrative expenses*	7,910	32	20,383	62,000	—	90,325
Depreciation and amortization of property and equipment	105	—	2,731	5,791	—	8,627
Amortization of intangible assets	—	—	—	1,617	—	1,617
Restructuring and exit charges	—	—	127	1,859	—	1,986
Loss (gain) on foreign currency transactions	89	1,181	(1,395)	(794)	—	(919)
Other, net	54	—	(251)	(43)	—	(240)
Operating (loss) income	(8,158)	(1,213)	17,629	7,571	—	15,829
Interest and other financing costs, net	3	16,356	748	1,153	—	18,260
Equity in earnings of subsidiaries	(3,393)	(20,305)	(2,593)	—	26,291	—
(Loss) income before income taxes	(4,768)	2,736	19,474	6,418	(26,291)	(2,431)
Income tax provision (benefit)	103	—	(831)	3,168	—	2,440
Net (loss) income	(4,871)	2,736	20,305	3,250	(26,291)	(4,871)
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0	(10,663)	(10,001)	(10,001)	(10,925)	30,927	(10,663)
Unrealized loss on derivative valuation, net of tax of $0	(7,583)	(7,583)	(7,583)	(997)	16,163	(7,583)
Reclassification of pension amounts realized in Net (loss) income, net of tax of $0	(36)	(36)	(36)	(36)	108	(36)
Comprehensive (loss) income	$(23,153)	$(14,884)	$2,685	$(8,708)	$20,907	$(23,153)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Six Months Ended June 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$201,189	$512,807	$—	$713,996
Operating expenses
Costs of services*	—	—	121,198	349,457	—	470,655
Selling, general, and administrative expenses*	16,855	70	41,755	124,761	—	183,441
Depreciation and amortization of property and equipment	212	—	5,526	11,937	—	17,675
Amortization of intangible assets	—	—	—	3,234	—	3,234
Restructuring and exit charges	—	—	545	4,757	—	5,302
Loss (gain) on foreign currency transactions	9	1,231	731	(1,028)	—	943
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other, net	117	—	(251)	(368)	—	(502)
Operating (loss) income	(17,193)	(1,301)	31,685	15,499	—	28,690
Interest and other financing costs, net	8	34,910	1,510	2,233	—	38,661
Equity in earnings of subsidiaries	(3,462)	(38,514)	(7,300)	—	49,276	—
(Loss) income before income taxes	(13,739)	2,303	37,475	13,266	(49,276)	(9,971)
Income tax provision (benefit)	207	—	(1,039)	4,807	—	3,975
Net (loss) income	(13,946)	2,303	38,514	8,459	(49,276)	(13,946)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(9,532)	(8,407)	(8,407)	(9,220)	26,034	(9,532)
Unrealized (loss) gain on derivative valuation, net of tax expense of $598	(6,158)	(6,158)	(6,158)	354	11,962	(6,158)
Reclassification of pension amounts realized in Net (loss) income, net of tax of $0	(73)	(73)	(73)	(73)	219	(73)
Comprehensive (loss) income	$(29,709)	$(12,335)	$23,876	$(480)	$(11,061)	$(29,709)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(40,448)	$(26,788)	$11,410	$(3,618)	$18,996	$(40,448)
Undistributed equity in earnings of subsidiaries	25,728	(11,410)	4,678	—	(18,996)	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	148	—	5,846	11,489	—	17,483
Deferred income taxes	1,980	—	2,153	564	—	4,697
Non-cash derivative activity	—	469	2,585	782	—	3,836
Amortization of debt issue costs and original issue discount	—	2,516	—	109	—	2,625
Other non-cash items, net	119	—	(987)	283	—	(585)
Change in book overdrafts	—	—	(2,501)	(637)	—	(3,138)
Changes in operating assets and liabilities, net	(62,342)	55,758	(18,273)	19,782	—	(5,075)
Net cash (used in) provided by operating activities	(74,815)	20,545	4,911	28,754	—	(20,605)
Cash flows from investing activities
Purchases of property and equipment	(5)	—	(4,712)	(12,030)	—	(16,747)
Proceeds from disposition of property and equipment	—	—	1,199	9	—	1,208
Net cash used in investing activities	(5)	—	(3,513)	(12,021)	—	(15,539)
Cash flows from financing activities
Proceeds from issuance of Series D Preferred Stock, net	74,820	—	—	—	—	74,820
Payments on long-term debt and capital lease obligations	—	(231,371)	(690)	(7,814)	—	(239,875)
Proceeds from long-term debt	—	213,371	—	7,330	—	220,701
Payment of interest rate swap, net	—	(1,826)	—	—	—	(1,826)
Payments of debt issue costs	—	(719)	—	—	—	(719)
Net cash provided by (used in) financing activities	74,820	(20,545)	(690)	(484)	—	53,101
Effect of exchange rate on cash and cash equivalents	—	—	—	(272)	—	(272)
Net change in cash and cash equivalents	—	—	708	15,977	—	16,685
Cash and cash equivalents
Beginning of period	—	—	136	7,230	—	7,366
End of period	$—	$—	$844	$23,207	$—	$24,051

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
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 40 languages through a network of approximately 110 customer contact centers and related facilities in 23 countries. We have approximately 41,600 employees based in the Americas and approximately 15,800 employees based in EMEA. Our blend of domestic, near-shore, and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
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
Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2014	2013
Statement of Operations Data:
Revenues:
Americas	$212,783	$219,782	$(6,999)	(3.2)%	(1.6)%	$(3,439)
EMEA	135,937	129,137	6,800	5.3%	(0.2)%	7,090
Other	27	15	12	80.0%	na	—
Total revenues	348,747	348,934	(187)	(0.1)%	(1.1)%	3,651
Operating expenses:
Costs of services:
Americas	137,677	137,303	374	0.3%	2.2%	(2,676)
EMEA	99,808	93,292	6,516	7.0%	1.3%	5,338
Other	(305)	1,114	(1,419)	(127.4)%	0.3%	(1,422)
Total costs of services	237,180	231,709	5,471	2.4%	1.8%	1,240
Selling, general and administrative expenses:
Americas	47,998	49,512	(1,514)	(3.1)%	(0.5)%	(1,281)
EMEA	29,847	28,927	920	3.2%	(2.2)%	1,559
Other	9,579	11,886	(2,307)	(19.4)%	(18.3)%	(126)
Total selling, general and administrative expenses	87,424	90,325	(2,901)	(3.2)%	(3.4)%	152
Depreciation and amortization of property and equipment	8,548	8,627	(79)	(0.9)%	na	na
Amortization of intangible assets	—	1,617	(1,617)	(100.0)%	na	na
Restructuring and exit charges	12,532	1,986	10,546	531.0%	na	na
Loss (gain) on foreign currency transactions	600	(919)	1,519	165.3%	na	na
(Gain) loss on disposal of assets	(86)	30	(116)	(386.7)%	na	na
Other income, net	(59)	(270)	211	78.1%	na	na
Operating income	2,608	15,829	(13,221)	(83.5)%	na	na
Interest and other financing costs, net	21,423	18,260	3,163	17.3%	na	na
Loss before income taxes	(18,815)	(2,431)	(16,384)	(674.0)%	na	na
Income tax provision	2,817	2,440	377	15.5%	na	na
Net income	$(21,632)	$(4,871)	$(16,761)	(344.1)%	na	na
Revenues
We reported Revenues of $348,747 for the three months ended June 30, 2014, a decrease of $187, compared to $348,934 for the three months ended June 30, 2013. Excluding the $3,651 impact of foreign exchange translation, Revenues decreased $3,838 in the second quarter of 2014, compared to the second quarter of 2013. Revenues decreased in the second quarter of 2014 (excluding the impact of foreign exchange translation) primarily due to $27,300 of attrition, of which $19,500 related to the Americas and $7,800 related to EMEA. These decreases were partially offset by revenue from new clients of $16,800, with $11,500 attributable to the Americas and $5,300 attributable to EMEA. In addition, net growth of existing client campaigns was $6,600, of which $4,400 related to Americas and $2,200 related to EMEA.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Costs of Services
Costs of services were $237,180 for the three months ended June 30, 2014, an increase of $5,471, compared to $231,709 for the three months ended June 30, 2013. Excluding the impact of foreign exchange translation of $1,240, Costs of services increased $4,231 during the three months ended June 30, 2014, as compared to the same period of 2013. The increase in Costs of services was driven by the cost to ramp new business, changes in pricing, and changes in the client and geographic mix of Revenues.
SG&A
SG&A expenses were $87,424 for the three months ended June 30, 2014, a decrease of $2,901, compared to $90,325 for the three months ended June 30, 2013. Excluding the impact of foreign currency translation of $152, SG&A decreased $3,053 during the three months ended June 30, 2014, compared to the same period of 2013. The decrease was primarily related to SG&A initiatives around employee and consultant expenses.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $8,548 for the three months ended June 30, 2014, a decrease of $79 or 0.9%, as compared to $8,627 for the three months ended June 30, 2013.
Amortization of Intangible Assets
Amortization of intangible assets was $0 for the three months ended June 30, 2014, compared to $1,617 for the three months ended June 30, 2013. The decrease is due to the customer relationship intangibles becoming fully amortized during the first quarter of 2014.
Restructuring and Exit Charges
Given the nature of the industry we operate in, we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges were $12,532 for the three months ended June 30, 2014, an increase of $10,546, as compared to $1,986 for the three months ended June 30, 2013. Restructuring charges for the second quarter of 2014 included severance costs of $11,864 and site closure costs of $668, which are primarily ongoing lease and other contractual obligations.
During the three months ended June 30, 2014, 846 positions were eliminated and two sites were closed, resulting in total restructuring charges of $11,864 and estimated annualized savings of $1,097. The remaining accrual for 2014 severance-related activities of $8,204 is expected to be paid during the remainder of 2014 and the remaining facility exit costs accrual of $757 is expected to be paid during the remainder of 2014 through the year 2015 as the related leases expire.
In the second quarter of 2014, we recognized expense of $904 relating to restructuring activities that were initiated in 2013 and prior years. These activities are expected to be completed by the end of 2017 as the related leases expire. The remaining accrual for severance-related activities of $733 is expected to be paid by the end of 2014, and the remaining accrual for facility exit costs of $2,251 is expected to be paid during the remainder of 2014 through 2017 as the related leases expire.
(Gain) Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $600 for the three months ended June 30, 2014, compared to a gain of $919 for the three months ended June 30, 2013. The variance is attributable to foreign currency rate fluctuations, primarily related the strengthening of the U.S. Dollar and the British Pound Sterling against the Euro, partially offset by the aforementioned out of period adjustment during the three months ended June 30, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

(Gain) Loss on Disposal of Assets
We recognized a gain on disposal of assets of $86 for the three months ended June 30, 2014, compared to a loss of $30 for the three months ended June 30, 2013. The gain during the three months ended June 30, 2013 was primarily related to disposal of assets in the Americas.
Interest and Other Financing Costs, Net
Interest and other financing costs were $21,423 for the three months ended June 30, 2014, an increase of $3,163, compared to $18,260 for the three months ended June 30, 2013. The increase was primarily attributable to non-cash mark-to-market losses related to our interest rate swap for the three months ended June 30, 2014 as compared to gains during the same period of 2013.
Income Tax Provision
The provision for income taxes was $2,817 for the three months ended June 30, 2014, compared to a provision of $2,440 for the three months ended June 30, 2013. The increase in tax expense resulted primarily from an increase in the tax reserves by $991 related to foreign uncertain tax positions recorded during the three months ended June 30, 2014 offset by a tax benefit of $1,265 recorded during the same period from changes in the intra-period allocation to continuing operations in addition to changes in the regional mix of pre-tax book income.
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
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

	Six Months Ended June 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2014	2013
Statement of Operations Data:
Revenues:
Americas	$423,611	$442,266	$(18,655)	(4.2)%	(1.9)%	$(10,181)
EMEA	275,567	271,719	3,848	1.4%	(3.1)%	12,389
Other	48	11	37	336.4%	na	—
Total revenues	699,226	713,996	(14,770)	(2.1)%	(2.4)%	2,208
Operating expenses:
Costs of services:
Americas	272,353	274,612	(2,259)	(0.8)%	1.7%	(7,011)
EMEA	202,414	195,633	6,781	3.5%	(1.3)%	9,314
Other	(657)	410	(1,067)	(260.2)%	(5.1)%	(1,046)
Total costs of services	474,110	470,655	3,455	0.7%	0.5%	1,257
Selling, general and administrative expenses:
Americas	96,054	99,531	(3,477)	(3.5)%	(0.5)%	(2,958)
EMEA	61,168	59,352	1,816	3.1%	(1.6)%	2,741
Other	22,132	24,558	(2,426)	(9.9)%	(13.1)%	787
Total selling, general and administrative expenses	179,354	183,441	(4,087)	(2.2)%	(2.5)%	570
Depreciation and amortization of property and equipment	16,960	17,675	(715)	(4.0)%	na	na
Amortization of intangible assets	523	3,234	(2,711)	(83.8)%	na	na
Restructuring and exit charges	15,804	5,302	10,502	198.1%	na	na
Loss on foreign currency transactions	190	943	(753)	(79.9)%	na	na
Loss on sale of subsidiary	—	4,558	(4,558)	(100.0)%	na	na
Loss (gain) on disposal of assets	27	(209)	236	112.9%	na	na
Other income, net	(38)	(293)	255	87.0%	na	na
Operating income	12,296	28,690	(16,394)	(57.1)%	na	na
Interest and other financing costs, net	42,989	38,661	4,328	11.2%	na	na
Loss before income taxes	(30,693)	(9,971)	(20,722)	(207.8)%	na	na
Income tax provision	9,755	3,975	5,780	145.4%	na	na
Net loss	$(40,448)	$(13,946)	$(26,502)	(190.0)%	na	na
Revenues
We reported Revenues of $699,226 for the six months ended June 30, 2014, a decrease of $14,770, compared to $713,996 for the three months ended June 30, 2013. Excluding the $2,208 impact of foreign exchange translation, Revenues decreased $16,978 in the first six months of 2014, compared to the first six months of 2013. Revenues decreased in the first six months of 2014 (excluding the impact of foreign exchange translation) primarily due to $69,300 of attrition, of which $43,700 related to the Americas and $25,600 related to EMEA. These decreases were partially offset by revenue from new clients of $37,700, with

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

$25,600 attributable to the Americas and $12,100 attributable to EMEA. In addition, net growth of existing client campaigns was $14,500, of which $9,600 related to Americas and $4,900 related to EMEA.
Costs of Services
Costs of services were $474,110 for the six months ended June 30, 2014, an increase of $3,455, compared to $470,655 for the six months ended June 30, 2013. Excluding the impact of foreign exchange translation of $1,257, Costs of services increased $2,198 during the six months ended June 30, 2014, as compared to the same period of 2013. The increase in Costs of services was driven by the cost to ramp new business, changes in pricing, and changes in the client and geographic mix of Revenues.
SG&A
SG&A expenses were $179,354 for the six months ended June 30, 2014, a decrease of $4,087, compared to $183,441 for the six months ended June 30, 2013. Excluding the impact of foreign currency translation of $570, SG&A decreased $4,657 during the six months ended June 30, 2014, compared to the same period of 2013. The decrease was primarily related to SG&A initiatives around employee, consultant, facility, and telecommunication expenses.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $16,960 for the six months ended June 30, 2014, a decrease of $715 or 4.0%, as compared to $17,675 for the six months ended June 30, 2013. The decrease is primarily driven from assets in the Americas becoming fully depreciated during 2013.
Amortization of Intangible Assets
Amortization of intangible assets was $523 for the six months ended June 30, 2014, a decrease of $2,711, or 83.8%, compared to $3,234 for the six months ended June 30, 2013. The decrease is primarily related to the customer relationship intangibles becoming fully amortized during the first quarter of 2014 resulting in no amortization expense recorded during the second quarter of 2014.
Restructuring and Exit Charges
Given the nature of the industry we operate in, we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges were $15,804 for the six months ended June 30, 2014, an increase of $10,502, as compared to $5,302 for the six months ended June 30, 2013. Restructuring charges for the first six months of 2014 included severance costs of $13,883 and site closure costs of $1,921, which are primarily ongoing lease and other contractual obligations.
During the six months ended June 30, 2014, 1,373 positions were eliminated and two sites were closed, resulting in total restructuring charges of $12,638 and estimated annualized savings of $2,482. The remaining accruals for 2014 severance-related activities of $8,204 is expected to be paid during the remainder of 2014 and the remaining facility exit costs accrual of $757 is expected to be paid during the remainder of 2014 through the year 2015 as the related leases expire.
In the first six months of 2014, we recognized expense of $1,793 relating to restructuring activities that were initiated in 2013 and prior years. These activities are expected to be completed by the end of 2017 as the related leases expire. The remaining accrual for severance-related activities of $733 is expected to be paid by the end of 2014, and the remaining accrual for facility exit costs of $2,251 is expected to be paid during the remainder of 2014 through 2017 as the related leases expire.
Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $190 for the six months ended June 30, 2014, compared to a loss of $943 for the six months ended June 30, 2013. The variance is attributable to foreign currency rate fluctuations, primarily

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

related the strengthening of the U.S. Dollar and the British Pound Sterling against the Euro, partially offset by the aforementioned out of period adjustment during the three months ended June 30, 2014.
Loss (Gain) on Disposal of Assets
We recognized a loss on disposal of assets of $27 for the six months ended June 30, 2014, compared to a gain of $209 for the six months ended June 30, 2013. The gain during the six months ended June 30, 2013 was primarily related to disposal of assets in the Americas.
Interest and Other Financing Costs, Net
Interest and other financing costs were $42,989 for the six months ended June 30, 2014, an increase of $4,328, compared to $38,661 for the six months ended June 30, 2013. The increase was primarily attributable to non-cash mark-to-market losses related to our interest rate swap for the six months ended June 30, 2014 as compared to gains during the same period of 2013.
Income Tax Provision
The provision for income taxes was $9,755 for the six months ended June 30, 2014, compared to a provision of $3,975 for the six months ended June 30, 2013. The increase in tax expense resulted primarily from tax expense in jurisdictions that were not taxable through the second quarter of 2013 due to valuation allowances in place at that time. We also recognized additional tax expense primarily resulting from changes in the intra-period allocation to continuing operations of $2,153 recorded during the six months ended June 30, 2014 compared to a tax benefit of $598 recorded in the same period of 2013, and tax expense of $1,682 related to foreign uncertain tax positions and tax audits recorded during the six months ended June 30, 2014 compared to a tax benefit of $356 recorded in the same period of 2013.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). Through the second quarter of 2014, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $1,646 against Other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges that are designated as accounting hedges and an offsetting non-cash income tax benefit of $1,646 in continuing operations. Also during the first quarter of 2014, the 2013 hedge portfolio was fully settled resulting in the reversal of previously recorded tax benefits resulting in non-cash income tax expense of $3,799.
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
Client Concentration
Our ten largest clients represented approximately 37.2% and 36.9%, respectively, of our revenues for the three and six months ended June 30, 2014, as compared to 37.0% and 36.6%, respectively, for the comparable periods in 2013. No client accounted for more than 10% of our total revenues during these periods.
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
Cash Flows
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Six Months Ended June 30,		(Decrease) to
			Net Cash Flow
	2014	2013	Amount
Cash provided by (used in):
Operating activities	$(20,605)	$27,251	$(47,856)
Investing activities	(15,539)	(12,202)	3,337
Financing activities	53,101	(17,635)	70,736
Operating Activities.    Cash used in operations was $20,605 during the six months ended June 30, 2014, compared to a source of cash of 27,251 during the six months ended June 30, 2013. The $47,856 decrease compared to the same period in 2013 was primarily driven by an increase in Net loss. In addition, there was decrease in cash from the changes in working capital as a result of an increase in Accounts receivable. The increase in Accounts receivable was due to the timing of cash receipts in the current quarter as compared to prior year.
Investing Activities.    Cash used in investing activities was $15,539 during the six months ended June 30, 2014 compared to $12,202 during the comparable period in 2013. The $3,337 increase was primarily due to increases in capital expenditures partially offset by an the disposition of an asset held for sale in the Americas during the six months ended June 30, 2014.
Financing Activities.    Cash provided by financing activities was $53,101 during the six months ended June 30, 2014, compared to a use of cash of $17,635 during the same period in 2013. The $70,736 increase was primarily due to the issuance of Series D Preferred Stock during the six months ended June 30, 2014.
Cash Position, Working Capital and Indebtedness
As of June 30, 2014, our total Cash and cash equivalents were $24,051 and we had total indebtedness of $724,350. Working capital was $139,957 at June 30, 2014, compared to $112,113 at December 31, 2013, while adjusted working capital (defined as current assets (excluding Cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts)) was $114,364 at June 30, 2014, compared to $105,965 at December 31, 2013, an increase of $8,399. Adjusted working capital is a non-GAAP measure. See "Non-GAAP Measures" for a reconciliation of this non-GAAP measure.

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
As of June 30, 2014, we had an aggregate of $227,741 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $227,741 of Term Loans and $0 of Revolvers. Our Term Loans consisted of $177,973 outstanding on the U.S. term loan, $29,833 outstanding on the Euro term loan, and $19,935 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $2,043 as of that date. As of June 30, 2014, we had $59,207 available for additional borrowings under our Revolvers.
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
For the six months ended June 30, 2014, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.60%. The weighted average rate on the Revolvers was 8.24% for the same period. Specified interest rates for the Euro term loan and British pound sterling term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of June 30, 2014. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout the next twelve months.
Off-Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At June 30, 2014, the future lease commitments relating to our operating leases were $122,822. We utilize standby

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

letters of credit to support primarily workers’ compensation policy requirements and certain operating leases. These obligations will expire at various dates through June 2015, and are renewed as required. The outstanding commitment on these obligations at June 30, 2014 was $2,043.
Non-GAAP Measures
We use Adjusted working capital and Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation as non-GAAP measures.
The computation of Adjusted working capital is as follows:

	June 30, 2014	December 31, 2013
Working capital (a)	$139,957	$112,113
Adjustments:
Cash and cash equivalents	(24,051)	(7,366)
Restricted cash	(4,552)	(4,312)
Current portion of capital lease obligations	2,623	2,005
Book overdrafts	387	3,525
Total adjustments	(25,593)	(6,148)
Adjusted working capital	$114,364	$105,965
(a) Defined as current assets less current liabilities from the Condensed Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance.
The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

	Three Months Ended June 30,
	2014	2013	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$348,747	$348,934	$(187)	(0.1)%	(1.1)%	$3,651	$(3,838)
Total costs of services	237,180	231,709	5,471	2.4%	1.8%	1,240	4,231
Total SG&A	87,424	90,325	(2,901)	(3.2)%	(3.4)%	152	(3,053)

	Six Months Ended June 30,
	2014	2013	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$699,226	$713,996	$(14,770)	(2.1)%	(2.4)%	$2,208	$(16,978)
Total costs of services	474,110	470,655	3,455	0.7%	0.5%	1,257	2,198
Total SG&A	179,354	183,441	(4,087)	(2.2)%	(2.5)%	570	(4,657)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2014. As of June 30, 2014, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 30, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(in thousands of U.S. dollars, except share and per share data)

On June 9, 2014, we completed the sale of $75,000 of newly authorized 16% Cumulative Participating Preferred Stock, Series D (the "Series D Preferred Stock") at $1,000 per share to certain existing shareholders of the Corporation, led by Onex Clientlogic Holdings LLC in continuation of its support to fund sales growth, invest in our clients, and execute ongoing cost initiatives. Holders of the Series D Preferred Stock will be entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors. The series has a mandatory redemption date of July 2, 2018 for cash and the right to be converted, at any time through the redemption date at the option of the holder, into the Company's Class A Voting Common Stock (initially at $0.77 per share), in settlement of these obligations (including all accumulated and unpaid dividends through the redemption date).
The following table presents shareholder participation in the sale:

Name	Shares Purchased
Onex ClientLogic Holdings LLC	73,682
Other existing shareholders (six in total)	1,318
The Series D Preferred Stock was offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

a)	Exhibits

No.	Exhibit Description
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. 1350
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SITEL Worldwide Corporation

Date:	August 7, 2014	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)