Form 10-Q
period 2014-09-30
SITEL Worldwide Corp
filed 2014-11-05
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 900
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	October 31, 2014
Class A, $0.01 par value	38,203,599
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$15,862	$7,366
Accounts receivable (net of allowance for doubtful accounts of $2,567 and $2,081, respectively)	265,046	242,472
Prepaids and other current assets	62,311	53,832
Total current assets	343,219	303,670
Property and equipment, net	89,976	89,662
Goodwill	117,708	117,709
Other intangible assets, net	36,024	36,547
Deferred income taxes	29,241	35,975
Other noncurrent assets	34,402	36,658
Total assets	$650,570	$620,221
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$22,242	$20,161
Accrued payroll and benefits	90,168	76,646
Accrued liabilities and other	90,844	85,235
Income taxes payable	7,821	7,510
Current portion of capital lease obligations	2,761	2,005
Total current liabilities	213,836	191,557
Long-term debt	716,165	734,614
Capital lease obligations	3,502	3,125
Deferred income taxes	3,710	3,828
Other noncurrent liabilities	43,050	51,202
Total liabilities	980,263	984,326

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	September 30, 2014	December 31, 2013
Commitments and contingencies (see Note 10)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at September 30, 2014 and December 31, 2013	72,976	66,982
Series C, $0.01 par value; 28,881 shares issued and outstanding at September 30, 2014 and December 31, 2013	66,722	59,056
Series D, $0.01 par value; 75,000 shares issued and outstanding at September 30, 2014 and none issued at December 31, 2013	78,858	—
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at September 30, 2014 and December 31, 2013	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 41,718,810 shares (including 9,040,858 restricted shares) and 40,699,602 shares (including 8,268,358 restricted shares) issued at September 30, 2014 and December 31, 2013, respectively; 38,176,187 shares and 38,234,495 shares outstanding at September 30, 2014 and December 31, 2013, respectively	327	325
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at September 30, 2014 and December 31, 2013	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at September 30, 2014 and December 31, 2013	68	68
Additional paid-in capital	342,331	357,518
Accumulated deficit	(832,952)	(788,390)
Accumulated other comprehensive loss, net of tax	(49,947)	(53,964)
Treasury shares, at cost	(11,623)	(9,247)
Total stockholders’ deficit	(548,249)	(490,143)
Total liabilities and stockholders’ deficit	$650,570	$620,221
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$359,089	$353,368	$1,058,315	$1,067,364
Operating expenses
Costs of services*	240,388	231,089	714,498	701,744
Selling, general, and administrative expenses*	86,189	91,072	265,543	274,513
Depreciation and amortization of property and equipment	9,510	8,674	26,470	26,349
Amortization of intangible assets	—	1,592	523	4,826
Restructuring and exit charges	2,853	1,430	18,657	6,732
Loss (gain) on foreign currency transactions	3,607	(979)	3,797	(36)
Loss on sale of subsidiary	—	—	—	4,558
Impairment and loss (gain) on disposal of assets	674	(501)	701	(710)
Other (income) expense, net	(81)	4	(119)	(289)
Operating income	15,949	20,987	28,245	49,677
Interest and other financing costs, net	19,678	21,200	62,667	59,861
Loss before income taxes	(3,729)	(213)	(34,422)	(10,184)
Income tax provision (benefit)	385	(9,438)	10,140	(5,463)
Net (loss) income	(4,114)	9,225	(44,562)	(4,721)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax if $0	(3,965)	63	(552)	(9,469)
Unrealized (loss) gain on derivative valuation, net of tax expense (benefit) of $30, $0, $(2,123) and $598, respectively	(1,451)	(831)	4,458	(6,989)
Reclassification of pension amounts realized in Net (loss) income, net of tax benefit of $3, $0, $3, and $0, respectively	39	(32)	111	(105)
Total other comprehensive (loss) income	(5,377)	(800)	4,017	(16,563)
Comprehensive (loss) income	$(9,491)	$8,425	$(40,545)	$(21,284)
* Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

-- Schedule 1 --

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2013	40,699,602	88,281,647	6,751,263	$325	$882	$68	$357,518	$(788,390)	$(429,597)
Restricted shares granted	880,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(107,500)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	2,376	—	2,376
Non-cash stock granted	246,708	—	—	2	—	—	135	—	137
Preferred B, C, and D stock accretion and BCF	—	—	—	—	—	—	(17,698)	—	(17,698)
Net loss	—	—	—	—	—	—	—	(44,562)	(44,562)
Balances at September 30, 2014	41,718,810	88,281,647	6,751,263	$327	$882	$68	$342,331	$(832,952)	$(489,344)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

-- Schedule 2 --

		Accumulated Other Comprehensive Loss
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/ Other	Unrealized Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2013	$(429,597)	$(40,007)	$(1,632)	$(12,325)	$2,665	9,192,380	$(9,247)	$(490,143)
Purchase of treasury stock	2,376	—	—	—	—	1,077,516	(2,376)	—
Non-cash stock granted	137	—	—	—	—	—	—	137
Preferred B, C, and D stock accretion and BCF	(17,698)	—	—	—	—	—	—	(17,698)
Reclassification of pension amounts realized in net loss, net of tax benefit of $3	—	—	111	—	—	—	—	111
Unrealized gain on derivative, net of tax benefit of $2,123	—	—	—	4,458	—	—	—	4,458
Net loss	(44,562)	—	—	—	—	—	—	(44,562)
Foreign currency translation adjustment, net of tax of $0	—	(552)	—	—	—	—	—	(552)
Balances at September 30, 2014	$(489,344)	$(40,559)	$(1,521)	$(7,867)	$2,665	10,269,896	$(11,623)	$(548,249)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(44,562)	$(4,721)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	26,993	31,175
Deferred income taxes	4,779	(8,484)
Non-cash derivative activity	5,513	6,071
Amortization of debt issue costs and original issue discount	3,952	3,645
Amortization of deferred training revenue, net of costs	(1,645)	(3,793)
Impairment of property and equipment and other long-term assets	446	—
Loss on sale of subsidiary	—	4,558
Other non-cash items, net	454	(1,175)
Change in book overdrafts	(3,145)	(945)
Changes in operating assets and liabilities, net	(10,972)	15,990
Net cash (used in) provided by operating activities	(18,187)	42,321
Cash flows from investing activities
Purchases of property and equipment	(26,136)	(18,576)
Proceeds from disposition of property and equipment	1,219	275
Net cash used in investing activities	(24,917)	(18,301)
Cash flows from financing activities
Proceeds from issuance of Series D Preferred Stock, net	74,820	—
Payments on long-term debt and capital lease obligations	(287,560)	(581,996)
Proceeds from long-term debt	267,801	560,632
Payment of interest rate swap, net	(2,757)	(2,688)
Payments of debt issue costs	(719)	(16)
Net cash provided by (used in) financing activities	51,585	(24,068)
Effect of exchange rate on cash and cash equivalents	15	95
Net change in cash and cash equivalents	8,496	47
Cash and cash equivalents:
Beginning of period	7,366	12,245
End of period	$15,862	$12,292
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
Out of Period Adjustments
During the nine months ended September 30, 2014, we identified prior period accounting errors related to the understatement of an accrued liability, the overstatement of certain deposits, and the overstatement of foreign currency transaction losses. The errors were not material to prior years' financial statements and are not expected to be material to the 2014 results. Therefore, we recorded the error corrections in the same quarters they were identified, which increased Loss before income taxes and Net loss by $961 and $625, respectively, for the first quarter of 2014 and decreased Loss before income taxes and Net loss by $1,400 for the second quarter of 2014. The aggregate impact of the corrections for the nine months ended September 30, 2014 was a $439 decrease in Loss before income taxes and a $775 decrease in Net loss.

2.	Property and Equipment
The composition of Property and equipment is as follows:

	September 30, 2014	December 31, 2013
Land	$3,554	$3,554
Buildings and improvements	26,458	26,219
Leasehold improvements	70,835	64,506
Computer software	49,828	46,850
Equipment	181,383	171,259
Furniture and fixtures	30,607	29,834
Total original cost	362,665	342,222
Less: Accumulated depreciation	(280,205)	(261,635)
Net, excluding construction in progress	82,460	80,587
Construction in progress	7,516	9,075
Property and equipment, net	$89,976	$89,662
Depreciation expense was $9,510 and $26,470 for the three and nine months ended September 30, 2014, compared to $8,674 and $26,349 for the same periods in 2013.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

3.	Goodwill and Other Intangible Assets
The carrying amount of Goodwill decreased $1 during the nine months ended September 30, 2014, due to foreign currency translation.
The following table presents our Other intangible assets as of September 30, 2014:

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
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $0 and $523 for the three and nine months ended September 30, 2014, respectively. Amortization expense for the same periods of 2013 was $1,592 and $4,826, respectively. We do not expect additional amortization expense to be recognized during the remainder of the year ended December 31, 2014.

4.	Restructuring and Exit Activities
Given the nature of the industry we operate in, we evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Restructuring expense during the three months ended September 30, 2014 for activities initiated in 2014 was $2,260, of which $2,112 related to severance costs and $148 related to facility exit costs. Restructuring expense during the nine months ended September 30, 2014 for activities initiated in 2014 was $16,271, of which $14,750 related to severance costs and $1,521 related to facility exit costs. For these activities, the remaining severance-related accrual of $5,479 is expected to be paid during the remainder of 2014 and the remaining facility exit costs accrual of $868 is expected to be paid during the remainder of 2014 through the year 2016 as the related leases expire.
Restructuring expense during the three months ended September 30, 2014 for activities initiated prior to 2014 was $593, of which $388 related to severance costs and $205 related to facility exit costs. Restructuring expense during the nine months ended September 30, 2014 for activities initiated prior to 2014 was $2,386, of which $1,633 related to severance costs and $753 related to facility exit costs. For these activities, the remaining severance-related accrual of $663 is expected to be paid by the end of 2014, and the remaining accrual for facility exit costs of $2,081 is expected to be paid during the remainder of 2014 through the year 2017 as the related leases expire. Total expected expenses during the remainder of 2014 relating to restructuring activities already initiated as of September 30, 2014 are $2,518.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activities initiated in 2014 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2013	$—	$—	$—
Costs accrued (offset was to expense)	14,750	1,521	16,271
Cash payments	(8,897)	(603)	(9,500)
Foreign exchange and other	(374)	(50)	(424)
September 30, 2014	$5,479	$868	$6,347
Current portion of restructuring included in Accrued liabilities and other	$5,475	$868	$6,343
Long-term portion of restructuring included in Other noncurrent liabilities	$4	$—	$4
Restructuring expense during the three and nine months ended September 30, 2014 for activities initiated in 2014 was $1,408 and $13,365 for EMEA and $852 and $2,906 for the Americas, respectively.
The liability for restructuring activities initiated in 2013 and prior years consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2013	$1,293	$3,235	$4,528
Costs accrued (offset was to expense)	1,247	753	2,000
Cash payments	(1,763)	(1,813)	(3,576)
Foreign exchange and other	(114)	(94)	(208)
September 30, 2014	$663	$2,081	$2,744
Current portion of restructuring included in Accrued liabilities and other	$663	$1,249	$1,912
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$832	$832

Activity not reflected within the restructuring liability:
Costs expensed	$386	$—	$386
Cash payments	$(30)	$—	$(30)
Restructuring expense during the three and nine months ended September 30, 2014 for activities initiated in 2013 and prior years was $426 and $1,141 for EMEA and $167 and $1,245 for the Americas, respectively. As of September 30, 2014, cumulative restructuring costs related to such activities are $14,848, of which $7,761 relates to EMEA and $7,087 relates to the Americas.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

5.	Long-Term Debt
The composition of Long-term debt is as follows:

	September 30, 2014	December 31, 2013
Senior Notes	$295,771	$295,073
Senior Secured Notes	195,089	194,045
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	—	18,000
Canadian revolver	—	—
Term Loans:
U.S. dollar term loan	177,973	177,973
Euro term loan	28,130	30,191
British pound sterling term loan	19,202	19,332
Total debt	716,165	734,614
Less: Debt maturing within one year	—	—
Total long-term debt	$716,165	$734,614
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
Senior Secured Credit Facility
The Company's Senior Secured Credit Facility initially provided for available borrowings in an aggregate amount of $760,000. Components of the Senior Secured Credit Facility are (1) the $675,000 aggregate principal amount term loans, including a $550,000 U.S. dollar loan, a €51,447 Euro loan, and a £30,000 British pound sterling loan (collectively, the "Term Loans"), and (2) the $85,000 aggregate principal amount revolvers, consisting of a $75,000 U.S. revolver and a $10,000 Canadian revolver (made available in Canadian dollars) (collectively, the "Revolvers"). In January 2013, the non-extended portion of our U.S. revolver expired, reducing the borrowing capacity under the Revolvers to $61,250 from $85,000.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

All Term Loans mature on January 30, 2017 and amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 7.25%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 6.25%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 7.25%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 7.25%. We have an interest rate swap agreement for the notional amount of $175,000 against our Term Loans that is based on a rate of 2.315% versus three month LIBOR.
The Revolvers mature on January 30, 2016. A commitment fee is payable quarterly at 1.00% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 7.25%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 6.25%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 7.25%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 6.25%. At September 30, 2014 and December 31, 2013, we had $59,244 and $42,242 available under the Revolvers after utilizing $2,006 and $1,008 for letters of credit outstanding.
Borrowings under the Senior Secured Credit Facility are collateralized by interests granted on a substantial portion of our worldwide assets and are guaranteed by certain subsidiary guarantors.
The Senior Secured Credit Facility also contains customary affirmative and negative covenants such as restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates. Under the Senior Secured Credit Facility, we are required to comply with certain financial covenants on a quarterly and annual basis. During the first quarter of 2014, we executed the sixth amendment to our Senior Secured Credit Facility (the "Sixth Amendment"), which decreased the Minimum Interest Coverage Ratio and increased the maximum permitted Senior Secured Leverage Ratio, effective the first quarter of 2014. We paid debt issuance and other financing costs of $1,499 during the first nine months of 2014 related to the Sixth Amendment, of which $719 were deferred and recorded in Other noncurrent assets to be amortized over the remaining term of the facility.
Future maturities of the Company's outstanding Long-term debt as of September 30, 2014 are summarized as follows:

2014	$—
2015	—
2016	—
2017	425,305
2018	300,000
2019 and thereafter	—
Total debt payments	725,305
Less amount representing unamortized debt discount	(9,140)
Total debt balance at September 30, 2014	$716,165

6.	Redeemable Preferred Stock
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Series B, C, and D Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of our Board of Directors, accounting guidance requires that we account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. We have determined that the value is immaterial as of September 30, 2014 and December 31, 2013, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
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
At September 30, 2014, the number of shares of Series D Preferred Stock issued and outstanding was 75,000. During the nine months ended September 30, 2014, we incurred fees associated with the issuance of the Series D Preferred Stock totaling $180 related to a fairness opinion issued by a third party. These fees were deferred and recorded outside of permanent equity as a reduction of the related proceeds, to be accreted to Additional paid-in capital from the date of issuance to the stated redemption date. The liquidation value of the Series D Preferred Stock, including accrued dividends payable, at September 30, 2014 of $78,858 is net of deferred financing costs of $165.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At September 30, 2014 and December 31, 2013, the number of shares of Series C Preferred Stock issued and outstanding was 28,881.
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
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at September 30, 2014 of $66,722 is net of deferred financing costs of $145 and the BCF of $1,494. The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at December 31, 2013 of $59,056 is net of deferred financing costs of $174 and the BCF of $1,793. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.
Series B Preferred Stock
On April 3, 2008, we authorized the issuance of 125,000 shares of Series B Preferred Stock. At September 30, 2014 and December 31, 2013, the number of shares of Series B Preferred Stock issued and outstanding was 39,947.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at September 30, 2014 of $72,976 and at December 31, 2013 of $66,982, is net of deferred financing costs of $221 and $265, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

7.	Stock-Based Compensation
The Company’s operating results for the three and nine months ended September 30, 2014 included stock-based compensation expense for issued stock grants of $15 and $137, respectively, compared to $61 and $191, respectively, for the same periods in 2013. These grants were primarily related to director and executive compensation. A summary of restricted stock and restricted stock unit activity is set forth below:

Restricted Stock Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2013	8,268,358	$7,611
Granted	880,000	502
Vested	—	—
Converted	—	—
Forfeited	(107,500)	(148)
Unvested at September 30, 2014	9,040,858	$7,965

Restricted Stock Unit Activity		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2013	1,616,500	$3,954
Granted	20,000	11
Vested	—	—
Forfeited	(158,000)	(498)
Unvested at September 30, 2014	1,478,500	$3,467

During the nine months ended September 30, 2014, we issued 880,000 shares of Class A Common Stock to various executives pursuant to the terms of a Restricted Stock Grant Plan and Agreement with each executive. The restricted shares will generally be earned based on the attainment of specified goals achieved over a performance period.
As of September 30, 2014, there was approximately $8,957 of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize the cost for restricted stock units over a period of three years following the occurrence of a change in control, initial public offering, or liquidity event, as defined in our Restricted Plans. We will recognize the cost for restricted shares either immediately, over a two-year period, or over a three-year period, depending on the terms of the restricted share agreement, commencing upon a change in control, initial public offering, or liquidity event.

8.	Income Taxes
The effective tax rate of (29.5)% for the nine months ended September 30, 2014 differs from the effective tax rate of 53.6% for the same period of 2013 primarily due to the greater pre-tax book loss for the nine months ended September 30, 2014 and release of valuation allowance on U.S. state deferred income taxes of $744 and $10,419 on deferred tax assets of our French subsidiary for the same period of 2013. In addition, tax expense resulting from changes in the intra-period allocation to continuing operations of $2,123 was recorded during the nine months ended September 30, 2014 compared to a tax benefit of $598 recorded in the same period of 2013, and tax expense of $797 related to foreign uncertain tax positions and tax audits was recorded during the nine months ended September 30, 2014 compared to a tax benefit of $4,919 recorded in the same period of 2013.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). Through the third quarter of 2014, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $1,676 against Other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges that are designated as accounting hedges and an offsetting non-cash income tax benefit of $1,676 in continuing operations. Also during the first quarter of 2014, the 2013 hedge portfolio was fully settled resulting in the reversal of previously recorded tax benefits resulting in non-cash income tax expense of $3,799.
Our gross unrecognized tax benefits (excluding interest and penalties) decreased from $30,717 at December 31, 2013 to $30,264 at September 30, 2014, primarily resulting from statute expirations. There was a cash payment of $320 associated with an audit settlement in a foreign jurisdiction. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $32,630. We believe that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $304 as a result of statute expirations or final resolution.

9.	Employee Benefits and Compensation
We have defined benefit pension plans covering certain employees outside of the United States. These plans are administered by a third party and include limited activity. The components of the net pension liability of $5,820 at September 30, 2014 and $5,988 at December 31, 2013 are included in Other noncurrent liabilities. Net periodic pension cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$163	$137	$504	$411
Interest cost	113	87	347	260
Expected return on plan assets	(86)	(77)	(251)	(225)
Past service costs	40	38	116	120
Amortization of actuarial gains and losses and other	(4)	(70)	(8)	(225)
Net periodic pension cost	$226	$115	$708	$341
We also sponsor various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans were $438 and $1,254 in the three and nine months ended September 30, 2014, respectively. Expenses related to these plans in the same periods of 2013 were $204 and $629, respectively.

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
During 2011, the French tax authorities assessed SITEL France approximately €7,900 (equivalent to approximately $10,130 as of September 30, 2014) for the periods from 2007 to July 2010 for input value added taxes related to its performance of intermediary insurance services for the sale of insurance products on behalf of its insurance clients. During December 2013, the French tax authorities reduced the assessment to approximately €1,247 (equivalent to approximately $1,600 as of September 30, 2014). On January 6, 2014, the Company paid the assessment to perfect its rights in the event litigation is necessary to resolve the matter. As of September 30, 2014, we have accrued a portion of the assessment within Selling, general, and administrative expenses ("SG&A") equal to our estimated obligation under this matter. No liability related to this matter was recorded as of December 31, 2013.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,460

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

as of September 30, 2014) for a period extending from 2004 to October 2008. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the assessment, which at the time totaled R$7,700 due to increases in interest and penalties. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No liability related to this matter was recorded as of September 30, 2014 and December 31, 2013.

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
Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of September 30, 2014, our forward contracts mature within the next fifteen months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $3,414 and $3,526 and as Other noncurrent liabilities of $1,917 and $4,061 as of September 30, 2014 and December 31, 2013, respectively.
For the three and nine months ended September 30, 2014, we recorded losses of $931 and $2,757 for settled interest payments, compared to losses of $932 and $2,688 for the three and nine months ended September 30, 2013. Additionally, there was a non-cash mark-to-market valuation decrease in the liability of $424 and an increase in the liability of $491 for the three and nine months ended September 30, 2014, compared to an increase in the liability of $1,060 and reduction in the liability of $808 for the three and nine months ended September 30, 2013. These amounts are reflected in Interest and other financing costs, net.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$336	$62	Accrued liabilities and other	$2,956	$4,996
Foreign exchange contracts	Other noncurrent assets	23	—	Other noncurrent liabilities	223	—
Total		$359	$62		$3,179	$4,996
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$3,414	$3,526
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	1,917	4,061
Foreign exchange contracts	Prepaids and other current assets	409	341	Accrued liabilities and other	2,517	3,264
Foreign exchange contracts	Other noncurrent assets	13	—	Other noncurrent liabilities	54	—
Total		$422	$341		$7,902	$10,851
Total derivatives		$781	$403		$11,081	$15,847

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive (Loss) Income

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) or Gain Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013
Foreign exchange contracts	$(1,797)	$(2,179)	COS and SG&A	$(376)	$(1,348)
Total	$(1,797)	$(2,179)		$(376)	$(1,348)

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) or Gain Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Foreign exchange contracts	$(1,532)	$(6,466)	COS and SG&A	$(3,867)	$(75)
Total	$(1,532)	$(6,466)		$(3,867)	$(75)
For the three and nine months ended September 30, 2014 we recorded losses of $226 and $2,320, respectively, compared to losses of $833 and $25, respectively, for the same periods in 2013 to Cost of services. For the three and nine months ended September 30, 2014, we recorded losses of $150 and $1,547, respectively, compared to losses of $515 and $50, respectively, for the same periods in 2013 to SG&A for the effective portion of settled hedge contracts. We expect unrealized losses of $2,717 will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and SG&A over the next twelve months. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2014.
For the three and nine months ended September 30, 2014 we recognized gains on foreign currency transactions related to the ineffective portion of the derivative instruments of $0 and $3, respectively, compared to losses of $104 and $197, respectively, for the same periods in 2013.

Derivatives Not Designated as Hedging Instruments	Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized in Income on Derivative		Amount of (Loss) or Gain Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Foreign exchange contracts	COS and SG&A	$(257)	$(646)	$(33)	$(1,210)
Foreign exchange contracts	Foreign currency transactions	(1,683)	3,301	(481)	5,231
Total		$(1,940)	$2,655	$(514)	$4,021
For the three and nine months ended September 30, 2014, we recorded losses of $154 and $20, respectively, compared to losses of $388 and $726, respectively, for the same periods in 2013 to Cost of services for derivatives not designated as hedging contracts. For the three and nine months ended September 30, 2014, we recorded losses of $103 and $13, respectively, compared to losses of $258 and $484, respectively, for the same periods in 2013 to SG&A for derivatives not designated as hedging contracts.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Current Contracts
At September 30, 2014, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	170,482

12.	Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities. The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $716,165 and $734,614 at September 30, 2014 and December 31, 2013, respectively. The estimated fair value of such debt was $717,000 and $754,000 at September 30, 2014 and December 31, 2013, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The following tables summarize the value of financial instruments by the pricing levels defined above as of September 30, 2014 and December 31, 2013. There were no transfers between pricing levels for the nine month period ended September 30, 2014.

	Fair Value Measurements at September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$781	$—	$781	$—
Total	$781	$—	$781	$—
Liabilities
Foreign currency forward contracts	$5,750	$—	$5,750	$—
Interest rate derivative instrument	5,331	—	5,331	—
Total	$11,081	$—	$11,081	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$403	$—	$403	$—
Total	$403	$—	$403	$—
Liabilities
Foreign currency forward contracts	$8,260	$—	$8,260	$—
Interest rate derivative instrument	7,587	—	7,587	—
Total	$15,847	$—	$15,847	$—
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
No impairment charges related to Goodwill and Other intangible assets were recorded during the three and nine months ended September 30, 2014 and 2013.
Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. We recorded

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

impairment charges of $446 related to software in the Americas for the three and nine months ended September 30, 2014. No impairment charges related to long-lived assets were recorded during the three and nine months ended September 30, 2013.
We have certain annuity contracts included within Other noncurrent assets on the accompanying Condensed Consolidated Balance Sheets. These assets are measured at fair value on a non-recurring basis using third-party recoverability information and are classified in Level 3 of the fair value hierarchy. During the three and nine months ended September 30, 2013, we received approximately $500 in liquidation payments related to certain fully-impaired annuity contracts in the Americas, which was recorded as a gain to Impairment and (gain) loss on disposal of assets for the three and nine months ended September 30, 2013. No impairment charges related to Other noncurrent assets were recorded during the three and nine months ended September 30, 2014.

13.	Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Three Months Ended September 30, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(6,416)	$(1,560)	$(36,594)	$(44,570)
Other comprehensive loss before reclassifications, net of tax expense of $30, $0, $0, and $30, respectively	(1,827)	—	(3,965)	(5,792)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0, $3, $0, and $3, respectively	376	39	—	415
Net current-period other comprehensive (loss) income	(1,451)	39	(3,965)	(5,377)
Ending balance	$(7,867)	$(1,521)	$(40,559)	$(49,947)

	For the Three Months Ended September 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(11,586)	$(157)	$(37,420)	$(49,163)
Other comprehensive (loss) income before reclassifications, net of tax of $0	(2,179)	—	63	(2,116)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax of $0	1,348	(32)	—	1,316
Net current-period other comprehensive loss	(831)	(32)	63	(800)
Ending balance	$(12,417)	$(189)	$(37,357)	$(49,963)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	For the Nine Months Ended September 30, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(12,325)	$(1,632)	$(40,007)	$(53,964)
Other comprehensive loss before reclassifications, net of tax expense of $1,676, $0, $0, and 1,676, respectively	(3,208)	—	(552)	(3,760)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $3,799, $3, $0, and $3,802, respectively	7,666	111	—	7,777
Net current-period other comprehensive income (loss)	4,458	111	(552)	4,017
Ending balance	$(7,867)	$(1,521)	$(40,559)	$(49,947)

	For the Nine Months Ended September 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(5,428)	$(84)	$(27,888)	$(33,400)
Other comprehensive loss before reclassifications, net of tax expense of $598, $0, $0, and $598, respectively	(7,064)	—	(9,469)	(16,533)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0	75	(105)	—	(30)
Net current-period other comprehensive loss	(6,989)	(105)	(9,469)	(16,563)
Ending balance	$(12,417)	$(189)	$(37,357)	$(49,963)
(a) Amounts in parentheses indicate debits to Accumulated other comprehensive loss.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

For the Three Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(226)	COS
	(150)	SG&A
	(376)	Total before tax
	—	Tax (expense) or benefit
	$(376)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(40)	SG&A
Actuarial gains	4	SG&A
	(36)	Total before tax
	(3)	Tax (expense) or benefit
	$(39)	Net of tax

Total reclassifications for the period	$(415)	Net of tax

For the Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(833)	COS
	(515)	SG&A
	(1,348)	Total before tax
	—	Tax (expense) or benefit
	$(1,348)	Net of Tax

Amortization of defined benefit pension items
Prior service costs	$(38)	SG&A
Actuarial gains	70	SG&A
	32	Total before tax
	—	Tax (expense) or benefit
	$32	Net of Tax

Total reclassifications for the period	$(1,316)	Net of Tax

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

For the Nine Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2,320)	COS
	(1,547)	SG&A
	(3,867)	Total before tax
	(3,799)	Tax (expense) or benefit
	$(7,666)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(116)	SG&A
Actuarial gains	8	SG&A
	(108)	Total before tax
	(3)	Tax (expense) or benefit
	$(111)	Net of tax

Total reclassifications for the period	$(7,777)	Net of tax

For the Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(25)	COS
	(50)	SG&A
	(75)	Total before tax
	—	Tax (expense) or benefit
	$(75)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(120)	SG&A
Actuarial gains	225	SG&A
	105	Total before tax
	—	Tax (expense) or benefit
	$105	Net of tax

Total reclassifications for the period	$30	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

14.	Related Party Transactions
Sale of Subsidiary
On March 29, 2013, the Company sold all of its common stock, totaling 1,287,000 shares, in its Sitel Belgium NV (“Belgium”) subsidiary to HV Management Consulting BVBA (“HVMC”), a company of which the controlling shareholder and chief executive officer is the former Belgium country manager and director, for a nominal price. During the nine months ended September 30, 2013, the Company recorded a Loss on sale of subsidiary of $4,558 related to the Belgium sale in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.
In addition to the sale of stock, the Company also agreed to provide support services and certain sub-contract services to HVMC and Belgium following the date of closing in order to assist in the transition. Certain information technology assets and employees were transitioned to another Company affiliate concurrently with the sale. The Company continues to provide these services as of September 30, 2014.
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
On February 13, 2013, we entered into an agreement with Mr. Garner and Emory pursuant to which we deferred payment of certain information technology service fees charged from February 1, 2012 through January 31, 2013 and amended such service agreements to reduce certain 2013 fees and provide for their ultimate termination. On January 30, 2014, we entered into a new agreement to defer payment of additional past due amounts of $46 and the remaining purchase price receivable of $398 owed to the Company by Emory and Mr. Garner related to the 2011 purchase of the NAFS Business. The Company also agreed to defer payment of the information technology service fees of $176 charged during 2013. These deferred payment amounts were added to the principal and accrued interest owed under the original note, which amounted to $193 as of December 31, 2013. The original note was amended and restated in the principal amount of $813 and is recorded in Other noncurrent assets at September 30, 2014 and December 31, 2013. The note is guaranteed by Mr. Garner on a recourse basis, and is due December 15, 2017. Mr. Garner’s guarantee is secured by a security interest in all of Mr. Garner’s preferred and common stock in the Company granted pursuant to a stock pledge agreement.

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
We have modified previously reported SG&A to exclude certain foreign exchange transactions that are no longer presented at the segment level in our internal management reporting that is provided to and used by the CODM. SG&A presented for the nine months ended September 30, 2014 is also exclusive of the net operating results of a certain site that was closed during the second quarter of 2014.
Information about the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas
Revenues	$223,947	$223,322	$647,557	$665,588
Gross margin	80,290	83,203	231,547	250,857
SG&A	46,529	50,315	142,532	149,846
Segment operating results	$33,761	$32,888	$89,015	$101,011
GM%	35.9%	37.3%	35.8%	37.7%
SG&A%	20.8%	22.5%	22.0%	22.5%
Op Results%	15.1%	14.7%	13.7%	15.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EMEA
Revenues	$135,112	$130,046	$410,679	$401,765
Gross margin	38,533	39,535	111,686	115,620
SG&A	29,193	27,886	90,361	87,238
Segment operating results	$9,340	$11,649	$21,325	$28,382
GM%	28.5%	30.4%	27.2%	28.8%
SG&A%	21.6%	21.4%	22.0%	21.7%
Op Results%	6.9%	9.0%	5.2%	7.1%

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment operating results:
Americas	$33,761	$32,888	$89,015	$101,011
EMEA	9,340	11,649	21,325	28,382
Total	43,101	44,537	110,340	129,393

Corporate and other(1)	10,589	13,330	32,066	38,286
Depreciation and amortization	9,510	10,266	26,993	31,175
Restructuring and exit charges	2,853	1,430	18,657	6,732
Loss on sale of subsidiary	—	—	—	4,558
Other operating expense (income)(2)	4,200	(1,476)	4,379	(1,035)
Operating income	15,949	20,987	28,245	49,677
Interest and other financing costs, net	19,678	21,200	62,667	59,861
Loss before income taxes	$(3,729)	$(213)	$(34,422)	$(10,184)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Condensed Consolidated Statements of Comprehensive (Loss) Income for Loss (gain) on foreign currency transactions, Impairment and loss (gain) on disposal of assets, and Other (income) expense, net.

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
September 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$15,862	$—	$15,862
Accounts receivable (net of allowance for doubtful accounts)	—	—	127,728	137,318	—	265,046
Prepaids and other current assets	293,222	10,118	208,695	335,264	(784,988)	62,311
Total current assets	293,222	10,118	336,423	488,444	(784,988)	343,219
Property and equipment, net	48	—	39,372	50,556	—	89,976
Goodwill	—	—	16,690	101,018	—	117,708
Other intangible assets, net	—	—	16,104	19,920	—	36,024
Deferred income taxes	—	—	4,558	24,683	—	29,241
Investments in affiliates	(490,752)	519,878	187,562	—	(216,688)	—
Other noncurrent assets	1,691	93,853	44,655	24,610	(130,407)	34,402
Total assets	$(195,791)	$623,849	$645,364	$709,231	$(1,132,083)	$650,570
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$207	$—	$8,195	$13,840	$—	$22,242
Accrued payroll and benefits	—	—	20,301	69,867	—	90,168
Accrued liabilities and other	133,478	460,578	74,364	207,412	(784,988)	90,844
Income taxes payable	217	—	327	7,277	—	7,821
Current portion of capital lease obligations	—	—	2,640	121	—	2,761
Total current liabilities	133,902	460,578	105,827	298,517	(784,988)	213,836
Long-term debt	—	668,833	—	47,332	—	716,165
Capital lease obligations	—	—	3,391	111	—	3,502
Deferred income taxes	—	—	3,710	—	—	3,710
Other noncurrent liabilities	—	1,917	12,558	158,982	(130,407)	43,050
Total liabilities	133,902	1,131,328	125,486	504,942	(915,395)	980,263
Series B PIK preferred stock	72,976	—	—	—	—	72,976
Series C PIK preferred stock, net of beneficial conversion feature	66,722	—	—	—	—	66,722
Series D PIK preferred stock	78,858	—	—	—	—	78,858
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,277	—	536	168,965	(169,501)	1,277
Additional paid-in capital	342,331	105,786	668,880	309,794	(1,084,460)	342,331
Accumulated deficit	(832,952)	(562,454)	(99,564)	(280,183)	942,201	(832,952)
Accumulated other comprehensive (loss) income, net of tax	(49,947)	(50,811)	(49,974)	5,713	95,072	(49,947)
Treasury shares, at cost	(11,623)	—	—	—	—	(11,623)
Total stockholders' (deficit) equity	(548,249)	(507,479)	519,878	204,289	(216,688)	(548,249)
Total liabilities and stockholders' (deficit) equity	$(195,791)	$623,849	$645,364	$709,231	$(1,132,083)	$650,570

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
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended September 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$117,486	$241,603	$—	$359,089
Operating expenses
Costs of services*	—	—	74,974	165,414	—	240,388
Selling, general, and administrative expenses*	5,860	38	19,709	60,582	—	86,189
Depreciation and amortization of property and equipment	10	—	3,993	5,507	—	9,510
Restructuring and exit charges	—	—	668	2,185	—	2,853
(Gain) loss on foreign currency transactions	(399)	2,109	(2,539)	4,436	—	3,607
Other, net	23	(25)	445	150	—	593
Operating (loss) income	(5,494)	(2,122)	20,236	3,329	—	15,949
Interest and other financing costs, net	—	17,537	1,726	415	—	19,678
Equity in earnings of subsidiaries	(1,627)	(20,743)	(2,210)	—	24,580	—
(Loss) income before income taxes	(3,867)	1,084	20,720	2,914	(24,580)	(3,729)
Income tax provision (benefit)	247	—	(23)	161	—	385
Net (loss) income	(4,114)	1,084	20,743	2,753	(24,580)	(4,114)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(3,965)	(3,272)	(2,788)	(993)	7,053	(3,965)
Unrealized (loss) gain on derivative valuation, net of tax expense of $30	(1,451)	(1,451)	(1,451)	427	2,475	(1,451)
Reclassification of pension amounts realized in Net (loss) income, net of tax benefit of $3	39	39	39	39	(117)	39
Comprehensive (loss) income	$(9,491)	$(3,600)	$16,543	$2,226	$(15,169)	$(9,491)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Nine Months Ended September 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$328,358	$729,957	$—	$1,058,315
Operating expenses
Costs of services*	—	—	214,001	500,497	—	714,498
Selling, general, and administrative expenses*	18,565	116	66,052	180,810	—	265,543
Depreciation and amortization of property and equipment	158	—	9,839	16,473	—	26,470
Amortization of intangible assets	—	—	—	523	—	523
Restructuring and exit charges	—	—	1,133	17,524	—	18,657
(Gain) loss on foreign currency transactions	(546)	1,732	(4,751)	7,362	—	3,797
Other, net	18	(19)	476	107	—	582
Operating (loss) income	(18,195)	(1,829)	41,608	6,661	—	28,245
Interest and other financing costs, net	—	56,028	4,492	2,147	—	62,667
Equity in earnings of subsidiaries	24,101	(32,153)	2,468	—	5,584	—
(Loss) income before income taxes	(42,296)	(25,704)	34,648	4,514	(5,584)	(34,422)
Income tax provision	2,266	—	2,495	5,379	—	10,140
Net (loss) income	(44,562)	(25,704)	32,153	(865)	(5,584)	(44,562)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(552)	155	992	2,090	(3,237)	(552)
Unrealized gain on derivative valuation, net of tax benefit of $2,123	4,458	4,458	4,458	603	(9,519)	4,458
Reclassification of pension amounts realized in Net (loss) income, net of tax benefit of $3	111	111	111	111	(333)	111
Comprehensive (loss) income	$(40,545)	$(20,980)	$37,714	$1,939	$(18,673)	$(40,545)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$109,326	$244,042	$—	$353,368
Operating expenses
Costs of services*	—	—	66,666	164,423	—	231,089
Selling, general, and administrative expenses*	7,865	34	21,919	61,254	—	91,072
Depreciation and amortization of property and equipment	102	—	2,806	5,766	—	8,674
Amortization of intangible assets	—	—	—	1,592	—	1,592
Restructuring and exit charges	—	—	199	1,231	—	1,430
Loss (gain) on foreign currency transactions	169	(1,160)	(438)	450	—	(979)
Other, net	35	—	2	(534)	—	(497)
Operating (loss) income	(8,171)	1,126	18,172	9,860	—	20,987
Interest and other financing costs, net	—	20,547	850	(197)	—	21,200
Equity in earnings of subsidiaries	(17,500)	(36,410)	(18,815)	—	72,725	—
Income (loss) before income taxes	9,329	16,989	36,137	10,057	(72,725)	(213)
Income tax provision (benefit)	104	—	(273)	(9,269)	—	(9,438)
Net income (loss)	9,225	16,989	36,410	19,326	(72,725)	9,225
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0	63	(469)	(469)	(685)	1,623	63
Unrealized loss on derivative valuation, net of tax of $0	(831)	(831)	(831)	(1,036)	2,698	(831)
Reclassification of pension amounts realized in Net income (loss), net of tax of $0	(32)	(32)	(32)	(32)	96	(32)
Comprehensive income (loss)	$8,425	$15,657	$35,078	$17,573	$(68,308)	$8,425
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Nine Months Ended September 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$310,515	$756,849	$—	$1,067,364
Operating expenses
Costs of services*	—	—	187,864	513,880	—	701,744
Selling, general, and administrative expenses*	24,720	104	63,674	186,015	—	274,513
Depreciation and amortization of property and equipment	314	—	8,332	17,703	—	26,349
Amortization of intangible assets	—	—	—	4,826	—	4,826
Restructuring and exit charges	—	—	744	5,988	—	6,732
Loss (gain) on foreign currency transactions	178	71	293	(578)	—	(36)
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other, net	152	—	(249)	(902)	—	(999)
Operating (loss) income	(25,364)	(175)	49,857	25,359	—	49,677
Interest and other financing costs, net	8	55,457	2,360	2,036	—	59,861
Equity in earnings of subsidiaries	(20,962)	(74,924)	(26,115)	—	122,001	—
(Loss) income before income taxes	(4,410)	19,292	73,612	23,323	(122,001)	(10,184)
Income tax provision (benefit)	311	—	(1,312)	(4,462)	—	(5,463)
Net (loss) income	(4,721)	19,292	74,924	27,785	(122,001)	(4,721)
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0	(9,469)	(8,876)	(8,876)	(9,905)	27,657	(9,469)
Unrealized loss on derivative valuation, net of tax expense of $598	(6,989)	(6,989)	(6,989)	(682)	14,660	(6,989)
Reclassification of pension amounts realized in Net (loss) income, net of tax of $0	(105)	(105)	(105)	(105)	315	(105)
Comprehensive (loss) income	$(21,284)	$3,322	$58,954	$17,093	$(79,369)	$(21,284)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(44,562)	$(25,704)	$32,153	$(865)	$(5,584)	$(44,562)
Undistributed equity in earnings of subsidiaries	24,101	(32,153)	2,468	—	5,584	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	158	—	9,839	16,996	—	26,993
Deferred income taxes	1,980	—	2,123	676	—	4,779
Non-cash derivative activity	—	915	3,563	1,035	—	5,513
Amortization of debt issue costs and original issue discount	—	3,831	—	121	—	3,952
Impairment of property and equipment and other long-term assets	—	—	446	—	—	446
Other non-cash items, net	134	—	(1,085)	(240)	—	(1,191)
Change in book overdrafts	—	—	(2,501)	(644)	—	(3,145)
Changes in operating assets and liabilities, net	(56,631)	74,640	(37,939)	8,958	—	(10,972)
Net cash (used in) provided by operating activities	(74,820)	21,529	9,067	26,037	—	(18,187)
Cash flows from investing activities
Purchases of property and equipment	—	—	(9,172)	(16,964)	—	(26,136)
Proceeds from disposition of property and equipment	—	—	1,199	20	—	1,219
Net cash used in investing activities	—	—	(7,973)	(16,944)	—	(24,917)
Cash flows from financing activities
Proceeds from issuance of Series D Preferred Stock, net	74,820	—	—	—	—	74,820
Payments on long-term debt and capital lease obligations	—	(263,554)	(1,230)	(22,776)	—	(287,560)
Proceeds from long-term debt	—	245,501	—	22,300	—	267,801
Payment of interest rate swap, net	—	(2,757)	—	—	—	(2,757)
Payments of debt issue costs	—	(719)	—	—	—	(719)
Net cash provided by (used in) financing activities	74,820	(21,529)	(1,230)	(476)	—	51,585
Effect of exchange rate on cash and cash equivalents	—	—	—	15	—	15
Net change in cash and cash equivalents	—	—	(136)	8,632	—	8,496
Cash and cash equivalents
Beginning of period	—	—	136	7,230	—	7,366
End of period	$—	$—	$—	$15,862	$—	$15,862

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(4,721)	$19,292	$74,924	$27,785	$(122,001)	$(4,721)
Undistributed equity in earnings of subsidiaries	(20,962)	(74,924)	(26,115)	—	122,001	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	314	—	8,332	22,529	—	31,175
Deferred income taxes	—	—	(933)	(7,551)	—	(8,484)
Non-cash derivative activity	—	(505)	2,751	3,825	—	6,071
Amortization of debt issue costs and original issue discount	—	3,579	—	66	—	3,645
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other non-cash items, net	223	—	(2,412)	(2,779)	—	(4,968)
Change in book overdrafts	—	(1,586)	324	317	—	(945)
Changes in operating assets and liabilities, net	25,138	76,174	(47,792)	(37,530)	—	15,990
Net cash (used in) provided by operating activities	(8)	22,030	9,079	11,220	—	42,321
Cash flows from investing activities
Purchases of property and equipment	(23)	—	(8,320)	(10,233)	—	(18,576)
Proceeds from disposition of property and equipment	—	—	—	275	—	275
Net cash used in investing activities	(23)	—	(8,320)	(9,958)	—	(18,301)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(576,200)	(1,204)	(4,592)	—	(581,996)
Proceeds from long-term debt	—	556,941	—	3,691	—	560,632
Payment of interest rate swap, net	—	(2,688)	—	—	—	(2,688)
Payments of debt issue costs	—	(15)	—	(1)	—	(16)
Net cash (used in) provided by financing activities	—	(21,962)	(1,204)	(902)	—	(24,068)
Effect of exchange rate on cash and cash equivalents	31	(68)	445	(313)	—	95
Net change in cash and cash equivalents	—	—	—	47	—	47
Cash and cash equivalents
Beginning of period	—	—	—	12,245	—	12,245
End of period	$—	$—	$—	$12,292	$—	$12,292

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
Our global and flexible operating platform is one of the industry’s most geographically diverse, with services delivered in 40 languages through a network of approximately 110 customer contact centers and related facilities in 23 countries. We have approximately 42,700 employees based in the Americas and approximately 16,400 employees based in EMEA. Our blend of domestic, near-shore, and off-shore locations allows us to provide customized client solutions, whether to service customers in a single country or across many different countries at various price points. Our standardized practices and regionalized support functions are designed to achieve consistent, quality service throughout the world.
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
Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and segment data therein. Results for interim periods may not be indicative of the results for the full years. The table below presents statement of operations data, including the amount and percentage changes for the periods indicated, as well as Revenues, Costs of services, and Selling, general, and administrative expenses ("SG&A") adjusted to exclude the impact of foreign exchange translation. See Non-GAAP Measures for more information on the computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2014	2013
Statement of Operations Data:
Revenues:
Americas	$223,947	$223,322	$625	0.3%	0.1%	$307
EMEA	135,112	130,046	5,066	3.9%	2.8%	1,393
Other	30	—	30	na	na	—
Total revenues	359,089	353,368	5,721	1.6%	1.1%	1,700
Operating expenses:
Costs of services:
Americas	143,657	140,119	3,538	2.5%	3.4%	(1,269)
EMEA	96,579	90,511	6,068	6.7%	5.4%	1,195
Other	152	459	(307)	(66.9)%	6.5%	(337)
Total costs of services	240,388	231,089	9,299	4.0%	4.2%	(411)
Selling, general and administrative expenses:
Americas	46,529	50,315	(3,786)	(7.5)%	(6.2)%	(652)
EMEA	29,193	27,886	1,307	4.7%	3.1%	455
Other	10,467	12,871	(2,404)	(18.7)%	(20.2)%	190
Total selling, general and administrative expenses	86,189	91,072	(4,883)	(5.4)%	(5.4)%	(7)
Depreciation and amortization of property and equipment	9,510	8,674	836	9.6%	na	na
Amortization of intangible assets	—	1,592	(1,592)	(100.0)%	na	na
Restructuring and exit charges	2,853	1,430	1,423	99.5%	na	na
Loss (gain) on foreign currency transactions	3,607	(979)	4,586	468.4%	na	na
Impairment and loss (gain) on disposal of assets	674	(501)	1,175	234.5%	na	na
Other (income) expense, net	(81)	4	(85)	(2,125.0)%	na	na
Operating income	15,949	20,987	(5,038)	(24.0)%	na	na
Interest and other financing costs, net	19,678	21,200	(1,522)	(7.2)%	na	na
Loss before income taxes	(3,729)	(213)	(3,516)	(1,650.7)%	na	na
Income tax provision (benefit)	385	(9,438)	9,823	104.1%	na	na
Net (loss) income	$(4,114)	$9,225	$(13,339)	(144.6)%	na	na
Revenues
We reported Revenues of $359,089 for the three months ended September 30, 2014, an increase of $5,721, compared to $353,368 for the three months ended September 30, 2013. Excluding the $1,700 impact of foreign exchange translation, Revenues increased $4,021 in the third quarter of 2014, compared to the third quarter of 2013. Revenues increased in the third quarter of 2014 (excluding the impact of foreign exchange translation) primarily due to net growth from existing client campaigns of $20,100, with $12,100 attributable to the Americas and $8,000 attributable to EMEA. In addition, revenue from new clients was $11,800, of which $8,800 related to Americas and $3,000 related to EMEA.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

These increases were partially offset by $27,900 of attrition, of which $20,600 related to the Americas and $7,300 related to EMEA.
Costs of Services
Costs of services were $240,388 for the three months ended September 30, 2014, an increase of $9,299, compared to $231,089 for the three months ended September 30, 2013. Excluding the impact of foreign exchange translation of $411, Costs of services increased $9,710 during the three months ended September 30, 2014, as compared to the same period of 2013. Excluding the impact of foreign exchange translation of $2,111, gross margin decreased $5,689 during the three months ended September 30, 2014, as compared to the same period of 2013. The decrease in gross margin is due to commercial and execution issues with certain customers.
SG&A
SG&A expenses were $86,189 for the three months ended September 30, 2014, a decrease of $4,883, compared to $91,072 for the three months ended September 30, 2013. Excluding the impact of foreign currency translation of $7, SG&A decreased $4,876 during the three months ended September 30, 2014, compared to the same period of 2013. The decrease was primarily related to SG&A initiatives around employee and telecommunication expenses.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $9,510 for the three months ended September 30, 2014, an increase of $836 or 9.6%, as compared to $8,674 for the three months ended September 30, 2013. The increase was primarily related to new assets being placed in service during the quarter.
Amortization of Intangible Assets
Amortization of intangible assets was $0 for the three months ended September 30, 2014, compared to $1,592 for the three months ended September 30, 2013. The decrease is due to the customer relationship intangibles becoming fully amortized during the first quarter of 2014.
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
Restructuring and exit charges were $2,853 for the three months ended September 30, 2014, an increase of $1,423, as compared to $1,430 for the three months ended September 30, 2013. Restructuring charges for the third quarter of 2014 included severance costs of $2,500 and site closure costs of $353, which are primarily ongoing lease and other contractual obligations.
During the three months ended September 30, 2014, 1,178 positions were eliminated, resulting in total restructuring charges of $2,260 and estimated annualized savings of $3,065. The remaining accrual for 2014 severance-related activities of $5,479 is expected to be paid during the remainder of 2014 and the remaining facility exit costs accrual of $868 is expected to be paid during the remainder of 2014 through the year 2016 as the related leases expire.
In the third quarter of 2014, we recognized expense of $593 relating to restructuring activities that were initiated in 2013 and prior years. These activities are expected to be completed by the end of 2017 as the related leases expire. The remaining accrual for severance-related activities of $663 is expected to be paid by the end of 2014, and the remaining accrual for facility exit costs of $2,081 is expected to be paid during the remainder of 2014 through 2017 as the related leases expire.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Loss (Gain) on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $3,607 for the three months ended September 30, 2014, compared to a gain of $979 for the three months ended September 30, 2013. The variance is attributable to foreign currency rate fluctuations, primarily related the strengthening of the U.S. Dollar and the British Pound Sterling against the Euro.
Impairment and Loss (Gain) on Disposal of Assets
We recognized a loss on Impairment and loss (gain) on disposal of assets of $674 for the three months ended September 30, 2014, compared to a gain of $501 for the three months ended September 30, 2013. During the third quarter of 2013, we received approximately $500 in liquidation payments related to certain fully-impaired annuity contracts in the Americas, which was recorded as a gain to Impairment and loss (gain) loss on disposal of assets. During the third quarter of 2014, we recorded a loss on sale of assets in addition to impairing certain software in the Americas.
Interest and Other Financing Costs, Net
Interest and other financing costs were $19,678 for the three months ended September 30, 2014, a decrease of $1,522, compared to $21,200 for the three months ended September 30, 2013. The decrease was primarily attributable to non-cash mark-to-market fluctuations on our interest rate swap for the three months ended September 30, 2014.
Income Tax Provision (Benefit)
The provision for income taxes was $385 for the three months ended September 30, 2014, compared to a benefit of $9,438 for the three months ended September 30, 2013. The increase in tax expense resulted primarily from the release of valuation allowance on deferred tax assets of our French subsidiary totaling $10,419 recorded during the three months ended September 30, 2013.
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
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

	Nine Months Ended September 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2014	2013
Statement of Operations Data:
Revenues:
Americas	$647,557	$665,588	$(18,031)	(2.7)%	(1.2)%	$(9,874)
EMEA	410,679	401,765	8,914	2.2%	(1.2)%	13,784
Other	79	11	68	618.2%	na	3
Total revenues	1,058,315	1,067,364	(9,049)	(0.8)%	(1.2)%	3,913
Operating expenses:
Costs of services:
Americas	416,010	414,731	1,279	0.3%	2.3%	(8,280)
EMEA	298,993	286,145	12,848	4.5%	0.8%	10,509
Other	(505)	868	(1,373)	(158.2)%	1.0%	(1,382)
Total costs of services	714,498	701,744	12,754	1.8%	1.7%	847
Selling, general and administrative expenses:
Americas	142,532	149,846	(7,314)	(4.9)%	(2.4)%	(3,643)
EMEA	90,361	87,238	3,123	3.6%	(0.1)%	3,198
Other	32,650	37,429	(4,779)	(12.8)%	(15.5)%	1,008
Total selling, general and administrative expenses	265,543	274,513	(8,970)	(3.3)%	(3.5)%	563
Depreciation and amortization of property and equipment	26,470	26,349	121	0.5%	na	na
Amortization of intangible assets	523	4,826	(4,303)	(89.2)%	na	na
Restructuring and exit charges	18,657	6,732	11,925	177.1%	na	na
Loss (gain) on foreign currency transactions	3,797	(36)	3,833	10,647.2%	na	na
Loss on sale of subsidiary	—	4,558	(4,558)	(100.0)%	na	na
Impairment and loss (gain) on disposal of assets	701	(710)	1,411	198.7%	na	na
Other income, net	(119)	(289)	170	58.8%	na	na
Operating income	28,245	49,677	(21,432)	(43.1)%	na	na
Interest and other financing costs, net	62,667	59,861	2,806	4.7%	na	na
Loss before income taxes	(34,422)	(10,184)	(24,238)	(238.0)%	na	na
Income tax provision (benefit)	10,140	(5,463)	15,603	285.6%	na	na
Net loss	$(44,562)	$(4,721)	$(39,841)	(843.9)%	na	na
Revenues
We reported Revenues of $1,058,315 for the nine months ended September 30, 2014, a decrease of $9,049, compared to $1,067,364 for the three months ended September 30, 2013. Excluding the $3,913 impact of foreign exchange translation, Revenues decreased $12,962 in the first nine months of 2014, compared to the first nine months of 2013. Revenues decreased in the first nine months of 2014 (excluding the impact of foreign exchange translation) primarily due to $97,200 of attrition, of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

which $64,300 related to the Americas and $32,900 related to EMEA. These decreases were partially offset by revenue from new clients of $49,500, with $34,400 attributable to the Americas and $15,100 attributable to EMEA. In addition, net growth of existing client campaigns was $34,800, of which $21,800 related to Americas and $13,000 related to EMEA.
Costs of Services
Costs of services were $714,498 for the nine months ended September 30, 2014, an increase of $12,754, compared to $701,744 for the nine months ended September 30, 2013. Excluding the impact of foreign exchange translation of $847, Costs of services increased $11,907 during the nine months ended September 30, 2014, as compared to the same period of 2013. Excluding the impact of foreign exchange translation of $3,066, gross margin decreased $24,869 during the nine months ended September 30, 2014, as compared to the same period of 2013. The decrease in gross margin is due to commercial and execution issues with certain customers.
SG&A
SG&A expenses were $265,543 for the nine months ended September 30, 2014, a decrease of $8,970, compared to $274,513 for the nine months ended September 30, 2013. Excluding the impact of foreign currency translation of $563, SG&A decreased $9,533 during the nine months ended September 30, 2014, compared to the same period of 2013. The decrease was primarily related to SG&A initiatives around employee, consultant, facility, and telecommunication expenses.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $26,470 for the nine months ended September 30, 2014, an increase of $121 or 0.5%, as compared to $26,349 for the nine months ended September 30, 2013.
Amortization of Intangible Assets
Amortization of intangible assets was $523 for the nine months ended September 30, 2014, a decrease of $4,303, or 89.2%, compared to $4,826 for the nine months ended September 30, 2013. The decrease is primarily related to the customer relationship intangibles becoming fully amortized during the first quarter of 2014 resulting in no amortization expense recorded during the second or third quarters of 2014.
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
Restructuring and exit charges were $18,657 for the nine months ended September 30, 2014, an increase of $11,925, as compared to $6,732 for the nine months ended September 30, 2013. Restructuring charges for the first nine months of 2014 included severance costs of $16,383 and site closure costs of $2,274, which are primarily ongoing lease and other contractual obligations.
During the nine months ended September 30, 2014, 2,551 positions were eliminated and two sites were closed, resulting in total restructuring charges of $16,271 and estimated annualized savings of $5,547. The remaining accruals for 2014 severance-related activities of $5,479 is expected to be paid during the remainder of 2014 and the remaining facility exit costs accrual of $868 is expected to be paid during the remainder of 2014 through the year 2016 as the related leases expire.
In the first nine months of 2014, we recognized expense of $2,386 relating to restructuring activities that were initiated in 2013 and prior years. These activities are expected to be completed by the end of 2017 as the related leases expire. The remaining accrual for severance-related activities of $663 is expected to be paid by the end of 2014, and the remaining accrual for facility exit costs of $2,081 is expected to be paid during the remainder of 2014 through 2017 as the related leases expire.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Loss (Gain) on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $3,797 for the nine months ended September 30, 2014, compared to a gain of $36 for the nine months ended September 30, 2013. The variance is attributable to foreign currency rate fluctuations, primarily related the strengthening of the U.S. Dollar and the British Pound Sterling against the Euro in addition to the aforementioned out of period adjustment during the second quarter of 2014.
Impairment and Loss (Gain) on Disposal of Assets
We recognized a loss on Impairment and loss (gain) on disposal of assets of $701 for the nine months ended September 30, 2014, compared to a gain of $710 for the nine months ended September 30, 2013. During the third quarter of 2013, we received approximately $500 in liquidation payments related to certain fully-impaired annuity contracts in the Americas. During the third quarter of 2014, we recorded a loss on sale of assets in addition to impairing certain software in the Americas.
Interest and Other Financing Costs, Net
Interest and other financing costs were $62,667 for the nine months ended September 30, 2014, an increase of $2,806, compared to $59,861 for the nine months ended September 30, 2013. The increase was primarily attributable to non-cash mark-to-market fluctuations related to our interest rate swap.
Income Tax Provision (Benefit)
The provision for income taxes was $10,140 for the nine months ended September 30, 2014, compared to a benefit of $5,463 for the nine months ended September 30, 2013. The increase in tax expense resulted primarily from the release of valuation allowance on U.S. state deferred income taxes of $744 and $10,419 on deferred tax assets of our French subsidiary recorded during the nine months ended September 30, 2013. We also recognized additional tax expense primarily resulting from changes in the intra-period allocation to continuing operations of $2,123 recorded during the nine months ended September 30, 2014 compared to a tax benefit of $598 recorded in the same period of 2013, and tax expense of $797 related to foreign uncertain tax positions and tax audits recorded during the nine months ended September 30, 2014 compared to a tax benefit of $4,919 recorded in the same period of 2013.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). Through the third quarter of 2014, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $1,676 against Other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges that are designated as accounting hedges and an offsetting non-cash income tax benefit of $1,676 in continuing operations. Also during the first quarter of 2014, the 2013 hedge portfolio was fully settled resulting in the reversal of previously recorded tax benefits resulting in non-cash income tax expense of $3,799.
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
Client Concentration
Our ten largest clients represented approximately 38.1% and 37.2%, respectively, of our revenues for the three and nine months ended September 30, 2014, as compared to 38.2% and 37.1%, respectively, for the comparable periods in 2013. No client accounted for more than 10% of our total revenues during these periods.
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
Cash Flows
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Nine Months Ended September 30,		(Decrease) to
			Net Cash Flow
	2014	2013	Amount
Cash provided by (used in):
Operating activities	$(18,187)	$42,321	$(60,508)
Investing activities	(24,917)	(18,301)	6,616
Financing activities	51,585	(24,068)	75,653
Operating Activities.    Cash used in operations was $18,187 during the nine months ended September 30, 2014, compared to a source of cash of $42,321 during the nine months ended September 30, 2013. The $60,508 decrease compared to the same period in 2013 was primarily driven by an increase in Net loss. In addition, there was decrease in cash from the changes in working capital as a result of an increase in Accounts receivable. The increase in Accounts receivable was due to the timing of cash receipts in the current quarter as compared to prior year.
Investing Activities.    Cash used in investing activities was $24,917 during the nine months ended September 30, 2014 compared to $18,301 during the comparable period in 2013. The $6,616 increase was primarily due to increases in capital expenditures partially offset by proceeds received on the disposition of an asset held for sale in the Americas during the nine months ended September 30, 2014.
Financing Activities.    Cash provided by financing activities was $51,585 during the nine months ended September 30, 2014, compared to a use of cash of $24,068 during the same period in 2013. The $75,653 increase was primarily due to the issuance of Series D Preferred Stock during the nine months ended September 30, 2014.
Cash Position, Working Capital and Indebtedness

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

As of September 30, 2014, our total Cash and cash equivalents were $15,862 and we had total indebtedness of $722,428. Working capital was $129,383 at September 30, 2014, compared to $112,113 at December 31, 2013, while adjusted working capital (defined as current assets (excluding Cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts)) was $112,039 at September 30, 2014, compared to $105,965 at December 31, 2013, an increase of $6,074. Adjusted working capital is a non-GAAP measure. See "Non-GAAP Measures" for a reconciliation of this non-GAAP measure.
Long-Term Debt
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
2007 Senior Secured Credit Facility
Overview
On January 30, 2007, we entered into a Senior Secured Credit Facility among a syndicate of banks with Goldman Sachs Credit Partners L.P. as joint lead arranger, joint bookrunner, administrative agent and collateral agent and GE Capital Markets, Inc. as joint lead arranger and joint bookrunner. The Senior Secured Credit Facility originally provided for total available borrowings in an aggregate principal amount of approximately $760,000, which included $85,000 of revolvers maturing on January 30, 2013, consisting of a $50,000 U.S. revolver, a $7,000 Canadian revolver (made available in Canadian dollars) and a $28,000 U.K. revolver (made available in Euro and British pound sterling) (collectively, the "Revolvers"), and $675,000 of term loans maturing on January 30, 2014, consisting of a $550,000 U.S. term loan, a €51,447 Euro term loan, and a £30,000 British pound sterling term loan (collectively, the "Term Loans"). SITEL, LLC is the borrower under the U.S. term loan and the U.S. revolver, ClientLogic Holding Limited is the borrower under the Euro term loan, the British pound sterling term loan and the U.K. revolver, and SITEL Canada Corporation (formerly known as ClientLogic Canada Corporation) is the borrower under the Canadian revolver.
As of September 30, 2014, we had an aggregate of $225,305 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $225,305 of Term Loans and $0 of Revolvers. Our Term Loans consisted of $177,973 outstanding on the U.S. term loan, $28,130 outstanding on the Euro term loan, and $19,202 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $2,006 as of that date. As of September 30, 2014, we had $59,244 available for additional borrowings under our Revolvers.
First Amendment
On December 9, 2008, we entered into the first amendment to our Senior Secured Credit Facility (the "First Amendment") which, among other matters, modified applicable interest rates, certain negative covenants and financial covenant thresholds. In addition, the First Amendment permitted us to offer to purchase the outstanding Term Loans at a discount to par using a portion of the net proceeds we received from the sales of our series C preferred stock we completed in 2008. We received approximately $29,600 through the issuance of series C preferred stock which was a condition to entering into the First Amendment. As required under the First Amendment, we offered to purchase Term Loans under the Senior Secured Credit Facility, and in December 2008, we purchased $27,047 of outstanding principal under the Term Loans for $15,000, which Term Loans were subsequently canceled and retired.
Second Amendment
In April 2009, we entered into the second amendment to our Senior Secured Credit Facility which effected a technical amendment clarifying certain terms governing minimum borrowing amounts under certain interest rates including London Interbank Offer Rate ("LIBOR").
Third Amendment
In February 2010, we entered into a third amendment to the Senior Secured Credit Facility (the "Third Amendment") to, among other things, permit the issuance of the Senior Notes, improve the terms of mandatory prepayment requirements, and modify our Senior Secured Leverage Ratio covenant and Minimum Interest Coverage Ratio covenant.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Fifth Amendment
In April 2012, we entered into the fifth amendment to the Senior Secured Credit Facility (the "Fifth Amendment") which allowed for the issuance and sale of the Senior Secured Notes, modified our Senior Secured Leverage Ratio covenant and Minimum Interest Coverage Ratio covenant and changed the currency mix of our lenders' revolver commitments. During the second quarter of 2012, a portion of the proceeds received from the issuance of the Senior Secured Notes were used to prepay the outstanding balances on the non-extended term loans, which were due in January 2014.
Sixth Amendment
In February 2014, we entered into the sixth amendment to the Senior Secured Credit Facility (the "Sixth Amendment") which increased our Senior Secured Leverage Ratio and decreased our Minimum Interest Coverage Ratio covenant levels.
Interest
The Term Loans mature in January 2017. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 7.25% or the higher of (i) the federal funds rate plus 0.50% or (ii) the banks’ prime rate, plus the applicable margin of 6.25%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 7.25%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 7.25%. We have an interest rate swap agreement for the notional amount of $175,000 against our Term Loans that is based on a rate of 2.315% versus three month LIBOR.
The Revolvers mature in January 2016. In January 2013, the non-extended portion of our U.S. Revolver expired, reducing the borrowing capacity under the Revolvers from $85,000 to $61,250. A commitment fee is payable quarterly at 1.00% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 7.25%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 6.25%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate plus the applicable margin of 7.25% or the higher of the one month BA Rate 0.75% or the Canadian prime rate plus the applicable margin of 6.25%.
For the nine months ended September 30, 2014, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.71%. The weighted average rate on the Revolvers was 8.25% for the same period. Specified interest rates for the Euro term loan and British pound sterling term loan are as described in the Senior Secured Credit Facility. The applicable margins under the Senior Secured Credit Facility increased by 50 basis points in August 2014 per the terms of the agreement.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

We were in compliance with all debt covenants under the Senior Secured Credit Facility as of September 30, 2014. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout the next twelve months.
Off-Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At September 30, 2014, the future lease commitments relating to our operating leases were $122,949. We utilize standby letters of credit to support workers’ compensation policy requirements, performance obligations, tax obligations, and certain operating leases. These obligations will expire at various dates through June 2015, and are renewed as required. The outstanding commitment on these obligations at September 30, 2014 was $2,006.
Non-GAAP Measures
We use Adjusted working capital and Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation as non-GAAP measures.
The computation of Adjusted working capital is as follows:

	September 30, 2014	December 31, 2013
Working capital (a)	$129,383	$112,113
Adjustments:
Cash and cash equivalents	(15,862)	(7,366)
Restricted cash	(4,623)	(4,312)
Current portion of capital lease obligations	2,761	2,005
Book overdrafts	380	3,525
Total adjustments	(17,344)	(6,148)
Adjusted working capital	$112,039	$105,965
(a) Defined as current assets less current liabilities from the Condensed Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

	Three Months Ended September 30,
	2014	2013	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$359,089	$353,368	$5,721	1.6%	1.1%	$1,700	$4,021
Total costs of services	240,388	231,089	9,299	4.0%	4.2%	(411)	9,710
Total SG&A	86,189	91,072	(4,883)	(5.4)%	(5.4)%	(7)	(4,876)

	Nine Months Ended September 30,
	2014	2013	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$1,058,315	$1,067,364	$(9,049)	(0.8)%	(1.2)%	$3,913	$(12,962)
Total costs of services	714,498	701,744	12,754	1.8%	1.7%	847	11,907
Total SG&A	265,543	274,513	(8,970)	(3.3)%	(3.5)%	563	(9,533)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2014. As of September 30, 2014, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 30, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 6. EXHIBITS

a)	Exhibits

No.	Exhibit Description
10.1	BOARD AGREEMENT BETWEEN DAVID GARNER AND SITEL WORLDWIDE CORPORATION, DATED AUGUST 5, 2014
10.2	BOARD AGREEMENT BETWEEN BOB MAHONEY AND SITEL WORLDWIDE CORPORATION, DATED AUGUST 5, 2014
10.3	BOARD AGREEMENT BETWEEN KEITH POWELL AND SITEL WORLDWIDE CORPORATION, DATED AUGUST 5, 2014
10.4	BOARD AGREEMENT BETWEEN PETER SHEA AND SITEL WORLDWIDE CORPORATION, DATED AUGUST 5, 2014
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. 1350
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SITEL Worldwide Corporation

Date:	November 5, 2014	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)