Form 10-K
period 2014-12-31
SITEL Worldwide Corp
filed 2015-02-18
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
YES ☐ NO ☑
As of June 30, 2014, there was no established public trading market for any of the common stock of the Registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding
Class	January 31, 2015
Class A, $0.01 par value	38,256,844
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

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

PART I
ITEM 1. BUSINESS
Our Company
SITEL Worldwide Corporation ("we," "our," "Sitel," or "the Company") is one of the world’s largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, interactive voice response ("IVR"), and social media channels. We serve a broad range of industry end–markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, Internet service providers, insurance, public sector, and healthcare. Sitel maintains global standards of excellence providing service through 108 customer experience centers and other facilities located in 21 countries and supporting client customers located in 62 countries across North America, South America, Europe, Africa and Asia Pacific in 40 languages. Home-based agents complement our global network of facilities and provide rapidly scalable services and access to unique skill sets, making Sitel a pioneer in customer experience innovation. We believe that our operating platform handles an estimated 2.1 million customer interactions per day. In 2014, our largest single client and our top 10 client relationships represented approximately 6.0% and 36.3% of our Revenues, respectively, and no single industry end-market represented more than 21.3% of Revenues, which we believe makes us one of the most diversified providers in our industry by client and end-market.
Due to the depth of our client relationships and expertise, we are well positioned to help clients holistically improve the experience of their customer with their brand, using the most appropriate channels and communication methods. We further strive to deliver value to our clients by reducing their operating costs, as well as increasing their revenue through improved customer satisfaction, increased retention, more effective sales interactions and turning cost centers, such as technical support, into profit centers.
Our geographic footprint and multi-lingual support capability aligns with growing demand from our clients that have global customer bases. Our offering of domestic, nearshore, and offshore contact centers and our Work@Home program allows us to provide customized client solutions, to service customers in a single country or across many different countries and at various price points. Our Global Operating System enables us to deliver consistent, high quality service throughout the world while our regionalized operating model allows us to quickly respond to customer needs.
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
For the year ended December 31, 2014, we reported $1,440.2 million of Revenues, $49.3 million of Operating income, and $117.7 million of Adjusted EBITDA. See Management's Discussion and Analysis within Item 7 of this Report for a reconciliation of Net income to Adjusted EBITDA.
Our Services
With almost three decades of industry experience, we are a leading global business process outsourcing provider of customer care and complementary back-office processes. Our services encompass the entire customer lifecycle, from the acquisition of customers for our clients, to the service, growth, and retention of those customers. Our services are delivered through multiple communication channels, including over telephone, social media, online chat, email, and IVR. These service offerings are complemented by a select range of back-office services.
Our Strategy
Our strategy revolves around the concept of "improving experiences" of our clients, of our customer’s clients and of our people. We want to be the vendor and employer of choice in the customer care outsourcing industry, offering our clients consistent, high-quality, cost-effective, and comprehensive customer care services across multiple regions and business lines. We want our clients and prospective clients to select us over our competitors or their in-house capabilities. We want our employees to select us over our competitors or even opportunities in other industries. Moreover, we want our stockholders and lenders to invest in us over other choices.We believe this strategy will allow us to grow revenues, improve margins, and enhance return on capital.
Our strategy focuses on the following four strategy principles:
Operational Excellence. We have a large and globally diverse base of approximately 225 clients, with exposure to a broad variety of end-markets and limited client concentration. We focus on enhancing our clients’ strategy and business by not only reducing their costs per call/contact, but by deploying comprehensive strategies to improve their return on customer investment, improve customer relationships, and enhance their revenue opportunities. We accomplish this through investment in account management, leveraging best practices established through our Global Operating System and investment in new sites, technologies and expanded product offerings. We believe this combination of client-focused initiatives and strong operational performance has resulted in the long-tenured relationships we hold with our clients. As we continue to demonstrate the value of our services, we are frequently able to expand the size and scope of our existing client relationships, specifically as many of our clients consolidate their vendor relationships.
Additionally, as more companies outsource their customer care service requirements, we believe our expertise and execution in customer support will enable us to grow and to add long-term client relationships in diverse industries. We further believe this trend will enhance the stability and growth-potential of our revenue base.
Maximize Return on Invested Capital. We actively manage our capacity, investments, human resources, clients, and infrastructure, allowing us to drive effective utilization of our assets. This allows us to maximize our return on capital and compete at different market price points. Over the past five years, we have aggressively pursued rationalization and optimization efforts reducing indirect costs and closing or consolidating approximately 28 underperforming or underutilized sites, creating a leaner and more focused and flexible operating platform. Additionally, we have reduced our annual selling, general, and administrative expenses by approximately $18.0 million over the last three years, and expect to continue to rationalize and leverage our fixed operating costs going forward. Further, our substantial tax operating loss carry forwards enhance our future cash flow by reducing potential cash tax obligations.
People First. Recognizing that talent is extremely important to our success, we continue to strive to attract, develop and retain a strong team of diverse and high-performing professionals. We believe our emphasis on continual development of in-house talent has positioned us well for growth and better enables us to expand in existing markets and new markets without having to recruit and train new managers. Furthermore, development of our talent allows us to quickly adapt to changing geographic demands of our clients, while still maintaining a consistent service offering. Significant investments in our SITEL Leadership Academy and SITEL University learning platforms help to give our managers the knowledge, ability, and skills needed to succeed at their jobs.
Knowledge Sharing. As a global industry leader with a recognized brand and extensive global footprint, we seek to grow our market share with existing and new clients by introducing new and innovative solutions to enhance the effectiveness and efficiency of our customer interactions. Our knowledge sharing culture utilizes processes, organizational structures, and technology applications that help people share and leverage their knowledge to deliver better experiences to our clients' customers and to our people, driving sustainable growth and value creation to our stockholders.
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
Our Employees
At January 31, 2015, we had approximately 61,100 employees, with approximately 43,200 employees in Americas and approximately 17,900 in EMEA. We operate in a number of jurisdictions with established works councils and unions. Accordingly, we are subject to laws and regulations, and we are party to collective bargaining and other agreements which stipulate work rules and restrict our ability to hire and fire employees without recourse, severance or adherence to certain due process and grievance procedures. We consider our relations with our employees to be good.
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
A key aspect of our IT operational model is the ability to route voice, using Voice over IP ("VoIP") and data traffic, on a common global private network. This network allows us to route contact center work through a wide variety of channels to multiple locations to respond to changes in client requirements and provide business continuity. Additionally, this allows us to support other emerging service delivery models, such as our Work@Home, Premium Technical Support, and Technology Solutions programs, as a complement to our traditional brick-and-mortar customer contact centers.
We also endeavor to deliver continuous availability to our clients across our network and facilities. We do this by working with our suppliers to develop appropriate backup plans and by spreading our facilities across geographies to minimize any natural or regional threats.
In addition to owning or leasing systems hardware, we license the software programs that form the basis of our IT systems. Due to our scale, we are able to maintain favorable relationships with quality software providers of off-the-shelf software products. We also utilize software programs that are specific to our industry, including for workforce management, scripting and computer–telephone integration.
Security and Data Privacy. We have developed and implemented a global security program, supporting policies and related procedures to promote uniform management and deployment of security controls and solutions. Executive team members from our internal functions, including operations, IT, finance, human resources and legal, govern the policy process so that security and data risks, including regulatory requirements, are identified and mitigated.
Our strategy is to deploy and operate our baseline security policy to manage security and data privacy risk at a level suitable for our business. For many of our clients, our baseline security policy meets their needs and enables risks to be managed appropriately for their outsourced solution requirements. Where clients desire higher levels of security, due to the nature of their business risk profile or sector-specific legislation, we evaluate their requirements against our baseline policy and assist clients to identify and implement appropriate and heightened security controls for their outsource solution.
In addition, our agents generally deliver services to our clients’ customers while connected to our clients’ IT systems and enter customer data directly into those clients’ systems. Other than recordings of our agents’ calls with customers, we generally do not store any customer data on our systems. As we are generally liable for potential agent fraud, we work with our clients to mitigate fraud risks and/or the risk of misappropriation of customer data posed by the configuration of client systems. To date, incidents of agent fraud or misappropriation of data generally have been localized.
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
Seasonality
Our business has been generally subject to seasonality, with revenues and profits strongest in the fall months due to the high level of sales activity between our clients and their customers during the holiday season, with slower business during the spring and summer months.
Competition
The customer care outsourcing industry is a highly fragmented and competitive industry. We face our principal competition from the following:

•	Existing and prospective clients with the resources to provide services in-house;

•
Customer care outsourcing companies such as Arvato AG, Convergys Corporation, Expert Global Solutions, Inc., Sykes Enterprises, Inc., Alorica Incorporated, Teleperformance SA, TeleTech Holdings, Inc., ATENTO SA, and WNS (Holdings) Ltd.;

•	Large multinational information technology services providers, such as Xerox, Hewlett-Packard Company, and IBM Corporation; and

•	Smaller, niche service providers that provide services in a specific geographic market, industry segment or service area.
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

dollar affect the value of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and stockholders’ equity.
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
We operate or rely upon customer contact centers located in 62 countries. A majority of our revenues are serviced outside the U.S. As part of our business strategy, we intend to further increase our global presence off-shore by following our clients’ expansion into new international markets. We also provide services to our domestic clients through customer contact centers located abroad. Our operations in foreign countries present additional risks, including risks associated with unexpected events, which may result in increased operational difficulties, lower revenues, higher costs and reduced profitability.
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
Certain countries (including some where we do business) have experienced inflationary markets and have fluctuating currencies. Certain countries where we do business also periodically experience civil unrest, terrorism, and political turmoil, and U.S. companies operating therein may experience greater risk. The political event risk in the Middle East and the policy response could undermine the economies in the Middle East, and have other collateral impacts on the world economy, including reduced economic activity due to movements in the price of oil. These conditions could disrupt our operations and have a material adverse effect on our business, results of operations, and financial condition.
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
As discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Report, we performed our annual impairment test as of December 31, 2014, 2013, and 2012. We did not recognize any impairment charges relating to goodwill and other intangible assets with indefinite lives during the years ended December 31, 2014, 2013, and 2012. As of December 31, 2014, goodwill and other intangible assets with indefinite lives represented 23.7% of our total assets. If in the future we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of any income tax effects, which could have an adverse effect on our financial condition and results of operations.
Our ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.
At December 31, 2014, we had U.S. federal net operating loss carryforwards ("NOLs") of $425.8 million, which may be used to offset future taxable income. Of this amount, $131.3 million may only be used to offset future taxable income of up to $13.6 million in any calendar year, including carryover of amounts not used in prior years as a result of a prior ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). U.S. federal NOLs began to expire in 2010 with the majority of federal NOLs set to begin expiring in 2020. In addition, at December 31, 2014, we had NOLs relating to foreign jurisdictions of $188.5 million, which may be used to offset future foreign taxable income that will begin to expire in 2015.
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
As of December 31, 2014, our total outstanding long-term debt (including long-term capital leases) was $749.3 million, which will require significant interest and principal payments. In addition, we had $27.6 million of unused availability under the Revolvers as of December 31, 2014. Subject to the limits contained in the indentures governing the 11.0% Senior Secured Notes due 2017 ("Senior Secured Notes"), the 11.5% Senior Notes due 2018 ("Senior Notes"), and the senior secured credit facility ("Senior Secured Credit Facility"), we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. We also lease certain property and equipment under long-term leases. As of December 31, 2014, our minimum rental expense under non-cancelable operating leases for 2015 was $43.2 million. As of December 31, 2014, our total lease obligations totaled $127.7 million. See Note 13 to the Consolidated Financial Statements included in Item 8 of this Report for further lease commitment information.
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
Our cash interest expense for the year ended December 31, 2014 was $80.0 million. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.
Our Revolvers mature in January 2016. As of December 31, 2014, we had outstanding borrowings of $31,700 under our Revolvers which provide for aggregate borrowings of up to $61,250 less $1,982 of letters of credit outstanding for a total availability of $27,568 as of December 31, 2014. We intend to restructure or refinance the Revolvers prior to their maturity. The refinancing of the Revolvers is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms. In addition, if our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing the Senior Secured Notes, Senior Notes, and Senior Secured Credit Facility, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Senior Secured Notes, Senior Notes, and Senior Secured Credit Facility.
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
Onex has voting ownership of approximately 89% of the fully-diluted equity of SITEL Worldwide. As a result of its equity ownership, Onex is effectively able to control the outcome of votes on all matters submitted to a vote of SITEL Worldwide's equityholders, including the adoption of amendments to its certificate of incorporation and by-laws and approval of significant corporate transactions. Onex can also appoint up to five members of our Board of Directors ("Board"). As a result of their equity ownership, Onex may also be able to substantially influence our operations and business strategy.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Nashville, Tennessee. This facility currently serves as the headquarters for several of our senior executives and our global and North America finance, legal, human resources, information technology and general administrative functions. The following table sets forth information concerning all of our facilities. We believe our existing facilities are adequate to meet current requirements, and suitable additional or substitute space will be available as needed to accommodate any physical expansion. In addition, we operate from time to time in temporary facilities to accommodate growth before new customer contact centers are available. Approximately 12.0% of our customer contact centers are currently owned by us. We have locations with approximately 2.5 million square feet in the Americas reporting segment and approximately 1.1 million square feet in the EMEA reporting segment.
The table below summarizes our customer contact centers and related facilities (excluding sites that are owned or leased by customers but operated by us) as of December 31, 2014:

Country	Locations	Owned/ Leased
Americas:
Brazil	3	0/3
Canada	2	0/2
Columbia	2	0/2
India	4	0/4
Mexico	1	0/1
New Zealand	2	0/2
Nicaragua	2	0/2
Panama	3	1/2
Philippines	12	1/11
United States	26	7/19
Total Americas	57	9/48
EMEA:
Bulgaria	2	0/2
Denmark	1	0/1
France	3	0/3
Germany	8	0/8
Serbia	1	0/1
Morocco	4	0/4
Netherlands	2	0/2
Poland	1	0/1
Portugal	2	0/2
Spain	5	0/5
United Kingdom	6	1/5
Total EMEA	35	1/34
Total	92	10/82

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
Holders
As of January 31, 2015, there were 332 holders of our Class A Common Stock, 2 holders of our Class B Common Stock and 7 holders of our Class C Common Stock. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information about the ownership of our common stock.
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
Recent Sales of Unregistered Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands of U.S. dollars, except where otherwise noted)
The following table sets forth our selected historical consolidated financial data which are derived from our Consolidated Financial Statements for 2014, 2013, 2012, 2011, and 2010. The financial data set forth below should be read in conjunction with, and are qualified by reference to, "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements, and the related notes to those Consolidated Financial Statements, included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$1,440,245	$1,438,338	$1,429,133	$1,415,969	$1,340,545
Operating expenses:
Costs of services*	972,545	946,293	934,547	921,137	856,463
Selling, general, and administrative expenses*	354,404	367,617	372,528	370,611	363,177
Depreciation and amortization of property and equipment	36,222	34,578	35,997	38,902	37,346
Amortization of intangible assets	589	6,383	7,035	13,272	15,523
Restructuring and exit charges	20,407	14,241	15,693	20,048	38,065
Loss (gain) on foreign currency transactions	5,148	(984)	2,596	2,112	4,628
Loss on sale of subsidiary	—	4,558	—	—	—
Impairment and loss on disposal of assets, net	1,598	71	1,484	634	179
Other expense (income), net	75	(743)	97	1,169	(285)
Operating income	49,257	66,324	59,156	48,084	25,449
Interest and other financing costs, net	83,934	80,554	84,307	70,690	65,775
Loss before income taxes	(34,677)	(14,230)	(25,151)	(22,606)	(43,345)
Income tax provision (benefit)	13,683	(15,216)	(1,283)	9,179	(4,488)
Net (loss) income	$(48,360)	$986	$(23,868)	$(31,785)	$(38,857)
Other Financial Data:
Capital expenditures(1)	$35,304	$31,001	$31,503	$40,258	$29,187
Ratio of earnings to fixed charges(2)	—	—	—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$8,857	$7,366	$12,245	$19,337	$29,894
Adjusted working capital(3)	145,176	105,965	131,965	107,482	91,155
Total assets	649,669	620,221	642,349	649,204	682,417
Property and equipment, net	87,354	89,662	91,592	100,468	106,359
Total debt	752,240	739,744	737,121	700,784	656,274
Preferred stock(4)	226,245	126,038	109,919	108,933	94,560
Stockholders’ deficit(5)	566,960	490,143	454,699	433,615	369,022
*Exclusive of Depreciation and amortization of property and equipment

(1)	Capital expenditures are presented on a cash basis consistent with the Consolidated Statements of Cash Flows.

(2)
Earnings for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 were inadequate to cover fixed charges. The coverage deficiency for these years was $59,542, $29,854, $38,849, $43,614, and $55,328, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes, non-controlling interest, plus fixed charges. Fixed charges consist of interest expense, amortized discounts and capitalized expenses related to indebtedness, an estimate of interest within rental expense and preference security dividend requirements.

(3)
Adjusted working capital is a non-GAAP measure that we define as current assets (excluding cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts). See Part II Item 7 of this Report for a reconciliation on this non-GAAP measure.

(4)
At December 31, 2014, there were 39,947, 28,881, and 75,000 shares of our redeemable series B, C, and D preferred stock outstanding with an aggregate liquidation value of $75,103, $69,273, and 81,869, respectively. Our redeemable series B, C, and D preferred stock accrue cumulative dividends at a rate of 12.0%, 16.0%, and 16.0%, respectively, of the liquidation preference per share per annum. Our redeemable series B, C, and D preferred stock can be redeemed for cash at our option any time prior to maturity, but are mandatorily redeemable for cash 91 days following the maturity of the notes. However, we may only make redemption payments to the extent we have the funds legally available and if permitted by the terms of our Senior Secured Credit Facility as amended, supplemented or refinanced. Our Senior Secured Credit Facility does not currently permit any such redemption payments.

(5)
As of December 31, 2014, there were 1,713,321 of exchangeable preferred shares of a subsidiary of SITEL Worldwide Corporation issued to the three stockholders of 1293220 Ontario Inc. under the terms of a support agreement between Customerone Holding Corporation (now SITEL Worldwide Corporation) and 1293220 Ontario Inc., dated December 17, 1998. The exchangeable preferred shares have no voting rights or other rights of redemption but are exchangeable for SITEL Worldwide class A voting shares, plus any dividends declared thereon at any time. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares.

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
Sitel maintains global standards of excellence providing service through 108 customer experience centers and other facilities located in 21 countries and supporting client customers located in 62 countries across North America, South America, Europe, Africa and Asia Pacific in 40 languages. We have approximately 61,100 employees, with approximately 43,200 employees in Americas and approximately 17,900 in EMEA. Home-based agents complement our global network of facilities and provide rapidly scalable services and access to unique skill sets, making Sitel a world leader in customer experience innovation. We believe that our operating platform handles an estimated 2.1 million customer interactions per day.
Due to the depth of our client relationships and expertise, we are well positioned to help clients improve the experience of their customer with their brand, using the most appropriate channels and communication methods. We further strive to deliver value to our clients by reducing their operating costs, as well as increasing their revenue through improved customer satisfaction, increased retention, more effective sales interactions and turning cost centers, such as technical support, into profit centers.
Our geographic footprint and multi-lingual support capability aligns with growing demand from our clients that have global customer bases. Our offering of domestic, nearshore, and offshore contact centers and our Work@Home program allows us to provide customized client solutions, to service customers in a single country or across many different countries and at various price points. Our Global Operating System enables us to deliver consistent, high quality service throughout the world while our regionalized operating model allows us to quickly respond to customer needs.
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
During the years ended December 31, 2014, 2013 and 2012, our largest 10 clients represented approximately 36.3%, 36.7%, and 36.2% of Revenues, respectively. No client represented more than 10% of our total 2014, 2013, or 2012 Revenues.
Operating Expenses
Our operating expenses primarily consist of:

•	costs of services;

•	SG&A expenses;

•	depreciation and amortization of property and equipment;

•	amortization of intangible assets;

•	restructuring and exit charges; and

•	gains or losses on foreign currency transactions.
Of the foregoing, Costs of services and SG&A expenses are our primary operating expenses, accounting collectively for over 90% of our Revenues during 2014, 2013, and 2012. Each component of our operating expenses is described in further detail below.
Costs of Services.    Costs of services represent operating costs specifically associated with client programs. These costs, which include direct labor wages and benefits, telecommunication charges, and sales commissions, are primarily variable in nature. Costs of services represent 67.5%, 65.8%, and 65.4% of our Revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
Direct labor costs (including payroll taxes and benefits) are the primary driver of our Costs of services, representing approximately 94.8%, 95.0%, and 94.6% of our costs of services for the years ended December 31, 2014, 2013 and 2012, respectively. As such, customer service representative wages have been a key component of operating expenses.
SG&A Expenses.    SG&A expenses represent overhead costs associated with support functions, such as finance, human resources, legal, IT, sales and marketing, and senior management. Typically, costs of these support functions are wages and benefits, systems costs, trade costs, insurance, certain telecommunications costs, professional services, and facilities costs. SG&A expenses are fixed in nature but a significant portion of these costs typically shift with revenues over time. The percentage of SG&A expenses to Revenues was 24.6%, 25.6%, and 26.1% for the years ended December 31, 2014, 2013 and 2012, respectively.
Depreciation and Amortization of Property and Equipment.    Our Depreciation and amortization of property and equipment relates to capital expenditures, including leasehold improvements for customer contact centers, and computers and related software that we own or license. We depreciate property and equipment on a straight-line basis over their estimated useful life.
Depreciation and amortization of Property and equipment represent 2.5%, 2.4%, and 2.5% of our Revenues for the years ended December 31, 2014, 2013, and 2012, respectively.
Amortization of Intangible Assets.    Our intangible assets are primarily comprised of non-amortizable goodwill, trademarks, and trade names. During 2014, our amortizable customer relationships related to our January 30, 2007 acquisition of Legacy SITEL became fully amortized, and the Company acquired additional customer relationships of $957. Amortization of intangible assets represents 0.0%, 0.4%, and 0.5% of our Revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
Restructuring and Exit Charges.    Restructuring and exit charges consist of costs incurred in conjunction with reductions in our work force or decisions to exit facilities, including employee severance benefits and lease liabilities net of expected sublease rentals. Restructuring and exit charges represent 1.4%, 1.0%, and 1.1% of our Revenues for the years ended December 31, 2014, 2013, and 2012, respectively.
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
Impairment of Goodwill and Trade Name.    At least annually or more frequently, as changes in circumstances indicate, we evaluate the estimated fair value of our goodwill and indefinite-lived intangibles. To the extent that the carrying value of the net assets of any of our reporting units with goodwill is greater than their estimated fair value, we may be required to take goodwill impairment charges. In addition, an impairment charge is recorded if the carrying value of the intangible asset exceeds its estimated fair value. We did not record goodwill and trade name impairment charges for the years ended December 31, 2014, 2013, and 2012. Our combined goodwill and other intangible assets as of December 31, 2014 and 2013 totaled $154,623 and $154,256, respectively. We will continue to monitor the economic situations that could impact fair value of goodwill and/or other indefinite-lived intangibles and finite-lived intangibles.
Interest and Other Financing Costs, net
Interest and other financing costs, net consist primarily of interest charges under our Senior Notes, Senior Secured Notes, and Senior Secured Credit Facility, as well as costs incurred in connection with the execution of and amendments to these items. We recognized interest and other financing costs of 5.8%, 5.6%, and 5.9% of our Revenues for the years ended December 31, 2014, 2013, and 2012, respectively.
Provision for Income Taxes
Our income tax provision includes U.S. federal, state, local, and foreign income taxes that are currently payable or recoverable, as well as income taxes that are deferred. We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence is considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.
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
U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized. A tax position that does not meet the recognition threshold is an uncertain tax position. We record interest and penalties related to uncertain tax positions as components of income tax expense. Determining the existence and amount of an uncertain tax position involves judgment as to the interpretation of tax laws and the application of those tax laws to the particular facts. We regularly evaluate current information available to us to determine whether such accruals for uncertain tax positions should be adjusted. Given the judgment involved and inherent uncertainty in the resolution of uncertain tax positions, our actual income tax liability for such positions may be different than the accruals established.
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
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The table below presents statement of operations data, including the amount and percentage changes for the periods indicated, as well as the impact from foreign exchange translation:

	Year Ended December 31,
	2014	2013	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
Statement of Operations Data:
Revenues:
Americas	$878,715	$895,253	$(16,538)	(1.8)%	(0.4)%	$(12,825)
EMEA	561,422	543,093	18,329	3.4%	2.9%	2,454
Other	108	(8)	116	n/m	n/m	(57)
Total revenues	1,440,245	1,438,338	1,907	0.1%	0.9%	(10,428)
Operating expenses:
Costs of services:
Americas	563,553	559,042	4,511	0.8%	3.0%	(12,289)
EMEA	409,620	386,612	23,008	6.0%	5.4%	2,324
Other	(628)	639	(1,267)	(198.3)%	1.1%	(1,274)
Total costs of services	972,545	946,293	26,252	2.8%	4.0%	(11,239)
Selling, general, and administrative expenses:
Americas	190,479	200,321	(9,842)	(4.9)%	(3.1)%	(3,714)
EMEA	119,137	117,364	1,773	1.5%	0.4%	1,284
Other	44,788	49,932	(5,144)	(10.3)%	(8.8)%	(752)
Total selling, general, and administrative expenses	354,404	367,617	(13,213)	(3.6)%	(2.7)%	(3,182)
Depreciation and amortization of property and equipment	36,222	34,578	1,644	4.8%	na	na
Amortization of intangible assets	589	6,383	(5,794)	(90.8)%	na	na
Restructuring and exit charges	20,407	14,241	6,166	43.3%	na	na
Loss (gain) on foreign currency transactions	5,148	(984)	6,132	623.2%	na	na
Loss on sale of subsidiary	—	4,558	(4,558)	n/m	na	na
Impairment and loss on disposal of assets, net	1,598	71	1,527	2,150.7%	na	na
Other expense (income), net	75	(743)	818	110.1%	na	na
Operating income	49,257	66,324	(17,067)	(25.7)%	na	na
Interest and other financing costs, net	83,934	80,554	3,380	4.2%	na	na
Loss before income taxes	(34,677)	(14,230)	(20,447)	(143.7)%	na	na
Income tax provision (benefit)	13,683	(15,216)	28,899	189.9%	na	na
Net (loss) income	$(48,360)	$986	$(49,346)	(5,004.7)%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $1,440,245 for the year ended December 31, 2014, an increase of $1,907, compared to $1,438,338 for the year ended December 31, 2013. Excluding the $10,428 impact of foreign exchange translation, Revenues increased by $12,335, from 2013 to 2014. Revenue increases in 2014 (excluding the impact of foreign exchange translation) were primarily attributable to growth of existing client campaigns of approximately $67,800, which was primarily driven by increases of $39,400 in EMEA and $28,400 in the Americas. The increase in Revenues was also due to new business of approximately $64,700, with $44,600 attributable to the Americas and $20,100 attributable to EMEA. These increases in Revenues were partially offset by approximately $120,400 of attrition, of which $76,700 related to the Americas and $43,700 related to EMEA.
Operating Expenses
Costs of Services
Costs of services were $972,545 for the year ended December 31, 2014, an increase of $26,252, compared to $946,293 for the year ended December 31, 2013. Excluding the impact of foreign exchange translation of $11,239, of which $12,289 related to the Americas offset by $2,324 related to EMEA, Costs of services increased by $37,491, during 2014 as compared to 2013. Excluding the impact of foreign exchange translation of $811, gross margin decreased $25,156 during 2014 as compared to the same period during 2013. The decrease in gross margin is due to commercial and execution issues with certain customers.
SG&A
SG&A expenses were $354,404 for the year ended December 31, 2014, a decrease of $13,213, compared to $367,617 for the year ended December 31, 2013. Excluding the impact of foreign currency translation of $3,182, primarily due to $3,714 related to Americas offset by $1,284 related to EMEA, SG&A expenses decreased $10,031, during 2014 as compared to 2013. The decrease in SG&A was primarily due to cost savings initiatives including personnel reductions, telecommunication, and travel expenses.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $36,222 for the year ended December 31, 2014, a increase of $1,644, as compared to $34,578 for the year ended December 31, 2013. The increase was primarily due to computer software being place into service during the fourth quarter of 2014 in addition to an increase in capital expenditures throughout 2014.
Amortization of Intangible Assets
Amortization of intangible assets was $589 for the year ended December 31, 2014, a decrease of $5,794, compared to $6,383 for the year ended December 31, 2013. The decrease was primarily due to customer relationship intangible assets becoming fully amortized during 2014.
Restructuring and Exit Charges
Restructuring and exit charges were $20,407 for the year ended December 31, 2014, an increase of $6,166 compared to $14,241 for the year ended December 31, 2013. Restructuring expense for 2014 included $17,674 of severance costs and $2,733 of facility exit and other costs, while restructuring expense for 2013 included severance costs of $11,232 and facility exit and other costs of $3,009. Refer to Note 7 in the accompanying Consolidated Financial Statements for a discussion of our restructuring plans.
Facility exit and other costs primarily relate to ongoing lease and other contractual obligations. We estimate that approximately $1,280 of cash payments related to these obligations will be made from 2015 through 2018 as the related leases expire.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The restructuring activities implemented during 2014 and the restructuring and exit charges for the year ended December 31, 2014 are summarized below.

Headcount reduction	3,068
Sites eliminated	3
Estimated annualized cash savings	$5,630

Restructuring and exit charges related to restructuring activities initiated in 2014	$17,660
Restructuring and exit charges related to restructuring plans from earlier years	$2,747
Total restructuring and exit charges for the year ended December 31, 2014	$20,407
(Gain) Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $5,148 for the year ended December 31, 2014, compared to a gain of $984 for the year ended December 31, 2013. The 2014 loss was primarily attributable to the revaluation between the Euro and the British Pound Sterling. The 2013 gain was primarily attributable to the revaluation between the U.S. Dollar and the British Pound Sterling.
Impairment and Loss on Disposal of Assets, Net
Impairment and loss on disposal of assets was $1,598 for the year ended December 31, 2014, an increase of $1,527, compared to $71 for the year ended December 31, 2013. The increase was primarily related to impairment charges of $1,171 recognized during 2014 on certain of the Company's property and equipment, of which $478 related to software in the Americas and $693 related to fixed assets in EMEA.
Interest and Other Financing Costs, net
Interest and other financing costs were $83,934 for the year ended December 31, 2014, an increase of $3,380, compared to $80,554 for the year ended December 31, 2013. The increase was primarily attributable to non-cash interest related to mark-to-market fluctuations associated with the interest rate swap, financing costs related to our Sixth Amendment, and increases in interest related to capital leases.
Income Tax Provision (Benefit)
We recognized income tax expense of $13,683 for the year ended December 31, 2014, compared to a benefit of $15,216 for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 was (39.5)% and 106.9% for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 differed from the statutory rate due to current year losses of subsidiaries with full valuation allowances, nondeductible expenditures, and foreign dividends and interest offset by tax rate differences of foreign subsidiaries.
We have significant deferred tax assets in many of the jurisdictions in which we operate. We will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances.
During the second quarter of 2013, we released valuation allowance on U.S. state deferred tax assets totaling $744. During the third quarter of 2013, we released valuation allowance on the deferred tax assets of our French subsidiary in the amount of $10,419 after we concluded that the indefinite lived nature of its net operating losses coupled with its recent operating results and forecasted income substantiated the release. During the fourth quarter of 2013, we released valuation allowance on our German subsidiary in the amount of $7,639 and two of our United Kingdom subsidiaries in the amounts of $8,735 and $1,115 given their recent cumulative profit positions coupled with profitable outlooks. These releases were offset by valuation allowance established on our Italian subsidiary totaling $170 given the expected future operating results could no longer sustain recognition of the deferred tax assets.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the fourth quarter of 2014, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $33 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on the 2015 portfolio of foreign currency hedges which are designated as accounting hedges and an offsetting non-cash income tax benefit of $33 in continuing operations compared to $598 and $3,237 related to the 2013 portfolio recorded in 2013 and 2012, respectively. The 2014 hedge portfolio was fully settled during the fourth quarter, resulting in the reversal of previously recorded tax benefits in non-cash income tax expense of $1,676. During

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

the first quarter of 2014, the 2013 hedge portfolio was fully settled resulting in the reversal of previously recorded tax benefits in non-cash income tax expense of $3,799.
We have not recorded deferred U.S. income tax liabilities of $12,455 and $12,162 applicable to undistributed earnings of $36,779 and $34,977 at December 31, 2014 and 2013, respectively, related to certain foreign subsidiaries as these undistributed earnings are indefinitely reinvested in foreign operations. During the fourth quarter of 2014, we changed our assertion with respect to a certain foreign subsidiary however did not record a deferred tax liability applicable to the undistributed earnings due to an excess tax basis. During the fourth quarter of 2013, we changed our assertions with respect to certain of our foreign subsidiaries. We recorded a deferred tax liability applicable to the undistributed earnings of our Nicaraguan subsidiary for $584 as a result of its strong performance combined with repatriation opportunities and our Indian subsidiary for $1,683 given that future distributions could exceed current earnings. We reduced the deferred tax liabilities as a result of reversing our assertions related to our Polish subsidiary for $1,055 as future distributions are not expected to exceed current earnings. We continuously review the assertion for indefinitely reinvested earnings in line with our global cash strategy.
The provision for income taxes increased to expense of $13,683 for the year ended December 31, 2014 from an income tax benefit of $15,216 for the year ended December 31, 2013 primarily due to the additional tax expense of $28,432 resulting from the release of valuation allowances on the deferred tax assets of certain of our foreign subsidiaries in 2013 when compared to 2014.
For the year ended December 31, 2013, we recognized a $15,216 benefit for income taxes. The effective tax rate for the year ended December 31, 2013 was 106.9%. The income tax provision differed from the statutory rate due to releases in valuation allowances primarily related to operating losses, foreign dividends and interest, and nondeductible expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The table below presents statement of operations data, including the amount and percentage changes for the periods indicated, as well as the impact from foreign exchange translation:

	Year Ended December 31,
	2013	2012	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
Statement of Operations Data:
Revenues:
Americas	$895,253	$870,079	$25,174	2.9%	3.8%	$(7,946)
EMEA	543,093	559,554	(16,461)	(2.9)%	(5.3)%	13,368
Other	(8)	(500)	492	98.4%	132.0%	(168)
Total revenues	1,438,338	1,429,133	9,205	0.6%	0.3%	5,254
Operating expenses:
Costs of services:
Americas	559,042	540,418	18,624	3.4%	5.1%	(8,745)
EMEA	386,612	394,509	(7,897)	(2.0)%	(4.5)%	9,879
Other	639	(380)	1,019	268.2%	109.2%	604
Total costs of services	946,293	934,547	11,746	1.3%	1.1%	1,738
Selling, general, and administrative expenses:
Americas	200,321	201,208	(887)	(0.4)%	1.4%	(3,614)
EMEA	117,364	129,554	(12,190)	(9.4)%	(11.1)%	2,249
Other	49,932	41,766	8,166	19.6%	20.0%	(198)
Total selling, general, and administrative expenses	367,617	372,528	(4,911)	(1.3)%	(0.9)%	(1,563)
Depreciation and amortization of property and equipment	34,578	35,997	(1,419)	(3.9)%	na	na
Amortization of intangible assets	6,383	7,035	(652)	(9.3)%	na	na
Restructuring and exit charges	14,241	15,693	(1,452)	(9.3)%	na	na
(Gain) loss on foreign currency transactions	(984)	2,596	(3,580)	(137.9)%	na	na
Loss on sale of subsidiary	4,558	—	4,558	n/m	na	na
Impairment and loss on disposal of assets, net	71	1,484	(1,413)	(95.2)%	na	na
Other (income) expense, net	(743)	97	(840)	(866.0)%	na	na
Operating income	66,324	59,156	11,726	19.8%	na	na
Interest and other financing costs, net	80,554	84,307	(3,753)	(4.5)%	na	na
Loss before income taxes	(14,230)	(25,151)	15,479	61.5%	na	na
Income tax benefit	(15,216)	(1,283)	(13,933)	(1,086.0)%	na	na
Net income (loss)	$986	$(23,868)	$29,412	123.2%	na	na

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
Operating Expenses
Costs of Services
Costs of services were $946,293 for the year ended December 31, 2013, an increase of $11,746, compared to $934,547 for the year ended December 31, 2012. Excluding the impact of foreign exchange translation of $1,738, of which $9,879 related to EMEA offset by $8,745 related to the Americas, Costs of services increased by $10,008, during 2013 as compared to 2012. Costs of services increases were primarily due to the aforementioned increase in Revenues, but slightly lower margins due to a shift in customer mix.
SG&A
SG&A expenses were $367,617 for the year ended December 31, 2013, a decrease of $4,911, compared to $372,528 for the year ended December 31, 2012. Excluding the impact of foreign currency translation of $1,563, primarily due to $3,614 related to Americas offset by $2,249 related to EMEA, SG&A expenses decreased $3,348, during 2013 as compared to 2012. The decrease in SG&A was primarily due to cost savings initiatives during 2013.
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
Restructuring and Exit Charges
Management initiated a restructuring plan for the year ended December 31, 2012 (the "2012 Plan") in response to reduced volumes stemming from the global economic downturn and the likelihood of a prolonged and sluggish recovery period, primarily in EMEA. A restructuring plan for the year ended December 31, 2013 (the "2013 Plan") was also initiated in response to reduced volumes caused by the continued economic instability. Both plans consisted of workforce reductions and site closures.
Restructuring and exit charges were $14,241 for the year ended December 31, 2013, a decrease of $1,452, compared to $15,693 for the year ended December 31, 2012. Restructuring expense included severance costs of $11,232 and $12,217 for the years ended December 31, 2013 and 2012, respectively. Facility exit and other costs, which primarily related to ongoing lease and other contractual obligations, were $3,009 and $3,476 for the years ended December 31, 2013 and 2012, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Information regarding the 2013 Plan and the restructuring and exit charges for the year ended December 31, 2013 is summarized below:

Headcount reduction	2,325
Sites eliminated	—
Estimated annualized cash savings	$3,469

Restructuring and exit charges related to the 2013 Plan	$12,462
Restructuring and exit charges related to restructuring plans from earlier years	$1,779
Total restructuring and exit charges for the year ended December 31, 2013	$14,241
Information regarding the 2012 Plan and the restructuring and exit charges for the year ended December 31, 2012 is summarized below:

Headcount reduction	1,392
Sites eliminated	2
Estimated annualized cash savings	$9,772

Restructuring and exit charges related to the 2012 Plan	$12,716
Restructuring and exit charges related to restructuring plans from earlier years	$2,977
Total restructuring and exit charges for the year ended December 31, 2012	$15,693
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
We have significant deferred tax assets in many of the jurisdictions in which we operate. Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. During the second quarter of 2013, we released valuation allowance on U.S. state deferred tax assets totaling $744. During the third quarter of 2013, we released valuation allowance on the deferred tax assets of our French subsidiary in the amount of $10,419 after management concluded that the indefinite lived nature of its net operating losses coupled with its recent operating results and forecasted income substantiated the release. During the fourth quarter of 2013, we released valuation allowance on our German subsidiary in the amount of $7,639 and two of our United Kingdom subsidiaries in the amounts of $8,735 and $1,115 given their recent cumulative profit positions coupled with profitable outlooks. These releases were offset by valuation allowance established on our Italian subsidiary totaling $170 given the expected future operating results could no longer sustain recognition of the deferred tax assets. During the fourth quarter of 2012, we released the valuation allowance on operating losses and other tax attributes with unlimited carryforward periods in certain jurisdictions to the extent that the deferred tax liabilities related to indefinite lived intangibles created a source of income to support the release. This release resulted in a tax benefit of $5,139.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the first quarter of 2013, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $598 related to the 2013 hedge portfolio against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on foreign currency hedges which are designated as accounting hedges and an offsetting non-cash income tax benefit of $598 in continuing operations as compared to a non-cash deferred income tax expense against other comprehensive income and offsetting non-cash income tax benefit of $3,237 related to the 2013 hedge portfolio in continuing operations during the third quarter of 2012. During the fourth quarter of 2012, we recorded a non-cash deferred income tax expense of $948 against Foreign currency translation adjustment as a result of year to date gains from foreign currency fluctuations primarily related to our establishment of a deferred tax liability on unrepatriated foreign earnings of our Philippines subsidiary and an offsetting non-cash income tax benefit of $948 in continuing operations.
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash provided by operating activities, borrowings under our Senior Secured Credit Facility, and proceeds from the issuances of our Senior Secured Notes, Senior Notes, and equity. We expect that these will continue to be our principal sources of cash in the future. Our principal uses of cash have included debt service, capital

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
We believe that cash generated from operations, existing cash balances, and borrowings under our Senior Secured Credit Facility or other financing arrangements will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled debt payments. Our Revolvers mature in January 2016. As of December 31, 2014, we had outstanding borrowings of $31,700 under our Revolvers which provide for aggregate borrowings of up to $61,250 less $1,982 of letters of credit outstanding for a total availability of $27,568 as of December 31, 2014. We intend to restructure or refinance the Revolvers prior to their maturity. The refinancing of the Revolvers is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms.
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
We expect our operations to continue to require capital expenditures at or above prior years to support expected growth of our business and various cost savings initiatives. We expect to continue to finance equipment purchases through proceeds from our operations, our Senior Secured Credit Facility, and our ability to acquire equipment through operating and capital lease obligations with various equipment vendors and lending institutions.
During the year ended December 31, 2014, cash paid for fixed asset capital expenditures and other related investments totaled $35,304. The capital expenditure line item includes the following categories: facilities and information technology repair and maintenance, growth, retention, and incremental new sites.
The maximum capital expenditures covenant in our Senior Secured Credit Facility limits our annual capital spending, cash restructuring in excess of $10,000 and our acquisition expenses in excess of $10,000, to a pre-established limit for each year and allows for carryover of unused spend.
As of December 31, 2014, our total Cash and cash equivalents were $8,857, and our indebtedness was $752,240. This compares with $7,366 in total Cash and cash equivalents and $739,744 of indebtedness as of December 31, 2013. Adjusted working capital was $145,176 at December 31, 2014, compared to $105,965 at December 31, 2013, a increase of $39,211. Adjusted working capital is a non-GAAP measure that we define as current assets (excluding cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts). See Part II Item 7 of this Report for a reconciliation of this non-GAAP measure.
These fluctuations are explained in the Cash Flows comparisons below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Cash Flows
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Year Ended December 31,		Increase (Decrease) to Net Cash Flow
	2014	2013	Amount
Cash provided by (used in):
Operating activities	$(44,851)	$33,866	$(78,717)
Investing activities	(34,535)	(30,723)	(3,812)
Financing activities	81,465	(7,572)	89,037
Operating Activities.    Cash flow from operations was a use of cash of $44,851 in 2014, compared to a source of cash of $33,866 in 2013. Cash flow from operations decreased primarily due to the $49,346 decrease in Net income from 2013 to 2014, as well as unfavorable changes in our Accounts receivable of $60,111. The decrease in Accounts receivable was primarily driven by the timing of our Accounts receivable collections during 2014 compared to 2013.
Investing Activities.    Cash used in investing activities was $34,535 in 2014, compared to $30,723 in 2013. The increase was primarily driven by an increase in capital expenditures during 2014, partially offset by the proceeds from the disposition of our Port Aurthur location during the first quarter of 2014.
Financing Activities.    Cash provided by financing activities was $81,465 in 2014, compared to a use of cash of $7,572 in 2013. The increase in cash provided by financing activities was primarily due to the issuance of Preferred D stock during the second quarter of 2014. In addition, we had borrowings on the Revolvers during 2014 compared to paydowns during 2013.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Financing Activities.    Cash used by financing activities was $7,572 in 2013, compared to source of cash of $18,771 in 2012. The decrease in cash provided by financing activities was primarily due to higher pay downs and less borrowings against the Revolvers over the course of 2013 as compared to 2012, partially offset by a reduction in debt issuance costs incurred during 2013.
Contractual Obligations and Commercial Commitments
The following table represents our contractual commitments associated with our debt and other contractual obligations as of December 31, 2014:

	Payments Due By Period
Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Totals
	(dollars in thousands)
Long-term debt obligations(1)	$—	$454,540	$300,000	$—	$754,540
Interest obligation(2)	79,763	118,705	8,625	—	207,093
Capital lease obligations(3)	3,821	3,784	384	—	7,989
Operating lease obligations(4)	43,172	51,858	21,361	3,357	119,748
Purchase commitments(5)	27,477	14,787	10,075	—	52,339
Total(6)	$154,233	$643,674	$340,445	$3,357	$1,141,709

(1)
Represents principal on our Senior Notes, the Senior Secured Notes, and Senior Secured Credit Facility. For further information on our long-term debt obligations, see Note 8 to our Consolidated Financial Statements for the year ended December 31, 2014. As of December 31, 2014, we had outstanding borrowings of $31,700 under our Revolvers which provide for aggregate borrowings of up to $61,250 less $1,982 of letters of credit outstanding for a total availability of $27,568 as of December 31, 2014. The actual amounts of interest and payments under our Revolvers will ultimately depend on the amount of debt and letters of credit outstanding and the interest rates in effect during each period.

(2)
Represents interest payments on our Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes. Because we have hedged $175,000 of our outstanding term loan borrowings through an interest rate swap agreement expiring December 2016, the interest payments reflected above for that $175,000 are based on the swap rate of 2.315% through the expiration date of that agreement, rather than the interest rate of the Term Loans. Variable interest rates under our Senior Secured Credit Facility have been assumed to remain constant through the end of the term. For further information, see Notes 8 and 15 to our Consolidated Financial Statements for the year ended December 31, 2014, included in Item 8 of this report.

(3)
Consists of payments under our capital leases for certain equipment. For further information, see Note 13 to our Consolidated Financial Statements for the year ended December 31, 2014, included in Item 8 of this report.

(4)
Represents payments under our non-cancelable operating leases for various property and equipment. For further information, see Note 13 to our Consolidated Financial Statements for the year ended December 31, 2014.

(5)	Consists primarily of contractual obligations to purchase goods or services, primarily telecommunications services, which are enforceable and legally binding on us.

(6)
Because we are uncertain as to when and if cash settlement may occur, this table does not reflect our net long-term liability of $21,461 related to uncertain tax positions. See Note 10 of the Consolidated Financial Statements for the year ended December 31, 2014, included in Item 8 of this report.

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
Senior Secured Credit Facility
Overview
On January 30, 2007, we entered into a Senior Secured Credit Facility among a syndicate of banks with Goldman Sachs Credit Partners L.P. as joint lead arranger, joint bookrunner, administrative agent and collateral agent and GE Capital Markets, Inc. as joint lead arranger and joint bookrunner. The Senior Secured Credit Facility originally provided for total available borrowings in an aggregate principal amount of approximately $760,000, which included $85,000 of Revolvers maturing on January 30, 2013, consisting of a $50,000 U.S. revolver, a $7,000 Canadian revolver (made available in Canadian dollars) and a $28,000 U.K. revolver (made available in Euro and British pound sterling), and $675,000 of Term Loans maturing on January 30, 2014, consisting of a $550,000 U.S. term loan, a €51,447 Euro term loan, and a £30,000 British pound sterling term loan. SITEL, LLC was the borrower under the U.S. term loan and the U.S. revolver, ClientLogic Holding Limited was the borrower under the Euro term loan, the British pound sterling term loan and the U.K. revolver, and SITEL Canada Corporation (formerly known as ClientLogic Canada Corporation) was the borrower under the Canadian revolver.
As of December 31, 2014, we had an aggregate of $254,540 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $222,840 of term loan borrowings. Our Term Loans consisted of approximately $177,973 outstanding on the U.S. term loan, $26,657 outstanding on the Euro term loan, and $18,210 outstanding on the British pound sterling term loan. As of December 31, 2014, we had $31,700 of borrowings outstanding and $27,568 available for additional borrowings under our Revolvers.
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
Third Amendment
In February 2010, we entered into a third amendment to the Senior Secured Credit Facility (the "Third Amendment") to, among other things, permit the issuance of the Senior Notes, improve the terms of mandatory prepayment requirements, and modify our Senior Secured Leverage Ratio and Minimum Interest Coverage Ratio.
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
Fifth Amendment
In April 2012, we entered into the fifth amendment to the Senior Secured Credit Facility (the "Fifth Amendment") which allowed for the issuance and sale of the Senior Secured Notes, modified our Senior Secured Leverage Ratio and Minimum Interest Coverage Ratio, and changed the currency mix of our lenders' revolver commitments to consist only of U.S. dollar and Canadian dollar amounts and terminated the British pound sterling revolver commitment. During the second quarter of 2012, a portion of the proceeds received from the issuance of the Senior Secured Notes were used to prepay the outstanding balances on the non-extended Term Loans, which were due in January 2014.
Sixth Amendment
In February 2014, we entered into the sixth amendment to the Senior Secured Credit Facility (the "Sixth Amendment") which increased our Senior Secured Leverage Ratio and decreased our Minimum Interest Coverage Ratio covenant levels.
Interest
The Term Loans mature in January 2017. All Term Loans amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 7.25% or the higher of the federal funds rate plus 0.50% or the banks’ prime rate plus the applicable margin of 6.25%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 7.25%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 7.25%. We have an interest rate swap agreement for the notional amount of $175,000 against our Term Loans that is based on a rate of 2.315% versus three month LIBOR. In November 2011, we amended our interest rate swap agreement to reduce the notional amount to $175,000 from $350,000 as of March 31, 2012.
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
For the years ended December 31, 2014, 2013, and 2012, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.81%, 8.61%, and 8.57%, respectively. For the years ended

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

December 31, 2014, 2013, and 2012, the weighted average rate on the Revolvers was 8.55%, 8.43%, and 8.06%, respectively. Specified interest rates for the Euro term loan and Canadian term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of December 31, 2014. We believe that we will continue to be able to comply with the restrictive covenants in our Senior Secured Credit Facility throughout 2015.
Off Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At December 31, 2014, the future lease commitments relating to our operating leases were $119,748. Refer to Note 13 in the accompanying Consolidated Financial Statements for a discussion of our operating leases. We utilize standby letters of credit to support primarily workers’ compensation policy requirements, performance obligations, tax obligations, and certain operating leases. These obligations will expire at various dates through June 2015, and are renewed as required. The outstanding commitment on these obligations at December 31, 2014 was $1,982.
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
Seasonality
Our business has been generally subject to seasonality, with revenues and profits strongest in the fall months due to the high level of sales activity between our clients and their customers during the fall holiday season, with slower business during the spring and summer months.

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
The computation of Adjusted EBITDA is as follows:

(in thousands of U.S. dollars)	December 31, 2014	December 31, 2013	December 31, 2012
Net (loss) income	$(48,360)	$986	$(23,868)
Adjustments:
Income tax provision (benefit)	13,683	(15,216)	(1,283)
Interest and other financing costs, net	83,934	80,554	84,307
Impairment and loss on disposal of assets, net	1,598	4,629	1,484
Amortization of intangible assets	589	6,383	7,035
Depreciation and amortization of property and equipment	36,222	34,578	35,997
Restructuring and exit charges	20,407	14,241	15,693
Non-cash loss on FX	9,039	1,739	4,558
Non-cash (gain) loss on FX hedges	(1,452)	708	(917)
Stock compensation	152	256	518
Other	1,910	1,215	1,654
Total Adjustments	166,082	129,087	149,046
Adjusted EBITDA	$117,722	$130,073	$125,178
The computation of Adjusted working capital is as follows:

(in thousands of U.S. dollars)	December 31, 2014	December 31, 2013	December 31, 2012
Working capital (a)	$152,272	$112,113	$143,359
Adjustments:
Cash and cash equivalents	(8,857)	(7,366)	(12,245)
Restricted cash	(4,159)	(4,312)	(3,758)
Current portion of capital lease obligations	2,952	2,005	3,023
Book overdrafts	2,968	3,525	1,586
Total Adjustments	(7,096)	(6,148)	(11,394)
Adjusted working capital	$145,176	$105,965	$131,965
(a) Defined as current assets less current liabilities from the Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance because it reflects working capital related to core operations, which we find helpful in evaluating performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

(in thousands of U.S. dollars)	Year Ended December 31,
	2014	2013	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$1,440,245	$1,438,338	$1,907	0.1%	0.9%	$(10,428)	$12,335
Total costs of services	972,545	946,293	26,252	2.8%	4.0%	(11,239)	37,491
Total selling, general, and administrative expenses	354,404	367,617	(13,213)	(3.6)%	(2.7)%	(3,182)	(10,031)

	Year Ended December 31,
	2013	2012	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$1,438,338	$1,429,133	$9,205	0.6%	0.3%	$5,254	$3,951
Total costs of services	946,293	934,547	11,746	1.3%	1.1%	1,738	10,008
Total selling, general, and administrative expenses	367,617	372,528	(4,911)	(1.3)%	(0.9)%	(1,563)	(3,348)
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
Income Taxes
Our income tax provision includes U.S. federal, state, local and foreign income taxes that are currently payable or recoverable, as well as income taxes that are deferred.
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
U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized. A tax position that does not meet the recognition threshold is an uncertain tax position. We record interest and penalties related to uncertain tax positions as components of income tax expense. Determining the existence and amount of an uncertain tax position involves judgment as to the interpretation of tax laws and the application of those tax laws to the particular facts. We regularly evaluate current information available to us to determine whether such accruals for uncertain tax positions should be adjusted. Given the judgment involved and inherent uncertainty in the resolution of uncertain tax positions, our actual income tax liability for such positions may be different than the accruals established.
See Note 10 of the Consolidated Financial Statements for the year ended December 31, 2014 included in Item 8 of this Report for additional discussion regarding income taxes.
Recent Accounting Pronouncements
See Note 1 of the Consolidated Financial Statements for the year ended December 31, 2014 included in Item 8 of this Report for discussion of the potential impact of recent accounting pronouncements.

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
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2014, we had $254,540 of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to increase interest expense by approximately $2,545, for the year ended December 31, 2014 before giving effect to the interest rate swap agreement described below. Approximately 78.5% of our term loan debt at December 31, 2014 was covered by an interest rate swap derivative instrument. The interest rate swap agreement described below reduces our exposure to interest rate risk associated with our variable rate debt for the periods in which the agreement is in effect.
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
Cash Flow Hedges.    We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which the Consolidated Financial Statements are reported. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Significant costs are incurred in our foreign locations where we service a number of our U.S. and European based clients using non-U.S. and non-European based customer care centers, such as customer care centers in the Philippines, India, Mexico, New Zealand and others. Conversely, related revenues from the client contracts are invoiced and collected in a different currency, principally in U.S. dollars as well as other currencies such as the Euro, British pound sterling ("GBP"), and Australian and New Zealand dollars. To hedge against the risk of fluctuations in the invoiced currency, we have contracted with financial institutions to set (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of December 31, 2014, we had forward contracts maturing within the next 12 months. The principal currency exposures hedged are in relation to the Philippine peso ("PHP") the Indian rupee ("INR"), the New Zealand dollar ("NZD"), and the Mexican peso ("MXN").

To help minimize variability and exposure to changes in these currencies on a year over year basis, we have a hedging program in place that enters into hedges throughout the preceding year of the exposure. Under this program we have entered into forward contracts with two financial institutions to acquire these foreign currencies set forth in the table below:

Currency to be Acquired	USD Equivalent Amount of Foreign Currency to be Acquired, in thousands	Exchange Rate	Contract Term
PHP	$132,230	44.32	2015
INR	$21,798	63.60	2015
NZD	$9,767	1.35	2015
MXN	$8,168	13.22	2015
We do not use derivative foreign exchange instruments for trading or other speculative purposes.
Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had a 10% depreciation against our non-U.S. dollar denominated business in 2014, revenues would have been increased by approximately $79,000 and operating income would have been decreased by approximately $14,000, respectively, before giving effect to the forward contracts described above.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SITEL Worldwide Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, changes in stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of SITEL Worldwide Corporation and its subsidiaries (the "Company") at December
31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the
United States of America. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.We conducted our audits of these statements in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Nashville, Tennessee
February 18, 2015

SITEL Worldwide Corporation
Consolidated Balance Sheets
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share data)

	2014	2013
Assets
Current assets
Cash and cash equivalents	$8,857	$7,366
Accounts receivable (net of allowance for doubtful accounts of $2,562 and $2,081, respectively)	279,227	242,472
Prepaids and other current assets	56,711	53,832
Total current assets	344,795	303,670
Property and equipment, net	87,354	89,662
Goodwill	117,708	117,709
Other intangible assets, net	36,915	36,547
Deferred income taxes	28,951	35,975
Other noncurrent assets	33,946	36,658
Total assets	$649,669	$620,221
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$22,300	$20,161
Accrued payroll and benefits	75,037	76,646
Accrued liabilities and other	85,713	85,235
Income taxes payable	6,521	7,510
Current portion of capital lease obligations	2,952	2,005
Total current liabilities	192,523	191,557
Long-term debt	746,016	734,614
Capital lease obligations	3,272	3,125
Deferred income taxes	5,919	3,828
Other noncurrent liabilities	42,654	51,202
Total liabilities	990,384	984,326
Commitments and contingencies (see Note 14)

SITEL Worldwide Corporation
Consolidated Balance Sheets (Continued)
December 31, 2013 and 2012

(in thousands of U.S. dollars, except share and per share data)

	2014	2013
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at December 31, 2014 and 2013	75,103	66,982
Series C, $0.01 par value; 28,881 shares issued and outstanding at December 31, 2014 and 2013	69,273	59,056
Series D, $0.01 par value; 75,000 shares issued and outstanding at December 31, 2014 and none issued at December 31, 2013	81,869	—
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at December 31, 2014 and December 31, 2013	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 41,766,222 (including 9,060,858 restricted) and 40,699,602 (including 8,268,358 restricted) shares issued at December 31, 2014 and 2013, respectively; 38,223,599 and 38,234,495 shares outstanding at December 31, 2014 and 2013, respectively	327	325
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at December 31, 2014 and 2013	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at December 31, 2014 and 2013, respectively	68	68
Additional paid-in capital	334,657	357,518
Accumulated deficit	(836,750)	(788,390)
Accumulated other comprehensive loss	(57,186)	(53,964)
Treasury shares, at cost	(11,623)	(9,247)
Total stockholders’ deficit	(566,960)	(490,143)
Total liabilities and stockholders’ deficit	$649,669	$620,221
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2014, 2013 and 2012

(in thousands of U.S. dollars)

	2014	2013	2012
Revenues	$1,440,245	$1,438,338	$1,429,133
Operating expenses
Costs of services*	972,545	946,293	934,547
Selling, general, and administrative expenses*	354,404	367,617	372,528
Depreciation and amortization of property and equipment	36,222	34,578	35,997
Amortization of intangible assets	589	6,383	7,035
Restructuring and exit charges	20,407	14,241	15,693
Loss (gain) on foreign currency transactions	5,148	(984)	2,596
Loss on sale of subsidiary	—	4,558	—
Impairment and loss on disposal of assets, net	1,598	71	1,484
Other expense (income), net	75	(743)	97
Operating income	49,257	66,324	59,156
Interest and other financing costs, net	83,934	80,554	84,307
Loss before income taxes	(34,677)	(14,230)	(25,151)
Income tax provision (benefit)	13,683	(15,216)	(1,283)
Net (loss) income	(48,360)	986	(23,868)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax (benefit) expense of $(46), $(3), and $948, respectively	(8,451)	(12,119)	1,203
Unrealized gain (loss) on derivative valuation, net of tax (benefit) expense of $(3,400), $659, and $3,106, respectively	6,209	(6,897)	5,325
Change related to pension liability, net of tax (benefit) expense of $(239), $43, and $0, respectively	(980)	(1,548)	(1,602)
Total other comprehensive (loss) income	(3,222)	(20,564)	4,926
Comprehensive loss	$(51,582)	$(19,578)	$(18,942)
*Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 1
Years Ended December 31, 2014, 2013 and 2012

 (in thousands of U.S. dollars, except per share amounts)

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at January 1, 2012	31,965,438	88,281,647	6,751,263	$302	$882	$68	$374,777	$(765,508)	$(389,479)
Restricted shares forfeited	(36,500)	—	—	—	—	—	—	—	—
Stock issued for cash and notes	1,296,359	—	—	13	—	—	480	—	493
Stock granted	322,034	—	—	3	—	—	247	—	250
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(2,113)	—	(2,113)
Net loss	—	—	—	—	—	—	—	(23,868)	(23,868)
Balances at December 31, 2012	33,547,331	88,281,647	6,751,263	$318	$882	$68	$373,391	$(789,376)	$(414,717)
Restricted shares granted	7,318,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(823,617)	—	—	—	—	—	—	—	—
Stock granted	657,888	—	—	7	—	—	246	—	253
Preferred B and C stock accretion and BCF	—	—	—	—	—	—	(16,119)	—	(16,119)
Net income	—	—	—	—	—	—	—	986	986
Balances at December 31, 2013	40,699,602	88,281,647	6,751,263	$325	$882	$68	$357,518	$(788,390)	$(429,597)
Restricted shares granted	900,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(107,500)	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—	2,376	—	2,376
Stock granted	274,120	—	—	2	—	—	150	—	152
Preferred B, C, and D stock accretion and BCF	—	—	—	—	—	—	(25,387)	—	(25,387)
Net loss	—	—	—	—	—	—	—	(48,360)	(48,360)
Balances at December 31, 2014	41,766,222	88,281,647	6,751,263	$327	$882	$68	$334,657	$(836,750)	$(500,816)
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 2
Years Ended December 31, 2014, 2013 and 2012

 (in thousands of U.S. dollars, except per share amounts)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at January 1, 2012	$(389,479)	$(29,091)	$1,518	$(10,753)	$2,665	2,465,107	$(8,475)	$(433,615)
Stock issued for cash and notes	493	—	—	—	—	—	—	493
Purchase of treasury stock	—	—	—	—	—	6,727,273	(772)	(772)
Stock granted	250	—	—	—	—	—	—	250
Preferred B and C stock accretion and BCF	(2,113)	—	—	—	—	—	—	(2,113)
Change related to pension liability, net of tax of $0	—	—	(1,602)	—	—	—	—	(1,602)
Unrealized gain on derivative, net of tax expense of $3,106	—	—	—	5,325	—	—	—	5,325
Net loss	(23,868)	—	—	—	—	—	—	(23,868)
Foreign currency translation adjustment, net of tax expense of $948	—	1,203	—	—	—	—	—	1,203
Balances at December 31, 2012	$(414,717)	$(27,888)	$(84)	$(5,428)	$2,665	9,192,380	$(9,247)	$(454,699)
Stock granted	253	—	—	—	—	—	—	253
Preferred B and C stock accretion and BCF	(16,119)	—	—	—	—	—	—	(16,119)
Change related to pension liability, net of tax expense of $43	—	—	(1,548)	—	—	—	—	(1,548)
Unrealized loss on derivative, net of tax expense of $659	—	—	—	(6,897)	—	—	—	(6,897)
Net income	986	—	—	—	—	—	—	986
Foreign currency translation adjustment, net of tax (benefit) of $(3)	—	(12,119)	—	—	—	—	—	(12,119)
Balances at December 31, 2013	$(429,597)	$(40,007)	$(1,632)	$(12,325)	$2,665	9,192,380	$(9,247)	$(490,143)

SITEL Worldwide Corporation
Consolidated Statements of Changes in Stockholders’ Deficit - Schedule 2 (Continued)
Years Ended December 31, 2013, 2012 and 2011

 (in thousands of U.S. dollars, except per share amounts)

		Accumulated Other Comprehensive (Loss) Income
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/Other	Unrealized (Loss) Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2013	(429,597)	(40,007)	(1,632)	(12,325)	2,665	9,192,380	(9,247)	(490,143)
Treasury stock acquired	2,376	—	—	—	—	1,077,516	(2,376)	—
Stock granted	152	—	—	—	—	—	—	152
Preferred B, C, and D stock accretion and BCF	(25,387)	—	—	—	—	—	—	(25,387)
Change related to pension liability, net of tax (benefit) of $(239)	—	—	(980)	—	—	—	—	(980)
Unrealized gain on derivative, net of tax (benefit) of $(3,400)	—	—	—	6,209	—	—	—	6,209
Net loss	(48,360)	—	—	—	—	—	—	(48,360)
Foreign currency translation adjustment, net of tax (benefit) of $(46)	—	(8,451)	—	—	—	—	—	(8,451)
Balances at December 31, 2014	$(500,816)	$(48,458)	$(2,612)	$(6,116)	$2,665	10,269,896	$(11,623)	$(566,960)
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012

(in thousands of U.S. dollars)

	2014	2013	2012
Cash flows from operating activities
Net (loss) income	$(48,360)	$986	$(23,868)
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	36,811	40,961	43,032
Deferred income taxes	8,134	(25,849)	(1,744)
Non-cash derivative activity	6,345	9,653	2,596
Non-cash stock compensation expense	155	256	518
Amortization of debt issue costs and original issue discount	5,288	4,867	3,786
Amortization of deferred training revenue, net of costs	(2,436)	(3,845)	(3,247)
Loss (gain) on disposal of capital assets	427	(182)	(149)
Impairment of property and equipment and other long-term assets	1,171	753	1,633
Loss on sale of subsidiary	—	4,558	—
Other non-cash items, net	390	(1,772)	(1,495)
Change in book overdrafts	(557)	1,939	(1,932)
Changes in operating assets and liabilities
Accounts receivable	(51,969)	8,142	(9,837)
Prepaids and other current assets	(10,398)	(1,563)	(1,588)
Other noncurrent assets	(4,585)	(3,454)	(9,725)
Accounts payable and accrued liabilities and taxes	14,538	(3,057)	8,526
Other noncurrent liabilities	195	1,473	94
Net cash provided by (used in) operating activities	(44,851)	33,866	6,600
Cash flows from investing activities
Purchases of property and equipment	(35,304)	(31,001)	(31,503)
Proceeds from disposition of property and equipment	1,752	278	319
Purchases of intangible assets	(983)	—	—
Net cash used in investing activities	(34,535)	(30,723)	(31,184)

SITEL Worldwide Corporation
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2012, 2011 and 2010

(in thousands of U.S. dollars)

	2014	2013	2012
Cash flows from financing activities
Proceeds from issuance of Series D Preferred Stock, net	74,820	—	—
Proceeds related to stock transactions	—	—	227
Purchases of preferred and treasury shares	—	—	(1,900)
Payments on long-term debt and capital lease obligations	(405,949)	(733,345)	(699,239)
Proceeds from issuance of Senior Secured Notes	—	—	192,000
Proceeds from other long-term debt	417,001	729,402	538,640
Payment of interest rate swap	(3,688)	(3,612)	(4,065)
Payments of debt issue costs	(719)	(17)	(6,892)
Net cash provided by (used in) financing activities	81,465	(7,572)	18,771
Effect of exchange rate on cash and cash equivalents	(588)	(450)	(1,279)
Net change in cash and cash equivalents	1,491	(4,879)	(7,092)
Cash and cash equivalents:
Beginning of year	7,366	12,245	19,337
End of year	$8,857	$7,366	$12,245
Cash paid for interest	$80,016	$79,254	$68,702
Cash paid for income taxes	$9,003	$5,942	$(208)
Non-cash activities:
Purchases of assets under capital leases	$3,709	$4,566	$473
Property and equipment additions unpaid	$426	$895	$156
See accompanying Notes to Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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
Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments, such as disbursement accounts, term deposits, money market instruments, and commercial paper carried with original maturities of three months or less. Legally restricted cash of $4,159 and $4,312 as of December 31, 2014 and 2013, respectively, are included in Prepaids and other current assets in the Consolidated Balance Sheets.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

The transactions in the allowance for doubtful accounts for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$2,081	$2,990	$3,129
Charges to costs and expenses	—	159	14
Write-offs, net of recoveries	(357)	(1,855)	(138)
Currency translation and other	838	787	(15)
Balance, end of year	$2,562	$2,081	$2,990
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
No customer represented greater than 10% of 2014, 2013, or 2012 Revenues or 10% of Accounts receivable, net, at December 31, 2014 or 2013.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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
Intangible Assets
The Company’s intangible assets are primarily comprised of non-amortizable goodwill, trademark/trade name, and amortizable customer relationships, primarily related to the January 30, 2007 acquisition of SITEL Corporation ("Legacy SITEL"). All customer relationships related to the Legacy SITEL acquisition became fully amortized during 2014. The remaining customer relationship has a useful life of 42 months.
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
Due to the business climate in some of our countries, the Company reviewed certain long-lived assets for possible impairment during the years ended December 31, 2014, 2013, and 2012. Based on the results of our review, during 2012 the Company recorded impairment charges of $1,633 to write down the carrying value of certain annuity contracts included within Other noncurrent assets. During 2013, we received approximately $500 in liquidation payments related to these annuity contracts, which was recorded as a gain during the year ended December 31, 2013. During 2014 and 2013, the Company recorded impairment charges of $1,171 and $212, respectively, to write off the remaining carrying value of certain fixed assets. No such impairment charges were recorded during 2012. These charges are included in Impairment and loss on disposal of assets, net on our Consolidated Statements of Comprehensive Loss.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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
Long-lived assets are classified as held for sale and presented within other current assets if their carrying amount will be recovered principally through a sale transaction rather than through continuing use. Assets are classified as held for sale only when the sale is highly probable and the asset is available for immediate sale in its present condition subject to terms that are usual and customary. Long-lived assets held for sale are measured at the lower of carrying amount or fair value, and any differences between carrying amount and fair value are recognized in the Consolidated Statements of Comprehensive Loss during the period in which a long-lived asset is classified as held for sale. During the year ended December 31, 2010, the Company closed its Port Arthur, Texas site (included within the Americas segment) and reclassified the fair value, which approximated the carrying value, of the office building of $1,200 from Property and equipment to Other current assets. This property was sold, and the Company recorded a charge of $541 within Impairment and loss on disposal of assets during the year ended December 31, 2013 to reflect the net sales price. No amounts related to assets held for sale were recognized in the Consolidated Statements of Comprehensive Loss during the years ended December 31, 2014 or 2012.
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
No impairment charges were recorded to goodwill or our other indefinite-lived intangible assets during the years ended December 31, 2014, 2013, or 2012.
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
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Revenue Recognition
The Company generates revenues from its clients through the provision of a wide array of services. Our services include the provision of customer service and technical support services to our clients’ customers as well as services that assist our clients in acquiring or retaining customers and generating revenue from customers. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, IVR, and social media channels. Revenues are recognized only when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured. The Company recognizes revenues at the time services are performed based on the rate detailed in the client contract, such as per: minute, hour, month, employee, subscriber or user, or item basis for each transaction processed. A portion of revenues may be subject to performance standards, such as sales per hour, average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. The Company’s performance against such standards may result in bonuses or penalties, which are recognized as earned or incurred. In certain circumstances, the Company receives payment in advance of providing service. Amounts billed but not earned under these contracts are excluded from revenues and included in Accounts payable in the Consolidated Balance Sheets. The Company had $646 and $2,419 of unearned revenues recorded on the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively.
The Company may incur certain upfront project start-up costs specific to each customer contract. In certain instances, our contracts allow us to bill the customer for these costs; however, because these upfront start-up services (mostly employee training services) do not have stand-alone value to the customer, revenues from upfront start-up services are deferred (and included in accrued liabilities and other for the current portion and in other noncurrent liabilities) and are recognized in revenues as services are provided over the term of the expected client relationship. The Company recognized $11,025, $10,604, and $11,281 of cost and $10,549, $11,389, and $12,267 of revenues for the years ended December 31, 2014, 2013, and 2012, respectively, relating to these deferrals.
The Company is reimbursed by clients for pass-through out-of-pocket expenses, consisting principally of telecommunication, employee performance incentive, and postage and shipping costs. The reimbursement and related costs are reflected in the accompanying Consolidated Statements of Comprehensive Loss as revenues and costs of services, respectively. Telecommunication, postage and shipping, and other costs were $24,817, $24,069, and $25,783 for 2014, 2013, and 2012, respectively.
Revenue-related taxes collected from customers and remitted to governmental authorities are netted and not included in revenues.
Deferred Costs and Deferred Revenues
As more fully described under the heading "Revenue Recognition," the Company capitalizes direct and incremental training costs to the extent recovery of these costs is probable. Both the training revenues and related costs are amortized straight-line over the term of the expected client relationship as a component of revenues and costs of services, respectively. The deferred costs are recorded as a component of Prepaids and other current assets or Other noncurrent assets, while the deferred revenues are recorded as a component of Accrued liabilities and other or Other noncurrent liabilities in the accompanying Consolidated Balance Sheets based upon the remaining term of the underlying client contracts.
Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the costs are immediately expensed. The Company evaluates probability of recovery by considering remaining profits to be earned during the term of the related contract, including any related deferred revenues, the creditworthiness of the client, and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. We recorded impairment charges related to deferred training costs of $427 during 2013, respectively. No such impairment charges were recorded during 2014 and 2012.
The balance of short and long-term deferred training revenues was $10,769 and $9,719 at December 31, 2014 and 2013, respectively. The balance of deferred training costs was $8,569 and $9,641 at December 31, 2014 and 2013, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $1,507, $1,322, and $1,411 for the years ended December 31, 2014, 2013, and 2012, respectively.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Costs of Restructuring and Exit Activities
The Company has incurred various costs in an effort to reposition its business in order to lower its cost structure and improve its long-term competitive position. The costs are mainly comprised of employee severance and facility exit costs. Refer to Note 7 for a discussion of our Restructuring activities.
Debt Issue Costs
Capitalized costs related to the acquisition of long-term debt are amortized using the effective interest method over the expected life of the related debt instrument. Amortization of debt issue costs amounted to $5,288, $4,867, and $3,786 during the years ended December 31, 2014, 2013, and 2012, respectively, and is included in Interest and other financing costs, net, in the Consolidated Statements of Comprehensive Loss. The unamortized balance of $7,723 and $9,966 at December 31, 2014 and 2013, respectively, is included in Other noncurrent assets on the Consolidated Balance Sheets. Refer to Note 8 for a discussion of our long-term debt transactions associated with the debt issue costs.
Employee Benefit Plans
The Company has defined benefit pension plans covering certain employees outside of the U.S. We estimate the projected benefit obligations using an assumed discount rate, expected return on plan assets, and a rate of compensation increase. As of December 31, 2014 and 2013, our projected benefit obligations were $11,924 and $10,455, respectively.
Income Taxes
Our income tax provision includes U.S. federal, state, local, and foreign income taxes that are currently payable or recoverable, as well as income taxes that are deferred.
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
U.S. GAAP defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized. A tax position that does not meet the recognition threshold is an uncertain tax position. We record interest and penalties related to uncertain tax positions as components of income tax expense. Determining the existence and amount of an uncertain tax position involves judgment as to the interpretation of tax laws and the application of those tax laws to the particular facts. We regularly evaluate current information available to us to determine whether such accruals for uncertain tax positions should be adjusted. Given the judgment involved and inherent uncertainty in the resolution of uncertain tax positions, our actual income tax liability for such positions may be different than the accruals established.
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
December 31, 2014 and 2013

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
Unforgiven loan balances, lease obligations, and deferred grant income of $485 and $812 at December 31, 2014 and 2013, respectively are reflected in the accompanying Consolidated Balance Sheets as a component of Other current and Other noncurrent liabilities. In the case of forgivable loan and lease obligations, interest expense is not recognized on the obligations to the extent management believes there is reasonable assurance that the grant criteria will be met over the term of the agreement. Training grants receivable of $439 and $934 at December 31, 2014 and 2013, respectively, are recorded in Prepaids and other current assets in the Consolidated Balance Sheets.
The Company recognized income of $106 and expense of $11 in Other expense (income), net for the years ended December 31, 2014 and 2013. No such costs were recognized during 2012. Reductions to operating expense of $732, $1,249, and $960 were recognized for the years ended December 31, 2014, 2013, and 2012, respectively, relating to the various incentive grants.
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
Asset Retirement Obligations
We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management’s estimates of current market restoration costs, inflation rates, and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is depreciated, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the Consolidated Statements of Comprehensive Loss. Discount rates used are based on incremental borrowing rates. During 2014, liabilities incurred and settled were $855 and $36 respectively. Liabilities incurred and settled during 2013 were $107 and $454, respectively. Accretion expense totaled $112, $259, and $104 for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, the Company’s asset retirement obligations totaled $4,150 and $3,584, respectively.
Newly Issued Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)", which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in ASU 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Adoption of ASU No. 2013-11 during 2014 resulted in a decrease in both Deferred tax assets and Other noncurrent liabilities of $2,834.
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
Out of Period Adjustments
During the year ended December 31, 2014, we identified prior period accounting errors related to the understatement of an accrued liability, the overstatement of certain deposits, and the overstatement of foreign currency transaction losses. Adjustments to correct these items in 2014 decreased Net loss by approximately $775, net of tax of $336. Because these errors were not material to the prior year's financial statements and the impact of correcting these errors in the current year is not material to the 2014 financial statements or results, we recorded the correction of the errors in the year ended December 31, 2014 Consolidated Financial Statements.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

2. Prepaids and Other Current Assets
The composition of Prepaids and other current assets is as follows:

	2014	2013
Value-added tax receivables	$10,724	$8,975
Prepaid expenses	9,192	9,927
Income tax receivable	6,487	4,390
Deferred training costs	5,833	6,495
Other tax receivable	5,117	5,608
Restricted cash	4,159	4,312
Taxes recoverable	2,002	1,711
Deferred income taxes — current	1,925	1,797
Refundable deposits	1,695	1,814
Derivatives	1,576	403
Assets held for sale	—	1,200
Other receivables	2,232	2,137
Other current assets	5,769	5,063
	$56,711	$53,832
At December 31, 2014, Other current assets and Other receivables consisted primarily of grants receivable, vendor receivables, employee advances, deposits, and other deferred costs. At December 31, 2013, Other current assets and Other receivables consisted primarily of grants receivable, payroll withholding taxes receivables, vendor receivables, employee advances, and other deferred costs.
3. Property and Equipment
The composition of Property and equipment is as follows:

	2014	2013
Land	$3,554	$3,554
Buildings and improvements	26,353	26,219
Leasehold improvements	71,087	64,506
Computer software	50,376	46,850
Equipment	183,897	171,259
Furniture and fixtures	30,951	29,834
Total original cost	366,218	342,222
Less: Accumulated depreciation and amortization	(282,635)	(261,635)
Net, excluding construction in progress	83,583	80,587
Construction in progress	3,771	9,075
Property and equipment, net	$87,354	$89,662
Depreciation and amortization of property and equipment was $36,222, $34,578, and $35,997 for the years ended December 31, 2014, 2013, and 2012, respectively.
We recorded net losses of $427, gains of $182, and gains of $149 related to disposals of Property and equipment for the years ended December 31, 2014, 2013, and 2012, respectively. During the years ended December 31, 2014 and 2013, the Company also recorded impairment charges of $1,171 and $212, respectively, related to certain property and equipment. No

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

such charges were recorded during the year ended December 31, 2012. These amounts are included in Impairment and loss on disposal of assets on our Consolidated Statements of Comprehensive Loss.
Capitalized computer software costs are comprised of internal-use software acquired direct from vendors. Amortization of computer software amounted to $5,792, $5,957, and $6,092 for the years ended December 31, 2014, 2013, and 2012, respectively. Unamortized computer software costs were $14,839, $16,671, and $19,822 at December 31, 2014, 2013, and 2012, respectively.
Included in Property and equipment are the following assets under capital leases:

	2014	2013
Buildings and improvements	$1,009	$5,388
Leasehold improvements	2,044	2,263
Computer software	4,426	2,468
Equipment	19,766	15,149
	27,245	25,268
Less: Accumulated amortization	(20,671)	(20,046)
	$6,574	$5,222
4. Goodwill and Other Intangible Assets
The total consolidated Goodwill balance is recorded in the Americas reporting segment. The Goodwill balance related to the EMEA reporting segment was fully impaired in 2009. The change in the carrying amount of Goodwill during 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Balances at January 1
Goodwill	$261,750	$261,761	$261,751
Accumulated impairment losses	(144,041)	(144,041)	(144,041)
	117,709	117,720	117,710

Currency translation adjustments	(1)	(11)	10

Balances at December 31
Goodwill	261,749	261,750	261,761
Accumulated impairment losses	(144,041)	(144,041)	(144,041)
	$117,708	$117,709	$117,720

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

The following tables present our Other intangible assets as of December 31, 2014 and 2013:

	2014
	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$90,643	$(89,751)	$(1)	$891
Trademark and trade name (indefinite-lived)	40,200	(4,176)	—	36,024
	$130,843	$(93,927)	$(1)	$36,915

	2013
	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$89,686	$(89,163)	$—	$523
Trademark and trade name (indefinite-lived)	40,200	(4,176)	—	36,024
	$129,886	$(93,339)	$—	$36,547
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Amortization of intangible assets for the years ended December 31, 2014, 2013, and 2012 was $589, $6,383, and $7,035, respectively. Our estimated future amortization expense is as follows:

Years Ending
2015	$274
2016	274
2017	274
2018	69
2019	—
No impairment charges were recorded related to Goodwill or Other intangible assets for the years ended December 31, 2014, 2013, or 2012. See Note 16 for a discussion of the valuation techniques and inputs used to determine the fair value of these assets.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

5. Accrued Liabilities and Other
The composition of Accrued liabilities and other is as follows:

	2014	2013
Accrued expenses	$24,608	$23,236
Accrued interest	21,455	21,323
Deferred revenues	12,577	7,420
Derivatives	8,685	11,787
Accrued value-added tax	7,077	6,981
Book overdrafts	2,968	3,525
Restructuring — current	2,946	2,804
Sales and use tax liability	1,856	1,924
Deferred income taxes	997	2,340
Software license liabilities	553	616
Other	1,991	3,279
	$85,713	$85,235
At December 31, 2014, Other consisted primarily of deferred rent and certain foreign government tax-related liabilities. At December 31, 2013, Other consisted primarily of deferred rent, certain foreign government tax-related liabilities, and other deferred items.
6. Other Noncurrent Liabilities
The composition of Other noncurrent liabilities is as follows:

	2014	2013
Unrecognized tax benefits	$21,423	$27,435
Pension liability	6,728	5,988
Asset retirement obligation	4,150	3,584
Deferred revenues	3,509	3,253
Deferred rent — noncurrent	2,696	2,085
Derivatives	1,680	4,061
Restructuring — noncurrent	534	1,724
Deferred grant income	331	485
Deferred lease premiums	168	306
Software license liabilities	41	594
Other	1,394	1,687
	$42,654	$51,202
At December 31, 2014 and 2013, Other consisted primarily of unclaimed property and client retainers.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

7. Restructuring and Exit Activities
We evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Total costs relating to restructuring activities initiated in 2014 were $17,660. For activities initiated in 2014, the remaining accrual as of December 31, 2014 of $593 related to severance is expected to be paid during 2015, and the remaining accrual for facility exit costs of $497 is expected to be paid in 2015 as the related leases expire. Total costs relating to restructuring activities initiated in 2013 and prior years were $2,747. For restructuring activities initiated in 2013 and prior years, the remaining accrual for severance-related activities of $673 is expected to be paid during 2015, and the remaining accrual for facility exit costs of $1,717 is expected to be paid in 2015 through 2018 as the related leases expire.
Restructuring expense recorded in the years ended December 31, 2014, 2013, and 2012 were $20,407, $14,241, and $15,693, respectively.
The liability for Restructuring and exit activity initiated in 2014 consisted of the following:

	Severance	Facility Exit and Other	Total
December 31, 2013	$—	$—	$—
Costs accrued (offset was to expense)	15,664	1,834	17,498
Cash payments	(14,561)	(1,213)	(15,774)
Foreign exchange and other	(510)	(124)	(634)
December 31, 2014	$593	$497	$1,090

Current portion of restructuring included in Accrued liabilities and other	$593	$497	$1,090
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$—	$—

Activity not reflected within the restructuring liability:
Costs expensed	$142	$20	$162
Foreign exchange and other	$3	$1	$4
Cash payments	$(145)	$(21)	$(166)
Restructuring expense during the year ended December 31, 2014 for activities initiated in 2014 was $14,213 for EMEA and $3,447 for the Americas.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

The liability for Restructuring and exit activity initiated in 2013 and prior years consisted of the following:

	Severance	Facility Exit and Other	Total
December 31, 2013	$1,293	$3,235	$4,528
Costs accrued (offset was to expense)	1,482	879	2,361
Cash payments	(1,987)	(2,255)	(4,242)
Foreign exchange and other	(115)	(142)	(257)
December 31, 2014	$673	$1,717	$2,390

Current portion of restructuring included in Accrued liabilities and other	$673	$1,183	$1,856
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$534	$534

Activity not reflected within the restructuring liability:
Costs expensed	$386	$—	$386
Cash payments	$(30)	$—	$(30)
Restructuring expense during the year ended December 31, 2014 for activities initiated in 2013 and prior years was $1,501 for EMEA and $1,246 for the Americas. Cumulative restructuring costs related to such activities are $15,209 as of December 31, 2014, of which $8,121 relates to EMEA and $7,088 relates to the Americas. No significant additional costs are expected to be incurred.
8. Long-Term Debt
The composition of Long-term debt is as follows:

	2014	2013
Senior Notes	$296,018	$295,073
Senior Secured Notes	195,458	194,045
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	31,700	18,000
Canadian revolver	—	—
Term Loans:
U.S. dollar term loan	177,973	177,973
Euro term loan	26,657	30,191
British pound sterling term loan	18,210	19,332
Total debt	746,016	734,614
Less: Debt maturing within one year	—	—
Total Long-term debt	$746,016	$734,614
Senior Notes
On March 18, 2010, SITEL, LLC and SITEL Finance Corp. (together with SITEL, LLC, the "Issuers") issued in a private placement, 11.5% Senior Notes due 2018 having an aggregate principal amount of $300,000. There is an original issue discount associated with the Senior Notes of $7,638, and the Company deferred debt issuance costs relating to the Senior Notes of $8,203, both of which are amortized over the term of the Senior Notes. The Senior Notes are general unsecured obligations

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

of the Company and are senior in right of payment to all existing and future indebtedness, if any, that is by its terms expressly subordinated to the Senior Notes. The Senior Notes are guaranteed by the Company’s domestic subsidiaries and will mature on April 1, 2018. Interest accrues on the Senior Notes at a rate of 11.5% annually, and is payable semi-annually in arrears on April 1 and October 1.
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
Senior Secured Credit Facility
The Company's Senior Secured Credit Facility initially provided for available borrowings in an aggregate amount of $760,000. Components of the Senior Secured Credit Facility were (1) the $675,000 aggregate principal amount term loans, including a $550,000 U.S. dollar loan, a €51,447 Euro loan, and a £30,000 British pound sterling loan (collectively, the "Term Loans"), and (2) the $85,000 aggregate principal amount revolvers, consisting of a $75,000 U.S. revolver and a $10,000 Canadian revolver (made available in Canadian dollars) (collectively, the "Revolvers"). In January 2013, the non-extended portion of our U.S. revolver expired, reducing the borrowing capacity under the Revolvers to $61,250.
All Term Loans mature on January 30, 2017 and amortize in equal quarterly installments in an aggregate annual amount equal to 0.25% of the original principal amount with the balance payable at maturity. Payments on the principal amount have exceeded the cumulative amortization schedule, thus no amount is due until maturity. Interest on the U.S. term loan is based, at our option, on LIBOR plus the applicable margin of 7.25%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 6.25%. Interest on the Euro term loan is based on EURIBOR plus the applicable margin of 7.25%. Interest on the British pound sterling term loan is based on LIBOR plus the applicable margin of 7.25%. We have an interest rate swap agreement for the notional amount of $175,000 against our Term Loans that is based on a rate of 2.315% versus three month LIBOR. In November 2011, we amended our interest rate swap agreement to, among other things, reduce the notional amount from $350,000 to $175,000 as of March 31, 2012. For the years ended December 31, 2014, 2013, and 2012, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 8.81%, 8.61%, and 8.57%, respectively.
The Revolvers mature on January 30, 2016. A commitment fee is payable quarterly at 1.00% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 7.25%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 6.25%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 7.25%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 6.25%. For the years ended December 31, 2014, 2013, and 2012, the weighted average rate on the Revolvers was 8.55%, 8.43%, and 8.06%, respectively. At December 31, 2014, and December 31, 2013, we had $27,568 and $42,242 available under the Revolvers after utilizing $1,982 and $1,008, respectively, for letters of credit outstanding. In January 2013, a portion of our U.S. revolver expired, reducing the borrowing capacity under the Revolvers to $61,250 from $85,000.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

We paid total debt issuance costs of $719, $17, and $6,892 during 2014, 2013, and 2012, respectively, relating to the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes. The unamortized balance of debt issuance costs is reflected in Other noncurrent assets and was $7,723, $9,966 and $12,736 at December 31, 2014, 2013 and 2012, respectively.
We are required to prepay certain amounts under the Senior Secured Credit Facility should we initiate specified transactions, including the issuance of equity, sale of certain assets, or additional debt issuance. As a result of voluntary repayments on the Term Loans made during 2008, we will not incur any quarterly principal installments before maturity in January 2017. During 2012, a portion of the proceeds received from the issuance of the Senior Secured Notes were used to prepay the outstanding balances on the non-extended Term Loans, which were due in January 2014. Borrowings under the Senior Secured Credit Facility are collateralized by interests granted on a substantial portion of our worldwide assets and are guaranteed by certain subsidiary guarantors.
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
Future maturities of the Company’s outstanding Long-term debt as of December 31, 2014 are summarized as follows:

2015	$—
2016	31,700
2017	422,840
2018	300,000
2019	—
2020 and thereafter	—
Total debt payments	754,540
Less amount representing unamortized debt discount	(8,524)
Total debt balance at December 31, 2014	$746,016

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

9. Capital Stock
Redeemable Preferred Stock
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
The Series B, C, and D Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of the Board of Directors, accounting guidance requires that we account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement.We have determined that the value is immaterial as of December 31, 2014, 2013, and 2012, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series D Preferred Stock
On May 8, 2014, we authorized the issuance of 125,000 shares of 16.0% Cumulative Participating Preferred Stock, Series D (the "Series D Preferred Stock"). On May 8, 2014, we executed a subscription agreement with Onex Clientlogic Holdings LLC to issue up to 75,000 shares of the Series D Preferred Stock at a rate of $1,000 per share. Pursuant to this offer, we received net proceeds of $74,820 from Onex Clientlogic Holdings LLC and other existing shareholders during the year ended December 31, 2014, which the Company used to fund sales growth, invest in our clients, and execute ongoing cost initiatives. The Series D Preferred Stock ranks senior to each other class of the Company's stock in liquidation rights. Holders of the Series D Preferred Stock are entitled to receive cumulative dividends at the rate of 16.0% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors. Accrued dividends are recorded to Additional paid-in capital.
At December 31, 2014, the number of shares of Series D Preferred Stock issued and outstanding was 75,000. During the year ended December 31, 2014, we incurred fees associated with the issuance of the Series D Preferred Stock totaling $180 related to a fairness opinion issued by a third party. These fees were deferred and recorded outside of permanent equity as a reduction of the related proceeds, to be accreted to Additional paid-in capital from the date of issuance to the stated redemption date. The liquidation value of the Series D Preferred Stock, including accrued dividends payable, at December 31, 2014 of $81,869 is net of deferred financing costs of $154. Dividends accrued in 2014 amounted to $7,024 and are recorded to Additional paid-in capital.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At December 31, 2014 and 2013, the number of Series C Preferred shares issued and outstanding was 28,881. The liquidation value, including accrued dividends payable, at December 31, 2014, 2013, and 2012 of $69,273, $59,056, and $50,191, respectively, is net of deferred financing costs of $135, $174, and $212, respectively, and the Beneficial Conversion Feature ("BCF") of $1,395, $1,793, and $2,192, respectively. The Series C Preferred Stock ranks senior to the Series B Preferred Stock and to each class of common stock in liquidation rights. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16.0% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors. Dividends accrued in 2014, 2013 and 2012 amounted to $9,779, $8,429, and $7,264, respectively, and are recorded to Additional paid-in capital.
When the conversion option of the Series C Preferred Stock into Class A Voting Common Stock at $1.50 per share is less than the fair value of the common stock on the issuance dates, there is a BCF associated with this preferred stock. The value of the BCF has been recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. For the Series C Preferred Stock owned by certain other related parties, this discount is then being accreted from the date of issuance to the stated redemption date of July 2, 2018. For the Series C Preferred Stock owned by

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Onex, the BCF was immediately amortized to temporary equity at the date of issuance due to the existence of an in-substance put on the stock (see below). The BCF discount at December 31, 2014, 2013, and 2012 is $1,395, $1,793, and $2,192, respectively. The Company recognized $398, $398, and $1,528 of accretion within equity related to the BCF during 2014, 2013 and 2012, respectively.
Series B Preferred Stock
On April 3, 2008, the Company authorized the issuance of 125,000 shares of Series B Preferred Stock. At December 31, 2014 and 2013, the number of shares of Series B Preferred Stock issued and outstanding was 39,947. The liquidation value, including accrued dividends payable, at December 31, 2014, 2013, and 2012 of $75,103, $66,982, and $59,728, respectively, is net of deferred financing costs of $206, $265, and $324, respectively. The Series B Preferred Stock ranks senior to each class of common stock in liquidation rights. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12.0% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by the Board of Directors. Dividends accrued in 2014, 2013, and 2012 amounted to $8,062, $7,196, and $6,434, respectively, and are recorded to Additional paid-in capital.
Common Stock
205.00 million Class A voting common shares, par value $0.01 per share, entitled to one vote per share and to receive dividends as declared. At December 31, 2014, 2013, and 2012, the number of Class A voting common shares issued was 41,766,222, 40,699,602, and 33,547,331. At December 31, 2014, 2013, and 2012, there were 38,223,599, 38,234,495, and 31,082,224 Class A voting common shares outstanding, respectively, net of Class A treasury shares of 3,542,623, 2,465,107, and 2,465,107, respectively. Also, the Company is required to at all times reserve and keep available out of its authorized but unissued shares of Class A voting common stock, solely for the purpose of issuance upon the conversion of the Series B, C, and D Preferred Stock, such number of shares of Class A voting common stock as are issuable upon the conversion of all outstanding shares of Series B, C, and D Preferred Stock.
During 2014 and 2013, 274,120 and 657,888 Class A voting common shares were issued related to director compensation. During 2012, 1,606,295 Class A voting common shares were issued, primarily related to purchases by certain of the Company's executives.
20.00 million Class A nonvoting common shares, par value $0.01 per share. No Class A nonvoting common shares have been issued.
120.00 million Class B voting common shares, par value $0.01 per share, entitled to 25 votes per share and to receive dividends as declared, and convertible into the same number of shares of Class A voting common stock at any time. At December 31, 2014, 2013, and 2012, the number of Class B voting common shares issued and outstanding was 88,281,647.
8.50 million Class B nonvoting common shares, par value $0.01 per share. No Class B nonvoting common shares have been issued.
7.50 million Class C voting common shares authorized, par value $0.01 per share, entitled to one vote per share and to receive dividends as declared. At December 31, 2014 and 2013, 6,751,263 Class C voting common shares were issued and 23,990 were outstanding.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Exchangeable Preferred Stock
Pursuant to a charter and related support agreement, as of December 31, 2014, 2013, and 2012, 1,713,321 shares of exchangeable preferred stock held in a subsidiary of the Company have the right to exchange their shares for Class A voting common shares, plus any dividends declared on the Class A voting common shares. These exchangeable preferred shares have no voting rights or other rights of redemption. If exchanged, the preferred shares will be exchanged for Class A voting common shares on a 1 to 1 basis. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares. None of these exchangeable preferred shares were converted into shares of Class A voting common shares during 2014, 2013, or 2012. The exchangeable preferred shares are recorded at $2,665 at December 31, 2014, 2013, and 2012 in the accompanying Consolidated Balance Sheets.
Treasury Shares
During 2014, the Company re-acquired 1,077,516 Class A common shares from a former executive, and, in connection therewith, recognized $2,376 of treasury stock. No Class A common shares were purchased during 2013 or 2012. From March 2001 through December 31, 2014, the Company purchased a total of 10,269,896 treasury shares for $11,623, which includes the aforementioned repurchase of Class C common shares from JANA. Currently, the Company does not have an authorized stock repurchase plan.
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
Since January 2005, following the decision of the Company to issue restricted stock and restricted stock units pursuant to individual employee restricted stock and restricted stock unit grant plans and agreements (the "Restricted Plans") described more fully below, the Company has not granted any stock options. All options granted under the 1998 Option Plan were vested as of December 31, 2008; thus, no compensation cost was recognized related to these previously granted stock options during 2014, 2013, or 2012. There were no related income tax benefits recognized in the Consolidated Statements of Comprehensive Loss, and no realization of the benefit of tax deductions in excess of recognized tax benefits from the exercise of stock options for 2014, 2013, and 2012.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

A summary of nonqualified and incentive stock option activity under the 1998 Option Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2012	21,200	$3.44
Forfeited	(6,200)	3.45
Options outstanding at December 31, 2012	15,000	3.43
Forfeited	(10,000)	4.00
Options outstanding at December 31, 2013	5,000	2.30
Forfeited	(5,000)	2.30
Options outstanding at December 31, 2014	—	$—
Exercisable at December 31, 2014	—	$—
No options were granted, exercised, or vested during 2014, 2013, or 2012.
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
During the years ended December 31, 2014 and 2013, we issued 900,000 and 7,318,000 restricted shares of Class A Common Stock, respectively, pursuant to agreements with each of the Company's executives under terms of a (“Restricted Stock Grant Plan and Agreements”). The restricted shares will generally be earned based on the attainment of specified goals achieved over a performance period. See Item 11 of this Report for additional information regarding the Restricted Stock Grant Plan and Agreements. No shares were issued under the Restricted Stock Grant Plan and Agreements during 2012.
The summary of restricted stock activity is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	1,810,475	$5,161
Forfeited	(36,500)	(123)
Unvested at December 31, 2012	1,773,975	5,038
Granted	7,318,000	2,908
Forfeited	(823,617)	(335)
Unvested at December 31, 2013	8,268,358	7,611
Granted	900,000	513
Forfeited	(107,500)	(148)
Unvested at December 31, 2014	9,060,858	$7,976

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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

	Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	1,871,500	$4,881
Granted	40,000	49
Forfeited	(187,500)	(477)
Unvested at December 31, 2012	1,724,000	4,453
Granted	150,000	76
Forfeited	(257,500)	(575)
Unvested at December 31, 2013	1,616,500	3,954
Granted	20,000	11
Forfeited	(174,500)	(527)
Unvested at December 31, 2014	1,462,000	$3,438
As of December 31, 2014, 2013, and 2012, there was approximately $8,919, $9,050, and $7,795, respectively, of total unrecognized compensation cost (including the effect of expected forfeitures) related to unvested restricted stock and restricted stock units that the Company had not recorded. We will recognize that cost over a period of two and three years for restricted shares and restricted stock units, respectively, following the occurrence of a change in control, initial public offering, or liquidity event, as defined in the Restricted Plans.
Deferred Compensation Plan
The Company has a deferred compensation plan pursuant to which certain employees and directors have been given the option to defer compensation. Compensation deferred is in the form of phantom stock units, which are held in the plan for the benefit of the individual until such compensation is distributed in accordance with the terms of the agreement. A total of 22,500, 22,500, and 35,357 phantom stock units were outstanding at December 31, 2014, 2013, and 2012 respectively.
With respect to the remaining 22,500 phantom stock units, the Company has the option of settling the obligation in either cash or Class A voting common shares. These phantom stock units are classified as a liability, as the Company may settle these awards in cash. Accordingly, $11 and $12 is recorded in Other noncurrent liabilities at December 31, 2014 and 2013, respectively. Compensation income of $2, expense of $4, and expense of $2 was recorded in 2014, 2013, and 2012, respectively, based on the stock price at the end of the applicable period.
10. Income Taxes
(Loss) income before income taxes consists of the following:

	2014	2013	2012
Domestic	$(47,771)	$(38,104)	$(49,363)
Foreign	13,094	23,874	24,212
Total	$(34,677)	$(14,230)	$(25,151)

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

The (benefit) provision for income taxes attributable to continuing operations consists of the following:

	2014	2013	2012
Current tax provision
U.S. federal	$(148)	$2,129	$—
State and local	(91)	885	1,209
Foreign	5,788	7,619	2,346
Total current tax provision	5,549	10,633	3,555
Deferred tax provision
U.S. federal	5,117	(2,585)	(6,882)
State and local	1,140	(569)	(53)
Foreign	1,877	(22,695)	2,097
Total deferred tax provision	8,134	(25,849)	(4,838)
Total (benefit) provision for income taxes	$13,683	$(15,216)	$(1,283)
The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) from continuing operations, before noncontrolling interests, as a result of the following:

	2014	2013	2012
Tax benefit at statutory U.S. tax rate (35%)	$(12,137)	$(4,981)	$(8,803)
State and local taxes, net of federal benefit	823	193	740
Valuation allowance	7,967	(28,316)	(8,997)
Impact of foreign operations	4,702	1,736	7,067
Change in tax reserves	(325)	368	(2,449)
Nondeductible expenditures	9,046	7,864	8,214
Foreign dividends and interest	12,107	17,544	11,539
Tax rate differences of foreign subsidiaries	(8,503)	(9,606)	(8,652)
Jobs tax credits	—	—	398
AMT credits	—	(187)	—
Other	3	169	(340)
	$13,683	$(15,216)	$(1,283)

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Deferred Taxes
Deferred tax assets (liabilities) included in the accompanying Consolidated Balance Sheets consists of the following:

	2014	2013
Operating loss carryforwards	$170,875	$177,291
Accrued liabilities	3,353	8,815
Property, equipment, and amortization	28,729	26,690
Federal, state, and foreign tax credits	12,566	13,712
Accrued and unearned compensation	3,272	3,946
Customer and grant assets	2,278	—
Restructuring liabilities	610	632
Unrealized foreign exchange gain	6,346	193
Other	1,481	2,523
Total deferred tax assets	229,510	233,802
Definite and indefinite lived intangibles	(12,727)	(12,748)
Unrepatriated foreign earnings	(4,821)	(3,686)
Customer and grant assets	—	(229)
Total deferred tax liabilities	(17,548)	(16,663)
Net deferred tax assets	211,962	217,139
Valuation allowance	(188,002)	(185,535)
Net deferred tax assets	$23,960	$31,604
The balance sheet classification of the net deferred tax assets (liabilities) is as follows:

	2014	2013
Net current deferred tax assets	$1,925	$1,797
Net noncurrent deferred tax assets	28,951	35,975
Net current deferred tax liabilities	(997)	(2,340)
Net noncurrent deferred tax liabilities	(5,919)	(3,828)
Total net deferred tax assets	$23,960	$31,604
The Company has not recorded deferred U.S. income tax liabilities of $12,455 and $12,162 applicable to undistributed earnings of $36,779 and $34,977 at December 31, 2014 and 2013, respectively, related to certain foreign subsidiaries as these undistributed earnings are indefinitely reinvested in foreign operations. If earnings of such subsidiaries were not reinvested, the resulting U.S. tax liability would be substantially offset by the utilization of U.S. net operating loss carryforwards. Furthermore, foreign withholding taxes may be imposed on actual distributions. During the fourth quarter of 2014, we changed our assertion with respect to a certain foreign subsidiary however did not record a deferred tax liability applicable to the undistributed earnings due to an excess tax basis. During the fourth quarter of 2013, we changed our assertions with respect to certain of our foreign subsidiaries. We recorded a deferred tax liability applicable to the undistributed earnings of our Nicaraguan subsidiary for $584 as a result of its strong performance combined with repatriation opportunities and our Indian subsidiary for $1,683 given that future distributions could exceed current earnings. We reduced the deferred tax liabilities as a result of reversing our assertions related to our Polish subsidiary for $1,055 as future distributions are not expected to exceed current earnings. The Company has deferred tax liabilities in the amount of $4,821 and $3,686 for anticipated repatriations of earnings from foreign subsidiaries in Nicaragua, India, and New Zealand for the years ending December 31, 2014 and December 31, 2013, respectively.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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
As a result of historical operating losses, the Company has established a valuation allowance of $188,002, $185,535, and $206,415 at December 31, 2014, 2013, and 2012, respectively. The valuation allowance increased $2,467 during 2014, decreased $20,880 during 2013, and decreased $9,305 during 2012.
In the second quarter of 2013, we released valuation allowance on U.S. state deferred tax assets totaling $744. We released the deferred tax assets of our French subsidiary in the amount of $10,419 in the third quarter of 2013 after management concluded that the indefinite lived nature of its net operating losses coupled with its recent operating results and forecasted income substantiated the release. During the fourth quarter of 2013, we also released valuation allowance for our German subsidiary in the amount of $7,639 and two of our United Kingdom subsidiaries in the amounts of $8,735 and $1,115, given recent cumulative profit positions coupled with profitable outlooks. These releases were offset by valuation allowance established on our Italian subsidiary totaling $170 given the expected future operating results could no longer sustain recognition of the deferred tax assets.
In the fourth quarter of 2012, we released valuation allowances on the deferred tax assets of one of our Canadian subsidiaries and our Colombian subsidiary, resulting in a tax benefit of $3,522. Management concluded that releases were warranted in the fourth quarter of 2012 given recent cumulative profit positions coupled with profitable outlooks. We also established a valuation allowance on the deferred tax assets of our Brazilian subsidiary in the fourth quarter of 2012 as management concluded that cumulative losses and lack of future expected sustained profitability could no longer support recognition of the deferred tax assets, resulting in tax expense of $3,593. We also released the valuation allowance on operating losses and other tax attributes with unlimited carryforward periods in certain jurisdictions to the extent that deferred tax liabilities related to indefinite lived intangibles created a source of income to support the release. This release resulted in a tax benefit of $5,139 during the fourth quarter of 2012.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). During the fourth quarter of 2014, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $33 against other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on the 2015 portfolio of foreign currency hedges which are designated as accounting hedges and an offsetting non-cash income tax benefit of $33 in continuing operations compared to $598 and $3,237 related to the 2013 hedge portfolio recorded in 2013 and 2012, respectively. The 2014 hedge portfolio was fully settled during the fourth quarter, resulting in the reversal of previously recorded tax benefits in non-cash income tax expense of $1,676. During the first quarter of 2014, the 2013 hedge portfolio was fully settled resulting in the reversal of previously recorded tax benefits in non-cash income tax expense of $3,799.
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
A summary of transactions impacting the valuation allowance for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$(185,535)	$(206,415)	$(215,720)
(Additions) deductions charged to tax expense	(9,063)	28,316	8,997
(Additions) deductions charged to other accounts (1)	6,596	(7,436)	308
Balance, end of year	$(188,002)	$(185,535)	$(206,415)

(1)	Adjustments to other comprehensive loss and adjustments to valuation allowance where we continue to maintain a full valuation allowance.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Tax Attributes (Net Operating Losses, Tax Credits, and Tax Holidays)
At December 31, 2014, the Company had $425,803 of U.S. federal net operating loss carryforwards and $1,126,834 of state net operating loss carryforwards, which began to expire in 2010 and will continue through 2034. At December 31, 2014, the Company had $131,305 of U.S. federal net operating loss carryforwards, which are limited to $13,600 in any calendar year, and $3,445 of U.S. federal tax credits, both of which are subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.
The Company has foreign net operating loss carryforwards in the following jurisdictions, which expire at the dates indicated:

	Amount	Expiration period
United Kingdom	$61,406	Indefinite carryforward
Netherlands	36,111	2015 - 2023
Spain	29,402	Indefinite carryforward
France	21,011	Indefinite carryforward
Germany	15,540	Indefinite carryforward
Brazil	8,532	Indefinite carryforward
Italy	5,938	Indefinite carryforward
Singapore	3,948	Indefinite carryforward
Australia	2,868	Indefinite carryforward
Chile	2,773	Indefinite carryforward
Other foreign net operating losses with indefinite carryforward	929	Indefinite carryforward
At December 31, 2014, the Company has $7,230 of U.S. federal tax credit carryforwards, which begin to expire in 2020, and $1,578 of state tax credit carryforwards, which will begin to expire in 2016. A portion of the state tax credits are being used yearly and are expected to be fully utilized by 2027. In addition, the Company has tax credits in foreign jurisdictions of $3,711, which will begin to expire in 2017.
In 2014, 2013, and 2012 for U.S. federal income tax purposes, the Company recognized certain unrepatriated dividends and other interest income due to financing terms under third party and intercompany financing arrangements totaling approximately $31,432, $48,570, and $33,016, respectively.
The Company has been granted tax holidays in certain countries or takes advantage of tax benefits in certain tax-favored zones. The tax benefit is generated from the Company's operations in the Philippines, India and Nicaragua. The majority of the Philippines tax holidays have expired and the Company has applied to extend the tax holidays at an income tax rate of 0% for multiple sites up to July 31, 2014. The Company currently has tax holidays at an income tax rate of 0% for other sites set to expire on dates up to February 28, 2016, with possible extensions thereafter. After the 0% income tax rate expires, a reduced income tax rate of 5% will apply. The tax benefit received by the Company related to the tax holidays in the Philippines is approximately $1,171, $939, and $893 for 2014, 2013, and 2012, respectively.
The Software Technology Parks of India (STPI) tax holidays expired on March 31, 2011 and we were taxed at the regular income tax rates of 33.99% commencing April 1, 2011, except at our Chennai location where we have an income tax rate of 0%, which will continue until 2021 under the Special Economic Zone. The tax benefit related to the tax holidays in India is approximately $301, $361, and $505, respectively, for 2014, 2013, and 2012.
The Company operates in a Free Trade Zone in Nicaragua and enjoys a 0% income tax rate until 2022. The tax benefits related to Nicaragua were $922, $691, and $636, respectively, for 2014, 2013, and 2012.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

The following table summarizes the activity related to our gross unrecognized tax benefits:

	2014	2013	2012
Beginning balance	$30,717	$36,658	$37,921
(Decreases) increases related to prior year tax positions	613	2,547	(193)
(Decreases) increases related to current year tax positions	(377)	3,917	886
(Decreases) related to settlements with taxing authorities	(350)	(9,715)	(270)
(Decreases) related to lapsing of statute of limitations	(713)	(1,994)	(2,868)
Currency translation adjustment	(1,683)	(696)	1,182
Ending balance	$28,207	$30,717	$36,658
We record interest and penalties related to uncertain tax positions as components of income tax expense. We recorded interest expense (income) on uncertain tax positions of $(147), $220, and $290 and penalties of $(824), $(607), and ($569) for 2014, 2013, and 2012, respectively.
As of December 31, 2014 and 2013, in addition to the balance above, we had accrued $5,413 and $5,686 for payment of interest and $5,412 and $6,378 for payment of penalties respectively. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items occurred in the same year, there would be a material impact to cash flow. Upon future recognition of the unrecognized tax benefits as of December 31, 2014, including interest and penalties, $28,748 will have a favorable impact on the effective tax rate.
We are no longer subject to U.S. federal, state, or non U.S. income tax examinations or assessment of taxes by tax authorities with respect to years ending on, or prior to, December 31, 2004, except that our net operating loss carryforwards in several jurisdictions are subject to adjustment generally until the expiration of applicable statutes of limitation for the years in which such loss carryforwards are utilized. We are currently under audit in the United Kingdom, Canada, Germany, Philippines, India, and Colombia. We do not expect these tax audits to have a material impact to our Consolidated Financial Statements.
It is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $174 as a result of statute expirations or a final determination.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

11. Employee Benefits and Compensation
The Company has defined benefit pension plans covering certain employees outside of the U.S. The following sets forth the obligations, assets, and funded status of the plans.

	2014	2013	2012
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$10,455	$8,676	$6,719
Service cost	792	770	608
Interest cost	423	339	337
Actuarial loss (gain)	1,620	1,256	851
Benefits paid	(753)	(569)	(142)
Foreign exchange	(807)	69	350
Other	194	(86)	(47)
Projected benefit obligation at end of year	11,924	10,455	8,676
Change in plan assets
Fair value of plan assets at beginning of year	4,467	3,897	3,362
Actual return on plan assets	455	219	35
Employer and employee contributions	562	388	395
Foreign exchange	(325)	102	169
Benefits paid	(143)	(139)	(64)
Other	180	—	—
Fair value of plan assets at end of year	5,196	4,467	3,897
Unfunded status/net pension liability	$(6,728)	$(5,988)	$(4,779)
Net periodic pension cost consisted of the following:

	2014	2013	2012
Service cost	$792	$770	$608
Interest cost	423	339	337
Actual return on plan assets	(455)	(219)	(35)
Difference between expected return and actual return on plan assets for period	91	(80)	(260)
Past service cost	152	159	159
Actuarial loss (gain), recognized	34	(300)	(621)
Other	(9)	(85)	(46)
Net periodic pension cost	$1,028	$584	$142
Amounts recognized in the accompanying Consolidated Balance Sheets are as follows:

	2014	2013
Other noncurrent liabilities (pension liability)	$(6,728)	$(5,988)
The total accumulated benefit obligation for all pension plans approximated the projected benefit obligation as of December 31, 2014 and 2013.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Amounts recognized in Accumulated other comprehensive loss are as follows:

	2014	2013
Actuarial (loss) gain	$(723)	$469
Prior service cost	(496)	(360)
Difference between actual and expected return on assets, loss	(1,615)	(1,724)
Other / CTA, gain (loss)	222	(17)
	$(2,612)	$(1,632)
The amounts of accumulated other comprehensive loss that are expected to be amortized as expense during 2015 for actuarial gain and prior service cost are $91 and $181 respectively.

The assumptions used in determining pension costs for the predominate plan include the following:

	2014	2013	2012
Discount rate	3.8%	4.5%	4.5%
Expected return on plan assets	6.0%	8.2%	8.1%
Rate of compensation increase	4.3%	5.1%	4.2%
The assumptions used in determining pension obligations for the predominate plan include the following:

	2014	2013	2012
Discount rate	3.8%	4.5%	4.5%
Rate of compensation increase	4.3%	5.1%	4.2%
For the predominate plan, the discount rate used is based on the yield on the iBoxx Sterling Corporate Bond Index for bonds with AA rating and duration greater than 15 years. The expected long-term rate of return on assets was determined using a weighted average calculation for the various investments of the plans. Based on current short-term investment rates, the yield on cash investments was 3.3% and 2.7% for 2014 and 2013, respectively. For other investments, which included cash, growth, private equity, and infrastructure pooled funds, based upon short-term investment rates, the rate was set at 8.2% and 8.1% for 2014 and 2013, respectively.
Estimated contributions and benefits are as follows:

	Estimated
	Benefits	Contributions
December 31
2015	$577	$836
2016	680	680
2017	731	730
2018	759	754
2019	662	654
2020 and thereafter	3,306	2,765

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

The Company’s investment strategy in managing pension assets is to maintain an overweight position in investment funds in order to achieve desired returns with appropriate levels of risk. The use of derivative instruments is not permitted. The Company’s pension plan weighted-average actual asset allocations are as follows:

	2014	2013
Equity securities	43.7%	29.0%
Debt securities	25.4%	47.0%
Real estate	5.0%	5.0%
Other, including cash and cash equivalents	25.9%	19.0%
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
Level 3 – Modeled fair value with at least one model input that is not an observable market value.
The fair value measurements of major categories of plan assets are as follows:

	Fair Value Measurements at December 31, 2014
Asset category	Total	Level 1	Level 2	Level 3
Multiple pooled separate accounts(1)	$3,635	$169	$—	$3,466
European bond pooled separate account(2)	1,561	144	1,417	—
Total	$5,196	$313	$1,417	$3,466

	Fair Value Measurements at December 31, 2013
Asset category	Total	Level 1	Level 2	Level 3
Multiple pooled separate accounts(1)	$3,154	$—	$—	$3,154
European bond pooled separate account(2)	1,313	—	1,313	—
Total	$4,467	$—	$1,313	$3,154
(1) Consists of private equity, European infrastructure, real estate, hedge funds of funds, global equities, and bonds
(2) Consists of government and non-government fixed interest securities with observable market pricing information
The transactions in Level 3 assets for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Balance, beginning of year	$3,154	$3,381
Actual return on plan assets	232	202
Sales and settlements	294	(518)
Foreign exchange	(214)	89
Balance, end of year	$3,466	$3,154
Due to the lack of observable market quotations on certain pooled separate accounts, we evaluate their structure and current market estimates of fair value. These inputs include those that are based on expected cash flow streams, including assessments of overall market liquidity. The valuations are subject to uncertainties that are difficult to predict.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

The Company also sponsors various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans amounted to $1,530, $713, and $492 in 2014, 2013 and 2012, respectively.
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
NAFS Sale
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
A portion of the purchase price for the NAFS Business was paid at closing on August 31, 2011, with the remainder to be paid in equal monthly installments over a thirty-six month period commencing March 2012. The NAFS Business was deconsolidated effective August 1, 2011. In addition, commencing August 31, 2011 and ending January 30, 2014, we provided certain outsourced information technology services to NAFS Buffalo and Emory. These services were provided to NAFS Buffalo and Emory to support continuing information technology requirements, and amounted to $0, $176, and $161, respectively, during the years ended December 31, 2014, 2013, and 2012. The parties also entered an additional service agreement in August 2011 pursuant to which NAFS Buffalo and/or its affiliates agreed to continue to service one of the Company’s clients.
On February 13, 2013, we entered into an agreement with Mr. Garner and Emory pursuant to which we deferred payment of certain information technology service fees charged from February 1, 2012 through January 31, 2013 and amended such service agreements to reduce certain 2013 fees and provide for their ultimate termination. On January 30, 2014, we entered into a new agreement to defer payment of additional past due amounts of $46 and the remaining purchase price receivable of $398 owed to the Company by Emory and Mr. Garner related to the 2011 purchase of the NAFS

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Business. The Company also agreed to defer payment of the information technology service fees of $176 charged during 2013. These deferred payment amounts were added to the principal and accrued interest owed under the original note, which amounted to $193 as of December 31, 2013. The original note was amended and restated in the principal amount of $813 and is recorded in Other noncurrent assets at December 31, 2014 and 2013. The note is guaranteed by Mr. Garner on a recourse basis, and is due December 15, 2017. Mr. Garner’s guarantee is secured by a security interest in all of Mr. Garner’s preferred and common stock in the Company granted pursuant to a stock pledge agreement.
13. Lease Commitments
Capital Leases
The Company is obligated under various capital leases for certain property, software, and equipment. We record assets under capital leases at the present value of the minimum lease payments. We amortize assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. The Company had capital lease assets of $6,574 and $5,222 at December 31, 2014 and 2013, respectively. At December 31, 2014, the future minimum payments under capital leases were as follows:

Minimum Lease Payments
Years Ending
2015	$3,821
2016	3,064
2017	720
2018	384
2019	—
2020 and thereafter	—
7,989
Amount representing interest	(1,765)
Net	$6,224
Operating Leases
The Company also leases property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. We recognize rent holidays and rent escalations on a straight-line basis over the lease term; and landlord/tenant incentives are recorded as deferred rent and amortized over the life of the related lease. At December 31, 2014, the future minimum payments due under operating leases were as follows:

Minimum Lease Payments
Years Ending
2015	$43,172
2016	30,135
2017	21,723
2018	15,059
2019	6,302
2020 and thereafter	3,357
$119,748
For the years ended December 31, 2014, 2013, and 2012, the Company recognized rent expense under operating leases of $55,809, $56,920, and $59,257, respectively.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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
In October 2013, India’s Provident Fund ("PF") issued a summons to Sitel India pursuant to the Employees' Provident Fund and Miscellaneous Provisions Act, 1952 (“PF Act”) stating that Sitel India had improperly remitted PF payments for a period of 2006 to present. The PF Act provides that both the employer and employee make a 12.0% contribution on basic wage, excluding certain allowances, capped at a basic wage of INR 6,500. Sitel India responded to the summons. In August 2014, the PF Commissioner issued an order assessing Sitel India approximately $2,420 plus penalties and interest based on its conclusion that Sitel’s salary structure resulted in an under-contribution to the PF Fund as a result of excluding certain special allowances from “basic wages” for the period 2006 forward. The PF audited Sitel’s contributions in 2008, under the same salary structure, and found no violations. If the excluded allowances are reclassified as basic wages then the basic wage would exceed INR 6,500/month cap on PF contributions and there would be a PF contribution shortfall (the difference between Sitel’s basic wage and INR 6,500/month cap for PF contribution). In September 2014, Sitel India filed an appeal and the appeals tribunal stayed enforcement of the PF Order and directed Sitel India to deposit 25.0% of the amount of the PF Order as an appeal deposit within thirty days. Sitel made that deposit as required by the order. The next hearing is set for March 23, 2015. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of the loss, if any. No liability has been recorded as of December 31, 2014 and 2013.
   During 2011, the French tax authorities assessed SITEL France approximately €7,900 (equivalent to approximately $9,600 as of December 31, 2014) for the periods from 2007 to July 2010 for input value added taxes related to its performance of intermediary insurance services for the sale of insurance products on behalf of its insurance clients. During December 2013, the French tax authorities reduced the assessment to approximately €1,247 (equivalent to approximately $1,520 as of December 31, 2014). On January 6, 2014, the Company paid the assessment to perfect its rights in the event litigation is necessary to resolve the matter. As of December 31, 2014, we have accrued a portion of the assessment within Selling, general, and administrative expenses ("SG&A") equal to our estimated obligation under this matter. No liability related to this matter was recorded as of December 31, 2013.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary ("SITEL Brazil") for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,300 as of December 31, 2014) for a period extending from 2004 to October 2008. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the assessment, which at the time totaled R$7,700 due to increases in interest and penalties. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No liability has been recorded as of December 31, 2014 and 2013.
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
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which the Consolidated Financial Statements are reported. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in the invoiced currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of December 31, 2014, we had forward contracts maturing within the next 12 months.
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
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011, we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $3,292 and $3,526 and as Other noncurrent liabilities of $1,680 and $4,061 as of December 31, 2014 and 2013, respectively, in the accompanying Consolidated Balance Sheets.
For 2014, 2013, and 2012, we recorded losses of $3,688, $3,612, and $4,065, respectively, for settled interest payments. Additionally, there was a non-cash mark-to-market valuation increase in the liability of $1,073 for 2014, a reduction in the liability of $486 for 2013, and an increase in the liability of $5,944 for 2012. These amounts are reflected in Interest and other financing costs, net in the accompanying Consolidated Statements of Comprehensive Loss.
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

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Fair Values in the Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		12/31/2014	12/31/2013		12/31/2014	12/31/2013
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$1,108	$62	Accrued liabilities and other	$3,539	$4,996
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—
Total		$1,108	$62		$3,539	$4,996
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$3,292	$3,526
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	1,680	4,061
Foreign exchange contracts	Prepaids and other current assets	469	341	Accrued liabilities and other	1,851	3,264
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—
Total		$469	$341		$6,823	$10,851
Total derivatives		$1,577	$403		$10,362	$15,847
The Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2014	2013	2012		2014	2013	2012
Foreign exchange contracts	$(1,684)	$(7,452)	$6,428	COS and SG&A	$(4,493)	$(1,214)	$(1,987)
Total	$(1,684)	$(7,452)	$6,428	Total	$(4,493)	$(1,214)	$(1,987)
For 2014, 2013, and 2012, we recorded losses of $2,697, $709, and $1,280, respectively, to Costs of services and losses of $1,796, $505, and $707, respectively, to SG&A expenses in the accompanying Consolidated Statements of Comprehensive Loss for the effective portion of settled hedge contracts. We expect unrealized losses will be reclassified from Accumulated other comprehensive loss ("AOCL") to Costs of services and SG&A expenses during the next 12 months of $2,431. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of December 31, 2014.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

During 2014, 2013, and 2012, we recognized gains of $3, losses of $177, and gains of $296, respectively, on foreign currency transactions related to the ineffective portion of the derivative instruments.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2014	2013	2012
Foreign exchange contracts	COS and SG&A	$182	$(708)	$917
Foreign exchange contracts	Foreign currency transactions	(1,907)	6,305	251
Total		$(1,725)	$5,597	$1,168
For 2014, 2013, and 2012, we recorded gains of $109, losses of $425, and gains of $550, respectively, to Costs of services and gains of $73, losses of $283, and gains of $367, respectively, to SG&A expenses in the accompanying Consolidated Statements of Comprehensive Loss for foreign currency derivatives not designated as hedging contracts.
Current Contracts
At December 31, 2014, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	171,963
16. Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities.
The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $746,016 and $734,614 at December 31, 2014 and 2013, respectively. The estimated fair value of such debt was approximately $676,000 and $754,000 at December 31, 2014 and 2013, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
See Note 11 for fair value measurements of major categories of the Company’s defined benefit pension plans.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

The following tables summarize the value of financial instruments by the pricing levels defined in Note 15 as of December 31, 2014 and 2013. There were no transfers between pricing levels during the years ended December 31, 2014 and 2013.

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,577	$—	$1,577	$—
Total	$1,577	$—	$1,577	$—
Liabilities
Foreign currency forward contracts	$5,390	$—	$5,390	$—
Interest rate derivative instrument	4,972	—	4,972	—
Total	$10,362	$—	$10,362	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$403	$—	$403	$—
Total	$403	$—	$403	$—
Liabilities
Foreign currency forward contracts	$8,260	$—	$8,260	$—
Interest rate derivative instrument	7,587	—	7,587	—
Total	$15,847	$—	$15,847	$—
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
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

No impairment charges were recorded related to Goodwill or Other intangible assets for the years ended December 31, 2014, 2013, or 2012.
Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. During the years ended December 31, 2014 and 2013, we determined that certain fixed assets in EMEA should be fully impaired and recorded charges of $693 and $212, respectively, based on our assessment as noted above. We recorded $478 of impairment primarily related to software in the Americas during the year ended December 31, 2014. No such impairment charges were recorded in 2012.
During the year ended December 31, 2013, the Company recorded a charge in the Americas of $541 within Impairment and loss on disposal of assets to reflect the net sales price of certain property that was sold. This property is classified as held for sale and included within Other current assets at December 31, 2013. No impairment charges related to assets held for sale were recorded during the years ended December 31, 2014 and 2012.
We recorded an impairment charge of $1,633 in 2012 related to the impairment of the full value of certain annuity contracts in the Americas. These annuity contracts were included within Other noncurrent assets on the accompanying Consolidated Balance Sheets. They were measured at fair value on a non-recurring basis and were classified in Level 3 of the fair value hierarchy. Third-party recoverability information was used to assess the fair value of these annuity contracts. During 2013, we received approximately $500 in liquidation payments related to these annuity contracts, which was recorded as a gain to Impairment and loss on disposal of assets.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

17. Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Year Ended December 31, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(12,325)	$(1,632)	$(40,007)	$(53,964)
Other comprehensive loss before reclassifications, net of tax expense (benefit) of $399, $0, $(46), and $353, respectively	(2,083)	(1,405)	(8,451)	(11,939)
Amounts reclassified from accumulated other comprehensive loss, net of tax (benefit) of $(3,799), $(239), $0, and $(4,038), respectively	8,292	425	—	8,717
Net current-period other comprehensive income (loss)	6,209	(980)	(8,451)	(3,222)
Ending balance	$(6,116)	$(2,612)	$(48,458)	$(57,186)
(a) Amounts are net-of-tax. Amounts in parentheses indicate debits.

	For the Year Ended December 31, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(5,428)	$(84)	$(27,888)	$(33,400)
Other comprehensive loss before reclassifications, net of tax expense (benefit) of $659, $43, $(3), and $699, respectively	(8,111)	(1,407)	(12,119)	(21,637)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0	1,214	(141)	—	1,073
Net current-period other comprehensive loss	(6,897)	(1,548)	(12,119)	(20,564)
Ending balance	$(12,325)	$(1,632)	$(40,007)	$(53,964)
(a) Amounts are net-of-tax. Amounts in parentheses indicate debits.
Reclassifications out of Accumulated Other Comprehensive Loss (a)

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

For the Year Ended December 31, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2,697)	COS
	(1,796)	SG&A
	(4,493)	Total before tax
	(3,799)	Tax (expense) or benefit
	$(8,292)	Net of Tax

Amortization of defined benefit pension items
Prior service costs	$(152)	SG&A
Actuarial gains	(34)	SG&A
	(186)	Total before tax
	(239)	Tax (expense) or benefit
	$(425)	Net of Tax

Total reclassifications for the period	$(8,717)	Net of Tax
(a) Amounts in parentheses indicate debits to profit/loss.

For the Year Ended December 31, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(709)	COS
	(505)	SG&A
	(1,214)	Total before tax
	—	Tax (expense) or benefit
	$(1,214)	Net of Tax

Amortization of defined benefit pension items
Prior service costs	$(159)	SG&A
Actuarial gains	300	SG&A
	141	Total before tax
	—	Tax (expense) or benefit
	$141	Net of Tax

Total reclassifications for the period	$(1,073)	Net of Tax
(a) Amounts in parentheses indicate debits to profit/loss.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

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
Certain Revenues, Costs of services, and SG&A amounts are excluded from the CODM evaluation of our segments, as the CODM believes they are not representative of segment performance. In addition, the CODM does not review assets or the associated depreciation and amortization at the reportable segment level. Therefore, we do not allocate these items to our reportable segments or present these items at the segment level in our internal management reporting. These unallocated amounts, as well as other income and expenses that are managed at the corporate level, are presented below in the Reconciliation of Segment operating results to our consolidated Loss before income taxes table.
We have modified previously reported SG&A to exclude certain foreign exchange transactions that are no longer presented at the segment level in our internal management reporting that is provided to and used by the CODM.
Information about the Company’s reportable segments for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Americas
Revenues	$878,715	$895,253	$870,079
Gross margin	315,162	336,211	329,661
SG&A	190,479	200,321	201,208
Segment operating results	$124,683	$135,890	$128,453
GM%	35.9%	37.6%	37.9%
SG&A%	21.7%	22.4%	23.1%
Op Results%	14.2%	15.2%	14.8%

EMEA
Revenues	$561,422	$543,093	$559,554
Gross margin	151,802	156,481	165,045
SG&A	119,137	117,364	129,554
Segment operating results	$32,665	$39,117	$35,491
GM%	27.0%	28.8%	29.5%
SG&A%	21.2%	21.6%	23.2%
Op Results%	5.8%	7.2%	6.3%

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	2014	2013	2012
Segment operating results:
Americas	$124,683	$135,890	$128,453
EMEA	32,665	39,117	35,491
Total	157,348	175,007	163,944

Corporate and other(1)	44,052	50,579	41,886
Depreciation and amortization	36,811	40,961	43,032
Restructuring and exit charges	20,407	14,241	15,693
Loss on sale of subsidiary	—	4,558	—
Other operating (income) expense(2)	6,821	(1,656)	4,177
Operating income	49,257	66,324	59,156
Interest and other financing costs, net	83,934	80,554	84,307
Loss before income taxes	$(34,677)	$(14,230)	$(25,151)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, certain foreign exchange transactions, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Consolidated Statements of Comprehensive Loss for Loss (gain) on foreign currency transactions, Impairment and loss on disposal of assets, net, and Other expense (income), net.
During 2014, the Company determined that it included revenues directly attributable to Canada within the United States geographic location within its 2013 financial statements. There was no impact to consolidated revenue or to revenue reported under the Company’s reportable segments. The corrections to the previously issued disclosure are as follows:

	December 31,
	2013	2012
Total Revenues:
US	$(27,669)	$(41,334)
Philippines	—	—
Germany	—	—
Other countries	27,669	41,334
Total	$—	$—
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that the error was not material to any of the Company's previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the year ended December 31, 2013 and December 31, 2012.
Information about the Company’s revenues and long-lived assets by geographic location are in the following tables. Long-lived assets held and used at various corporate and executive offices are included within their respective geographical locations.

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

	December 31,
	2014	2013	2012
Total Revenues:
US	$385,098	$370,531	$325,200
Philippines	194,194	199,261	207,315
Germany	151,494	137,464	125,911
Other countries(a)	709,459	731,082	770,707
Total	$1,440,245	$1,438,338	$1,429,133
(a) No other country comprises more than 10% of total revenues.

	December 31,
	2014	2013
Long-lived assets:
US	$74,080	$70,839
Latin America	47,090	48,803
Europe	36,236	38,852
India	40,364	41,076
Philippines	40,370	39,683
Other countries	3,837	4,665
Total	$241,977	$243,918

19. Quarterly Financial Data (unaudited)
The following tables present certain quarterly financial data for the years ended December 31, 2014 and 2013:

	March 31	June 30	Sep 30	Dec 31	Total
	For the quarter ended 2014
Revenues	$350,479	$348,747	$359,089	$381,930	$1,440,245
Costs of services*	236,930	237,180	240,388	258,047	972,545
Gross profit	113,549	111,567	118,701	123,883	467,700
Operating expenses
Selling, general, and administrative expenses*	91,930	87,424	86,189	88,861	354,404
Depreciation and amortization	8,935	8,548	9,510	9,818	36,811
Restructuring and exit charges	3,272	12,532	2,853	1,750	20,407
Other, net (1)	(276)	455	4,200	2,442	6,821
Operating income	$9,688	$2,608	$15,949	$21,012	$49,257
Net (loss) income	$(18,816)	$(21,632)	$(4,114)	$(3,798)	$(48,360)

	March 31	June 30	Sep 30	Dec 31	Total
	For the quarter ended 2013
Revenues	$365,062	$348,934	$353,368	$370,974	$1,438,338
Costs of services*	238,946	231,709	231,089	244,549	946,293
Gross profit	126,116	117,225	122,279	126,425	492,045
Operating expenses
Selling, general, and administrative expenses*	93,116	90,325	91,072	93,104	367,617
Depreciation and amortization	10,665	10,244	10,266	9,786	40,961
Restructuring and exit charges	3,316	1,986	1,430	7,509	14,241
Loss on sale of subsidiary	4,558	—	—	—	4,558
Other, net (1)	1,600	(1,159)	(1,476)	(621)	(1,656)
Operating income	$12,861	$15,829	$20,987	$16,647	$66,324
Net (loss) income	$(9,075)	$(4,871)	$9,225	$5,707	$986
*Exclusive of Depreciation and amortization of property and equipment
(1) Includes amounts from the Consolidated Statements of Comprehensive Loss for Loss (gain) on foreign currency transactions, Impairment and loss on disposal of assets, net, and Other expense (income), net.
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
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheets
December 31, 2014

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$287	$8,570	$—	$8,857
Accounts receivable (net of allowance for doubtful accounts)	—	—	136,215	143,012	—	279,227
Prepaids and other current assets	288,834	414	233,109	356,209	(821,855)	56,711
Total current assets	288,834	414	369,611	507,791	(821,855)	344,795
Property and equipment, net	39	—	41,247	46,068	—	87,354
Goodwill	—	—	16,690	101,018	—	117,708
Other intangible assets, net	—	—	16,104	20,811	—	36,915
Deferred income taxes	—	—	750	28,201	—	28,951
Investments in affiliates	(497,564)	537,316	189,430	—	(229,182)	—
Other noncurrent assets	1,655	92,835	42,626	24,452	(127,622)	33,946
Total assets	$(207,036)	$630,565	$676,458	$728,341	$(1,178,659)	$649,669
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$282	$—	$10,533	$11,485	$—	$22,300
Accrued payroll and benefits	—	—	15,472	59,565	—	75,037
Accrued liabilities and other	133,234	441,962	97,256	235,116	(821,855)	85,713
Income taxes payable	163	—	—	6,358	—	6,521
Current portion of capital lease obligations	—	—	2,666	286	—	2,952
Total current liabilities	133,679	441,962	125,927	312,810	(821,855)	192,523
Long-term debt	—	701,149	—	44,867	—	746,016
Capital lease obligations	—	—	3,104	168	—	3,272
Deferred income taxes	—	—	—	5,919	—	5,919
Other noncurrent liabilities	—	1,680	10,111	158,485	(127,622)	42,654
Total liabilities	133,679	1,144,791	139,142	522,249	(949,477)	990,384
Series B PIK preferred stock	75,103	—	—	—	—	75,103
Series C PIK preferred stock, net of beneficial conversion feature	69,273	—	—	—	—	69,273
Series D PIK preferred stock	81,869	—	—	—	—	81,869
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,277	—	536	168,965	(169,501)	1,277
Additional paid-in capital	334,657	105,786	668,880	309,794	(1,084,460)	334,657
Accumulated deficit	(836,750)	(563,223)	(76,572)	(273,885)	913,680	(836,750)
Accumulated other comprehensive (loss) income, net of tax	(57,186)	(56,789)	(55,528)	1,218	111,099	(57,186)
Treasury shares, at cost	(11,623)	—	—	—	—	(11,623)
Total stockholders' (deficit) equity	(566,960)	(514,226)	537,316	206,092	(229,182)	(566,960)
Total liabilities and stockholders' (deficit) equity	$(207,036)	$630,565	$676,458	$728,341	$(1,178,659)	$649,669

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Comprehensive (Loss) Income
Year Ended December 31, 2014

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$450,484	$989,761	$—	$1,440,245
Operating expenses
Costs of services*	—	—	292,780	679,765	—	972,545
Selling, general, and administrative expenses*	23,274	156	88,009	242,965	—	354,404
Depreciation and amortization of property and equipment	166	—	13,986	22,070	—	36,222
Amortization of intangible assets	—	—	—	589	—	589
Restructuring and exit charges	—	—	1,050	19,357	—	20,407
(Gain) loss on foreign currency transactions	(829)	3,991	(8,743)	10,729	—	5,148
Other, net	(6)	(18)	830	867	—	1,673
Operating (loss) income	(22,605)	(4,129)	62,572	13,419	—	49,257
Interest and other financing costs, net	—	77,488	6,125	321	—	83,934
Equity in earnings of subsidiaries	23,760	(55,145)	(2,721)	—	34,106	—
(Loss) income before income taxes	(46,365)	(26,472)	59,168	13,098	(34,106)	(34,677)
Income tax provision	1,995	—	4,023	7,665	—	13,683
Net (loss) income	(48,360)	(26,472)	55,145	5,433	(34,106)	(48,360)
Other comprehensive (loss) income	(3,222)	(1,254)	7	(1,691)	2,938	(3,222)
Comprehensive (loss) income	$(51,582)	$(27,726)	$55,152	$3,742	$(31,168)	$(51,582)
 *Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Comprehensive (Loss) Income
Year Ended December 31, 2013

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$427,908	$1,010,430	$—	$1,438,338
Operating expenses
Costs of services*	—	—	260,844	685,449	—	946,293
Selling, general, and administrative expenses*	29,863	141	84,756	252,857	—	367,617
Depreciation and amortization of property and equipment	407	—	11,169	23,002	—	34,578
Amortization of intangible assets	—	—	—	6,383	—	6,383
Restructuring and exit charges	—	—	881	13,360	—	14,241
Loss (gain) on foreign currency transactions	334	(216)	(1,209)	107	—	(984)
Loss on sale of subsidiary	—	—	—	4,558	—	4,558
Other, net	201	—	294	(1,167)	—	(672)
Operating (loss) income	(30,805)	75	71,173	25,881	—	66,324
Interest and other financing costs, net	8	75,023	3,466	2,057	—	80,554
Equity in earnings of subsidiaries	(32,324)	(104,786)	(36,359)	—	173,469	—
Income (loss) before income taxes	1,511	29,838	104,066	23,824	(173,469)	(14,230)
Income tax provision (benefit)	525	—	(719)	(15,022)	—	(15,216)
Net income	986	29,838	104,785	38,846	(173,469)	986
Other comprehensive (loss) income	(20,564)	(19,244)	(19,244)	(15,363)	53,851	(20,564)
Comprehensive (loss) income	$(19,578)	$10,594	$85,541	$23,483	$(119,618)	$(19,578)
 *Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Comprehensive (Loss) Income
Year Ended December 31, 2012

	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$376,521	$1,052,612	$—	$1,429,133
Operating expenses
Costs of services*	—	—	226,540	708,007	—	934,547
Selling, general, and administrative expenses*	25,923	182	82,181	264,242	—	372,528
Depreciation and amortization of property and equipment	355	—	10,258	25,384	—	35,997
Amortization of intangible assets	—	—	222	6,813	—	7,035
Restructuring and exit charges	2	—	1,477	14,214	—	15,693
Loss (gain) on foreign currency transactions	178	(920)	744	2,594	—	2,596
Other, net	(389)	39	(160)	2,091	—	1,581
Operating (loss) income	(26,069)	699	55,259	29,267	—	59,156
Interest and other financing costs, net	1,664	75,166	2,460	5,017	—	84,307
Equity in earnings of subsidiaries	(4,252)	(76,447)	(17,864)	—	98,563	—
(Loss) income before income taxes	(23,481)	1,980	70,663	24,250	(98,563)	(25,151)
Income tax provision (benefit)	387	—	(5,784)	4,114	—	(1,283)
Net (loss) income	(23,868)	1,980	76,447	20,136	(98,563)	(23,868)
Other comprehensive income (loss)	4,926	4,368	4,368	(130)	(8,606)	4,926
Comprehensive (loss) income	$(18,942)	$6,348	$80,815	$20,006	$(107,169)	$(18,942)
 *Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(in thousands of U.S. dollars, except share and per share amounts)

SITEL Worldwide Corporation
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(48,360)	$(26,472)	$55,145	$5,433	$(34,106)	$(48,360)
Undistributed equity in earnings of subsidiaries	23,760	(55,145)	(2,721)	—	34,106	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	166	—	13,986	22,659	—	36,811
Deferred income taxes	1,980	—	4,277	1,877	—	8,134
Non-cash derivative activity	—	1,518	4,014	813	—	6,345
Amortization of debt issue costs and OID	—	5,164	—	124	—	5,288
Amortization of deferred training revenue, net of costs	—	—	(1,083)	(1,353)	—	(2,436)
Impairment of property and equipment and other long-term assets	—	—	446	725	—	1,171
Other non-cash items, net	149	—	1,076	(253)	—	972
Change in book overdrafts	—	—	(1,054)	497	—	(557)
Changes in operating assets and liabilities, net	(52,515)	65,693	(58,084)	(7,313)	—	(52,219)
Net cash (used in) provided by operating activities	(74,820)	(9,242)	16,002	23,209	—	(44,851)
Cash flows from investing activities
Purchases of property and equipment	—	—	(15,003)	(20,301)	—	(35,304)
Proceeds from disposition of property and equipment	—	—	1,237	515	—	1,752
Purchase of intangible assets	—	—	—	(983)	—	(983)
Net cash used in investing activities	—	—	(13,766)	(20,769)	—	(34,535)
Cash flows from financing activities
Proceeds from issuance of Series D Preferred Stock, net	74,820	—	—	—	—	74,820
Payments on long-term debt and capital lease obligations	—	(381,052)	(2,085)	(22,812)	—	(405,949)
Proceeds from long-term debt	—	394,701	—	22,300	—	417,001
Payment of interest rate swap, net	—	(3,688)	—	—	—	(3,688)
Payments of debt issue costs	—	(719)	—	—	—	(719)
Net cash provided by (used in) financing activities	74,820	9,242	(2,085)	(512)	—	81,465
Effect of exchange rate on cash and cash equivalents	—	—	—	(588)	—	(588)
Net change in cash and cash equivalents	—	—	151	1,340	—	1,491
Cash and cash equivalents
Beginning of year	—	—	136	7,230	—	7,366
End of year	$—	$—	$287	$8,570	$—	$8,857

SITEL Worldwide Corporation
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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
December 31, 2014 and 2013

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

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Operating and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(in whole U.S. dollars)
Directors and Executive Officers
Set forth below are the name, age, position and a description of the business experience of certain of the executive officers and the members of the Board of Directors of SITEL Worldwide as of February 18, 2015.

Name	Age	Position
Dagoberto Quintana	54	Chairman, President, Chief Executive Officer and Director
Patrick Tolbert	69	Chief Operating and Financial Officer and Director
Donald Berryman	56	Executive Vice President and Chief Commercial Officer
Sean Erickson	53	Executive Vice President and Chief Global Markets and Infrastructure Officer
David Beckman	51	Chief Legal Officer and Secretary
Elsa Zambrano	50	Chief Human Resources Officer
Steve Barker	47	Executive Vice President, Global Operations Support
Pedro Lozano	51	General Manager - EMEA Region
Raul Navarro	56	General Manager - LATAM Region
Michael Lee	46	General Manager - Philippines
John Bowden	60	General Manager - North America
Seth Mersky	55	Director
David Garner	57	Director
Tate Abols	34	Director
Robert Mahoney	66	Director
Keith Powell	69	Director
Peter Shea	63	Director
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
Sean Erickson has served as our Executive Vice President and Chief Global Marketing & Infrastructure Officer since September 1, 2013, leading our marketing, product innovation, IT, facilities and real estate functions. Mr. Erickson served as our Executive Vice President Corporate Development from January 25, 2013 until assuming his current role and as our General Manager Strategic Markets from February 2011 until November 2012 and Chief Commercial Officer/General Manager - Strategic Markets from November 2012 to January 2013. Prior to joining SITEL Worldwide, Mr. Erickson spent 25 years in the leadership of public companies such as MCI, Dell, and TeleTech and private corporations such as Vercuity and Cloud 10, all in the telecommunications, high tech, and BPO industries. Mr. Erickson holds a bachelor’s degree in Business Administration with an emphasis in Finance from Wichita State University.
David Beckman has served as our Chief Legal Officer and Secretary since April 2007. Mr. Beckman is responsible for leading our global legal, corporate governance, risk management and legal compliance. Prior to joining SITEL Worldwide, Mr. Beckman spent 19 years at Frost Brown Todd LLC (and its predecessor firm), first as an associate and then as a partner concentrating his practice on mergers and acquisitions, commercial transactions, franchise and general corporate law. Mr. Beckman received his undergraduate degree in Economics from Harvard College, and his law degree from Northwestern University.
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
Raul Navarro has served as our General Manager of Latin America since June 1, 2012 with responsibility for Sitel’s operations in Mexico, Panama, Nicaragua, Colombia and Brazil.  Prior to joining Sitel Mr. Navarro served as General Manager, USA and Puerto Rico for ATENTO.  Mr. Navarro also served as a Senior Vice President at Teleperformance with responsibility for all aspects of the near shore operations for U.S.-based customers as well as a senior vice president at ICT Group.  Mr. Navarro obtained his undergraduate degree in political science from the University of Kentucky and MBA degree in International Business from the University of Miami.
Michael Lee has served as our Chief Operating Officer for the Philippines since June 1, 2013. Prior to that Mr. Lee  served as the Senior Vice President of Operations for our Mid-West Region of North America and as a Site Director in our Las Vegas site.   Prior to joining Sitel in 2006 Mr. Lee served as the Executive Vice President and General Manager of Call Center Operations for Voice Vision TeleServices and Director of Implementation Management for TPG TeleManagement Inc.  Over the course of 23 year in the industry Mr. Lee also held positions with Sitel Corporation (a predecessor of Sitel Worldwide Corporation) and APAC Customer Services.  Mr. Lee holds a bachelor’s degree in Business Administration from Wartburg College.

John Bowden has served as our Chief Operating Officer for the North American region since September 2013.  Prior to joining Sitel, Mr. Bowden served as Senior Vice President of Customer Care at Time Warner Cable with responsibility for all customer call center operations as well as self-service and shared service activity.   Mr. Bowden also served as Senior Vice President  of Customer Care at both Earthlink and Ameritech.   Mr. Bowden also held a number of roles as a senior vice president at MCI.    Mr. Bowden holds a Bachelor of Arts in Accounting from The Ohio State University and an MBA Finance from Golden Gate University.
Seth Mersky served as our Chairman of the Board from May 2007 until February 2010 and again from October 28, 2013 through February 18, 2014, and has served as a member of our Board of Directors since 1998 and the Chairman of our Compensation Committee since 1997. Mr. Mersky is a Managing Director of Onex Corporation where he has worked since 1997. Prior to joining Onex, Mr. Mersky was Senior Vice President of The Bank of Nova Scotia where he worked for 13 years. Mr. Mersky previously served as a director of Allison Transmission Inc. from 2007 through 2014. Mr. Mersky currently serves as a director of Hawker Beechcraft, Inc. Mr. Mersky holds a bachelor's degree in Accounting and Philosophy from the University of Delaware. Mr. Mersky brings to the Board significant expertise in banking and finance.
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
Code of Conduct and Ethics
We have a global code of conduct and ethics currently applicable to all executive level management employees, all management employees and all United States based employees. The code of conduct is implemented in our other locations and among our associate population in accordance with local law. This code is posted on our website, located at www.sitel.com. Information contained on our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.
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
Our NEOs are:

Name	Title
Dagoberto Quintana	Chairman, President and Chief Executive Officer
Patrick Tolbert	Chief Operating and Financial Officer
Elsa Zambrano	Chief Human Resources Officer
Michael Lee	General Manager - Philippines
Raul Navarro	General Manager - LATAM Region
Establishing and Evaluating Executive Compensation
Executive Compensation Objectives and Philosophy
The Compensation Committee believes that our executive compensation programs should reward actions and behaviors that drive long-term, profitable revenue growth at above-market rates while also rewarding the achievement of short-term performance goals. We seek to apply a consistent philosophy to compensation for all executive officers. We also have increasingly sought to align the short-term incentive compensation goals of our NEOs and other executives in ways that encourage the management of certain critical risks to our long term business success such as meeting certain debt covenants, making cash available for future expenditures and growth and enhancing the health of our client relationships. In 2014, we granted restricted shares of Class A common stock tied to long term business success. These restricted share grants are further discussed below.
Role of Compensation Consultant
The Compensation Committee has the authority to retain an independent compensation consultant. The committee did not engage a compensation consultant to assist the committee with respect to 2014 compensation decisions. In 2012, management purchased Towers Watson survey data for executive officer positions at both the general industry level and for our specific industry. Our Chief Executive Officer used this data as part of his annual review of executive compensation, as discussed below.
Role of Executive Officers
The Compensation Committee is responsible for all compensation decisions for our NEOs. Our Chairman, President, and Chief Executive Officer, Dagoberto Quintana, annually reviews the performance of his direct reports and other executive officers and makes recommendations based on these reviews to the Compensation Committee. There were no recommended increases to base salaries of any of the NEOs in 2014 other than in connection with a change in roles or responsibilities.
Elements of Compensation
The following is a list of each potential element of our NEOs' compensation:
•base salary;
•bonus awards;
•incentive compensation;
•class A restricted stock and restricted stock unit grants;
•perquisites;
•retirement and welfare benefits; and
•severance benefits.

Base Salary
Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our NEOs. When establishing base salaries, the Compensation Committee considers a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role. Base salaries are reviewed at a minimum annually by our Compensation Committee, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. There were no base salary increases in 2014.
The annual base salaries in effect for each of our NEOs as of December 31, 2014, are as follows:

Name	Annual Salary
Dagoberto Quintana	$600,000
Patrick Tolbert	$500,000
Elsa Zambrano	$325,000
Michael Lee	$300,000
Raul Navarro	$310,000
Bonus Awards
We may also pay specific bonuses to align the compensation of certain NEOs with market rates for total cash compensation and/or to provide discretionary rewards for performance in situations where incentive compensation goals have not been met but the executive's performance has nonetheless advanced our strategic goals. We did not award any bonuses during 2014.
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
The 2014 target annual incentive opportunities and awards for eligible NEOs were as follows:

Name	Target Annual Incentive Opportunity (% of Base Salary)	Awards (USD)
Dagoberto Quintana	130%	$—
Patrick Tolbert	100%	$—
Elsa Zambrano (1)	75%	$97,500
Michael Lee	50%	$81,140
Raul Navarro	50%	$108,500
(1) Ms. Zambrano received a guaranteed $97,500 2014 Management Incentive Plan award as a part of her employment agreement.
2014 Incentive Programs
For 2014, the NEO cash incentive programs included corporate performance factors similar to those used in the prior years. Specifically, incentive programs for Mr. Quintana, Mr. Tolbert, and Ms. Zambrano, were based on corporate performance factors for Annual Global Adjusted EBITDA and Annual Global Cash Flow. Payout under the plan was subject to achieving 90% of the goal for Annual Global Adjusted EBITDA and exceeding 2013 results. Global Cash Flow is defined as net cash provided by operating activities less net cash from investment activities as determined on a consolidated basis for SITEL Worldwide Corporation and its direct and indirect subsidiaries in accordance with United States Generally Accepted Accounting Principles.

The Compensation Committee approved the performance range and corresponding payout for each of the corporate performance factors set out below resulting in no payout. The performance ranges were based on our operating plan for 2014 and were meant to be achievable but challenging in order to drive performance. The actual payouts for each NEO are reflected in the Summary Compensation Table in the "Non-Equity Incentive Plan Compensation" column.

Factor	Performance Range
	Threshold	Goal	Maximum	% Payout
Annual Global Adjusted EBITDA (1)	$126.0M	$140.0M	$168.0M	0%
Annual Global Cash Flow (2)	$(1.5)M	$0	$5M	0%
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
NEO 2014 incentive programs for Mr. Quintana, Mr. Tolbert and Ms. Zambrano were based on corporate performance factors weighted as follows:

Annual Global Adjusted EBITDA	Annual Global Cash Flow
70%	30%
The incentive programs for Mr. Lee and Mr. Navarro were based on corporate and regional performance factors for Semi-Annual Regional Adjusted EBITDAR, Semi-Annual Regional Actual to Optimal Gross Margin Ratio ("A/O") and Annual Global Adjusted EBITDA. Payout under the program was subject to 90% achievement of the Global Adjusted EBITDA component for the measurement period. Annual Global Adjusted EBITDA is defined as set out above. Semi-Annual Adjusted EBITDAR is defined as Adjusted Regional EBITDA less restructuring in excess of stipulated regional goals for each six month period of the fiscal year. Adjusted Regional EBITDA is defined as Adjusted EBITDA as defined in our Senior Secured Credit Facility and calculated for the relevant region. Semi-Annual Regional A/O is defined as the ratio measuring the degree of gross margin optimization by dividing actual gross margin into optimal gross margin as set by our Chief Financial Officer.
Mr. Navarro and Mr. Lee's 2014 incentive programs were based on corporate and regional performance factors weighted as follows:

Semi-Annual Regional Adjusted EBITDAR	Annual Global Adjusted EBITDA	Semi-Annual Regional Actual to Optimal Gross Margin Ratio
60%	20%	20%
Since the components of Regional EBITDAR and A/O targets embody highly sensitive data as well as highly confidential goals targeted by divisions of our operations, we do not disclose Regional EBITDAR or A/O because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance. These factors are measured and awarded on a semi-annual basis. Global Adjusted EBITDA is defined as set out above. No award was made for the first half of plan year 2014 due to failure to achieve the 90% of the Global Adjusted EBITDA goal. Mr. Lee and Mr. Navarro's 2014 awards were based on financial performance in the second half 2014 and achievement of the Global Adjusted EBITDA threshold.
2015 Incentive Program
For 2015, the NEO cash incentive program includes corporate performance factors for Annual Global Adjusted EBITDA and Annual Global Cash Flow, defined as in the 2015 Plan.
2015 NEO incentive programs for Mr. Quintanta, Mr. Tolbert, and Ms. Zambrano are based on corporate performance factors weighted as follows:

Annual Global Adjusted EBITDA	Annual Global Cash Flow
70%	30%
Annual Global Adjusted EBITDA as used in the 2015 Incentive Program is defined the same as in the 2014 Incentive Program. The 90% Annual Global EBITDA threshold was eliminated from the 2015 Incentive Program. Annual

Global Cash Flow as used in the 2015 Incentive Program is defined as net cash, before interest, provided by operating activities less net cash used from investing activities as determined on a consolidated basis for SITEL Worldwide Corporation and its direct and indirect subsidiaries in accordance with United States generally accepted accounting principles.
Mr. Lee and Mr. Navarro's 2015 incentive program are based on the same performance factors, weighting and definitions as in the 2014 plans. As noted above, the 90% Annual Global EBITDA threshold for payout was eliminated from the 2015 Incentive Program.
The Compensation Committee set performance ranges for the 2015 NEO incentive programs based on our operating plan for 2015 that are meant to be achievable but challenging in order to drive performance.
Since the components of the global and regional targets for 2015 contain highly sensitive data such as targeted Adjusted EBITDA growth, we do not disclose specific future measures and targets because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance.
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
Finally, in connection with Amended Employment Agreements executed with certain of our NEOs in 2013, we also awarded Class A Common Stock to each of Dagoberto Quintana and Patrick Tolbert pursuant to the terms of a Restricted Stock Grant Plan and Agreement (the "Grant Agreement") with each executive. These awards will generally begin to vest upon the first to occur of (i) the Company's stock becoming freely tradeable as a result of being listed on a national stock exchange ("Freely Tradeable"), or (ii) a change in control of the Company (either, a "Liquidity Event"), in either case, occurring within six years of the date of the applicable Grant Agreement and only if the "Adjusted EBITDA Threshold" (as defined in the Grant Agreement") has been met; provided that the executive is still employed at such time (except as set forth below). Upon our shares becoming Freely Tradeable, the awards will vest in four increments of 25% each, beginning upon our shares becoming Freely Tradeable and thereafter on each of the next three anniversaries thereof as long as the executive remains an employee; provided, however, that in the event Onex sells more than 25% of their ownership of SITEL Worldwide, then the vested amount of the awards shall at all times at least be equal to the ownership percentage that Onex has sold. If the Liquidity Event is a change of control, 100% of the awards will vest upon the change of control. If an executive is terminated without cause, resigns with good reason or is terminated due to death or disability within six months of a Liquidity Event, such executive's shares will still be eligible to vest upon the Liquidity Event. To the extent that the awards do not vest upon a Liquidity Event because the applicable Adjusted EBITDA Threshold has not been satisfied, such shares will vest if and when the Adjusted EBITDA Threshold is eventually satisfied. All unvested Shares will be forfeited upon an executive's termination for cause or resignation without good reason. We also awarded Class A Common Stock to Ms. Zambrano on similar terms.
Perquisites
We provide certain perquisites to NEOs which the Compensation Committee believes are reasonable and appropriate based on the results of market surveys reviewed from time to time. The perquisites assist in the attraction and retention of NEOs and, in the case of certain perquisites, promote the health, safety and efficiency of the NEOs. For further information on the perquisites provided to our NEOs during 2014, refer to "Summary Compensation Table" below.
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
The following table shows the compensation earned by our NEOs during the years ended December 31, 2014, 2013 and 2012, referred to as years 2014, 2013 and 2012, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Award ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Dagoberto Quintana	2014	$600,000	$—	$—	$—	$—	$—	$19,698	$619,698
Chairman, President, and Chief Executive Officer	2013	$600,000	$—	$646,000	$—	$694,200	$—	$—	$1,940,200
	2012	$585,205	$—	$—	$—	$—	$—	$221,090	$806,295

Patrick Tolbert	2014	$500,000	$—	$—	$—	$—	$—	$78,936	$578,936
Chief Financial Officer and Chief Operating Officer	2013	$500,000	$—	$447,640	$—	$445,000	$—	$89,364	$1,482,004
	2012	$478,904	$—	$—	$—	$—	$—	$154,052	$632,956

Elsa Zambrano (4)	2014	$325,000	$97,500	$228,000	$—	$—	$—	$56,347	$706,847
Chief Human Resources Officer

Michael Lee (4)	2014	$300,000	$—	$—	$—	$81,140	$—	$223,813	$604,953
General Manager - Philippines

Raul Navarro (4)	2014	$310,000	$—	$—	$—	$108,500	$—	$382,104	$800,604
General Manager - LATAM Region

(1) Reflects the bonuses paid to NEOs during 2014, 2013, and 2012.

(2) Reflects the grant-date fair value of stock awards (in U.S. Dollars) calculated in accordance with FASB Accounting Standards Codification ("ASC") 718 for each NEO. Awards to both U.S. and international NEOs are calculated in terms of U.S. Dollars. Refer to Note 16 to our Consolidated Financial Statements for the year ended December 31, 2014, included elsewhere in this filing, for a discussion of the relevant assumptions used in calculating the fair value.
(3) The following table details All Other Compensation paid to each NEO during year 2014.
(4) 2014 was first year as an NEO.

Name	Executive Health Benefits ($) (1)	Executive Life and Disability Insurance ($)	Commuting & Housing Expenses ($) (2)	Auto Expense	Home Office($) (3)	401(k) Company Match ($)	Annual Company Contribution ($)	Expatriate Expenses(4)	All Other Compensation Total ($)
Dagoberto Quintana	$7,492	$1,704	$—	$—	$10,502	$—	$—	$—	$19,698
Patrick Tolbert	7,492	1,116	62,016	—	8,313	—	—	—	78,937
Elsa Zambrano	7,449	1,565	37,745	—	9,588	—	—	—	56,347
Michael Lee	3,631	1,704	31,743	9,710	9,291	1,377	5,510	160,847	223,813
Raul Navarro	36,557	1,116	51,924	44,974	37,643	—	—	209,890	382,104
(1) Executive Health Benefit calculation reflects reimbursement for private health insurance premiums.
(2) Reflects cost of commuting between home and work location and housing (Tolbert $36,000 and Zambrano $21,911), home office, and gross up amount to account for related taxes (Tolbert $33,169 and Zambrano $15,834).
(3) Reflects telecom, office supplies and other miscellaneous expenses.
(4) Reflects expatriate expenses including individual local income tax paid (Mr. Lee $149, 466, Mr. Navarro $163,770), travel allowance (Mr. Lee $3,861, Mr. Navarro $15,920), cost of living allowance (Mr. Navarro $20,000), visa costs (Mr. Lee $2,834, Mr. Navarro $10,200), association dues (Mr. Lee $2,686), tax preparation (Mr. Lee $2,000).
Grants of Plan-Based Awards
The following table sets forth information regarding performance-based incentive compensation under the 2014 Incentive Program.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target($)	Maximum ($)	Threshold ($)	Target($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($/ Sh)	Full Grant Date Fair Value ($)
Dagoberto Quintana	2/7/2014	$390,000	$780,000	$1,384,500	$—	$—	$—	$—	$—	$—	$—	$—
Patrick Tolbert	2/7/2014	250,000	500,000	887,750	—	—	—	—	—	—	—	—
Elsa Zambrano	2/7/2014	121,825	243,750	450,937	—	—	—	—	—	—	—	—
Michael Lee	2/7/2014	75,000	150,000	270,000	—	—	—	—	—	—	—	—
Raul Navarro	2/7/2014	77,500	155,000	279,000	—	—	—	—	—	—	—	—
(1) Amounts reported in this column represent the threshold, target and maximum amounts payable under the 2014 incentive program as described above. The 2014 Incentive Program is an annual cash incentive opportunity and, therefore, these awards are earned in the year of grant. See the column captioned "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for the actual payout amounts related to the 2014 incentive program. See also "Compensation Discussion and Analysis - Elements of Compensation - Incentive Compensation" for additional information about the 2014 Incentive Program.

Outstanding Equity Awards at Year-End
The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 31, 2014.

	Stock Awards
Name	Type of Award	Number Of Shares Or Units Of Stock That Have Not Vested (#)(1)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)
Dagoberto Quintana(2)	Restricted Stock Unit	600,000	$282,000	—	—
Dagoberto Quintana(3)	Restricted Stock Grant	1,700,000	$799,000	—	—
Patrick Tolbert(3)	Restricted Stock Grant	1,178,000	$553,660	—	—
Elsa Zambrano(3)	Restricted Stock Grant	400,000	$188,000	—	—
Michael Lee (4)	Restricted Stock Grant	3,500	$1,645	—	—
Michael Lee (2)	Restricted Stock Unit	6,500	$3,055	—	—
Michael Lee (3)	Restricted Stock Grant	95,000	$44,650	—	—
Raul Navarro (2)	Restricted Stock Unit	20,000	$9,400	—	—
Raul Navarro (3)	Restricted Stock Grant	55,000	$25,850	—	—
(1)  Reflects Class A restricted stock and restricted stock units that have not vested. The price used for valuation as of December 31, 2014 is $0.47. The following provides information with respect to the vesting schedule as of December 31, 2014.
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
(4) Pursuant to the applicable Restricted Stock Grant Plan and Agreement, shares vest when the "Restriction Period" lapses upon either (a) a Liquidity Event (as defined in the respective agreements); (b) the employee's death or disability or (c) the date the employee is terminated in a reduction in force. A Liquidity Event is defined as an instance under which (a) there is a change in control, (b) the stock becomes freely tradeable or (c) there is a liquidation or winding up of SITEL Worldwide Corporation. The awards will vest in three increments of 33 1/3% each beginning upon a Liquidity Event and thereafter on each of the next two anniversaries thereof as long as the executive remains employed. If the Liquidity Event is a change of control, 100% of the awards vest upon the change in control If an executive is terminated in a reduction in force or due to death or disability within six months of a Liquidity Event, one third (1/3) of such executive's shares will still be eligible to vest.
Option Exercises and Stock Vested
There were no Stock Awards or Option awards that vested during the year 2014.
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
Elsa Zambrano
We entered into an Employment Agreement with Ms. Zambrano on September 19, 2013 which included an annual salary of $325,000 and an annual target incentive plan payment of 75% of annual base salary and a guaranteed minimum payment of $97,500 for the 2014 Incentive Plan year. In addition, Ms. Zambrano received a signing bonus of $100,000 (payable in two installments of $50,000 each). Participation in the incentive plan, subject to the guaranteed minimum for the 2014 plan year, is at the discretion of both the Board of Directors and our Chief Executive Officer. The agreement is terminable by us or Ms. Zambrano at any time. In the event that Ms. Zambrano's employment is terminated by us without cause (as defined in the employment agreement) or by Ms. Zambrano for good reason (as defined in the employment agreement), subject to execution of a release, Ms. Zambrano is entitled to severance pay, to be paid pro rata on a monthly basis in accordance with our regular payroll practices over the course of a one year period, in an amount equal to one year of base salary and a prorated portion of Ms. Zambrano's annual incentive bonus based on the days employed during the incentive plan year at the date of termination. Ms. Zambrano would also be eligible to receive health insurance continuation coverage at the same rates paid for active employees for a full year following the date of termination, provided no similar benefit is received from a subsequent employer. In the event Ms. Zambrano's employment is terminated for any other reason, including by reason of death or disability, Ms. Zambrano is not entitled to any severance payments. Ms. Zambrano is subject to non-competition and non-solicitation provisions for a period of one year after termination for any reason.

Michael Lee
We entered an expatriate agreement with Mr. Lee effective June 1, 2013, which included an annual base salary of $300,000, and an annual target incentive plan payment of 50% of annual base salary. In addition, Mr. Lee receives certain expatriate related expenses including housing, transportation and a monthly home visit to the United States. Mr. Lee's employment is terminable by us at any time or Mr. Lee upon 60 days' notice. If Mr. Lee's employment is terminated for any reason other than "good cause" as defined in the agreement or voluntary termination, Mr. Lee is entitled to severance pay equal to 12 weeks' base pay to be paid in accordance with our regular payroll practices. Mr. Lee is subject to non-competition and non-solicitation provisions for a period of one year after termination for any reason.
Raul Navarro
We entered an expatriate agreement with Mr, Navarro effective May 1, 2012, which included an annual base salary of $310,000, a quarterly cost of living allowance of $5000 and an annual target incentive plan payment of 50% of annual base salary. In addition, Mr. Navarro receives certain expatriate related expenses including housing, transportation, four (4) personal visits to the United States per year for himself and his dependents. Mr. Navarro's employment is terminable by us at any time or Mr. Navarro upon 60 days' notice. If Mr. Navarro's employment does not continue after his assignment period ending May 31, 2015, or if Mr. Navarro is terminated for any reason other than voluntary termination, performance related reasons, failure to execute/comply with our policies or failure to execute his duties, Mr. Navarro is entitled to severance pay, equal to nine (9) months' base pay to be paid in accordance with our regular payroll practices. Mr. Navarro is subject to non-competition and non-solicitation provisions for a period of one year after termination for any reason.
Potential Payments Upon Termination and Change in Control
The information below describes and quantifies certain compensation that would become payable under employment agreements with the following NEOs if, as of December 31, 2014, the NEO's employment with us had been terminated. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.
Dagoberto Quintana

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$600,000		$600,000		$—		$—
Bonus	—	—		—	(1)	—		—		—
Value of Accelerated Equity	—	270,250	(2)	270,250	(2)	1,081,000	(3)	270,250	(2)	—
Benefits and Perquisites	—	—		4,260	(4)	4,260		—		—
Total Severance	$—	$270,250		$874,510		$1,685,260		$270,250		$—
(1) The 2014 Incentive Plan payout was zero based on the plan metrics and 2014 performance.
(2) 575,000 restricted stock units vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(3) 2,300,000 restricted stock units and restricted shares vest if Mr. Quintana remains employed until the date of a change in control or upon constructive termination prior to the change in control.
(4) Amount equal to the monthly premium paid for active employee if insurance continued through COBRA for up to a 12 month period.

Patrick Tolbert

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$500,000		$500,000		$—		$—
Bonus	—	—		—	(1)	—		—		—
Value of Accelerated Equity	—	138,415	(2)	138,415	(2)	553,660	(3)	138,415	(2)	—
Benefits and Perquisites	—	—		4,260	(4)	4,260		—		—
Total Severance	$—	$138,415		$642,675		$1,057,920		$138,415		$—
(1) The 2014 Incentive Plan payout was zero based on the plan metrics and 2014 performance.
(2) 294,500 restricted stock units vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(3) 1,178,000 restricted stock units and restricted shares vest if Mr. Tolbert remains employed until the date of a change in control or upon constructive termination prior to the change in control.
(4) Amount equal to the monthly premium paid for active employee if insurance continued through COBRA for up to a 12 month period.
Elsa Zambrano

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$325,000		$325,000		$—		$—
Bonus	—	—		97,500	(1)	97,500	(1)	—		—
Value of Accelerated Equity	—	47,000	(2)	47,000	(2)	188,000	(3)	47,000	(2)	—
Benefits and Perquisites	—	—		4,260		4,260		—		—
Total Severance	$—	$47,000		$473,760		$614,760		$47,000		$—
(1) Ms. Zambrano's employment agreement provides a guaranteed minimum incentive payment of $97,500 for 2014.
(2) 100,000 restricted shares vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(3) 400,000 restricted shares vest if Ms. Zambrano remains employed until the date of a change in control or upon constructive termination prior to the change in control.

Michael Lee

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$69,230		$69,230		$—		$—
Bonus	—	—		—		—		—		—
Value of Accelerated Equity	—	11,926	(2)	11,926	(2)	49,350	(4)	12,474	(3)	—
Benefits and Perquisites	—	—		—		—		—		—
Total Severance	$—	$11,926		$81,156		$118,580		$12,474		$—
(1) The 2014 Incentive Plan payout will occur in 2015 and the plan requires that the award will not be paid unless the employee is employed on the date of payout.
(2) 25,375 restricted shares vest if a Liquidity Event occurs within sic months after an involuntary termination without cause or good reason.
(3) 26,540 restricted shares vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(4) 105,000 restricted shares vest if Mr. Lee remains employed until the date of a change in control or upon constructive termination in connection with the change in control.
Raul Navarro

Component	Voluntary Resignation	Involuntary without Cause or Voluntary with Good Reason				Involuntary w/out Cause following Change in Control		Death/ Disability		Retirement
		Without Signed Release		With Signed Release
Base Salary	$—	$—		$232,500		$232,500		$—		$—
Bonus	—	—		—	(1)	—		—		—
Value of Accelerated Equity	—	8,812	(2)	8,812	(2)	35,250	(3)	8,812	(2)	—
Benefits and Perquisites	—	—		—		—		—		—
Total Severance	$—	$8,812		$81,156		$267,750		$8,812		$—
(1) The 2014 Incentive Plan payout will occur in 2015 and the plan requires that the award will not be paid unless the employee is employed on the date of payout.
(2) 18,750 restricted stock units and restricted shares vest if a Liquidity Event occurs within six months after an involuntary termination due to position elimination, death or disability.
(3) 75,000 restricted stock units and restricted shares vest if Mr. Navarro remains employed until the date of a change in control or upon constructive termination in connection with the change in control.
Director Compensation
Certain of our non-employee and employee directors were eligible to receive compensation based on their service. During 2014, only Messrs. Mahoney, Garner, Powell, and Shea received compensation in respect of their service as directors. Effective August 5, 2014, those directors who receive compensation have the opportunity to elect to receive service and meetings fees in all cash, all stock or any proportion thereof subject to owning, on August 1, 2014, Sitel equity equal to twice the total annual meeting and service fees in value using the issue date share price. Directors can make this election for each fiscal year if done by December 31, 2014. Messrs. Mahoney, Garner and Powell elected to receive their meeting and service fees in cash for the remainder of 2014.
For fiscal year 2014, Messrs. Garner and Powell each received $93,750 in cash and 54,824 shares of class A common stock, with a fair market value of $31,250. For the fiscal year 2014, Mr. Mahoney received $108,750 (which includes an additional $3,750 per quarter for service as Chair of the Audit Committee) and 54,824 shares of class A common stock, with a fair market value of $31,250. For fiscal year 2014, Mr. Shea received $62,500 in cash and 109,648 shares of class A common stock with a fair market value of $62,500. For the year ended December 31, 2014, Messrs. Mersky and Abols did not receive compensation in respect of their service on our Board of Directors during 2014. Directors are reimbursed for their business expenses related to their attendance at SITEL Worldwide meetings, including room, meals and transportation to and from Board and committee meetings.
Non-Executive Directors' Compensation Table
The following table shows information regarding the compensation of our non-executive directors for the 2014 year.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seth Mersky	$—		$—		$—	$—	$—	$—	$—
Robert Mahoney	108,750	(2)	31,250		—	—	—	—	140,000
Tate Abols	—		—		—	—	—	—	—
Keith Powell	93,750		31,250		—	—	—	—	125,000
Peter Shea	62,500		62,500	(1)	—	—	—	—	125,000
David Garner	93,750		31,250		—	—	—	—	125,000
(1) Reflects the $.57 grant-date fair value of stock awards associated with Board service during 2014 calculated in accordance with FASB 718 for each non-employee director. Refer to Note 16 to our Consolidated Financial Statements for the year ended December 31, 2014, included in Item 8 of this Report, for a discussion of the relevant assumptions used in calculating the fair value.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEED STOCKHOLDER MATTERS
(in thousands of U.S. dollars, except share and per share amounts)
Unless otherwise noted, the following table sets forth, as of January 31, 2015, information with respect to the beneficial ownership of the common equity of SITEL Worldwide by:

•	each person that is a beneficial owner of 5% or more of any class of its outstanding common equity;

•	each of our NEOs;

•	each member of our Board of Directors; and

•	all of the executive officers and directors as a group.
Beneficial ownership is determined under SEC rules and generally includes voting or investment power over securities. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each equity holder identified in the table possesses sole voting and investment power over all common equity shown as beneficially owned by the equityholder. As of January 31, 2015, SITEL Worldwide had outstanding 38,256,844 of class A common stock, 88,281,647 of class B common stock and 23,990 of class C common stock. All of the common stock votes together as a single class. The class A common stock and class C common stock is entitled to one vote per share; the class B common stock is entitled to 25 votes per share. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated in the footnotes below, the address for each beneficial owner is c/o SITEL Worldwide Corporation, 3102 West End Avenue, Suite 900, Nashville, Tennessee 37203.

	Class A Common		Class B Common		Class C Common		Aggregate
Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class A Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class B Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class C Common Stock Bene- ficially Owned	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Bene- ficially Owned	Percent of Voting Power
Equityholders owning 5% or more:
Onex Corporation (1)	174,941,413	87.7%	78,281,647	88.7%	—	—	253,223,060	88.0%	88.6%
Ontario Municipal Employees Retirement Systems ("OMERS") (2)	8,009,743	17.4%	10,000,000	11.3%	—	—	18,009,743	13.4%	11.5%
Edward Schwartz (3)	4,152,710	10.3%	—	—	—	—	4,152,710	3.2%	*
Citi Commerce Solutions (4)	2,500,000	6.5%	—	—	—	—	2,500,000	2.0%	*
Kathleen Banashak	22,756	*	—	—	2,320	9.7%	25,076	*	*
Julie Casteel	777,985	2.0%	—	—	10,481	43.7%	788,466	*	*
Pete Martino	10,311	*	—	—	7,000	29.2%	17,311	*	*
Named executive officer:
Dagoberto Quintana (5)	3,371,681	8.7%	—	—	—	—	3,371,681	2.6%	*
Michael Lee (6)	105,000	*	—	—	—	—	105,000	*	*
Patrick Tolbert (7)	1,657,913	4.3%	—	—	—	—	1,657,913	1.3%	*
Raul Navarro (8)	75,000	*	—	—	—	—	75,000	*	*
Elsa Zambrano (9)	400,000	—	—	—	—	—	400,000	*	*
Non-employee directors:
David Garner (10)	2,199,143	5.7%	—	—	—	—	2,199,143	1.7%	*
Tate Abols	—	—	—	—	—	—	—	—	—
Robert Mahoney	395,942	1.0%	—	—	—	—	395,942	*	*
Seth Mersky (11)	61,958	*	—	—	—	—	61,958	*	*
Keith Powell (12)	712,861	1.9%	—	—	—	—	712,861	*	*
Peter Shea	393,627	1.0%	—	—	—	—	393,627	*	*
All directors and executive officers as a group (16 persons)	13,088,012	32.9%	—	—	—	—	13,088,012	10.2%	*
 *    Less than 1%

(1)
Includes 401,561 shares of class A common stock, 147 shares of series B preferred stock convertible within 60 days to 57,580 shares of class A common stock and 608 shares of series C preferred stock convertible within 60 days to 1,001,958 shares of class A common stock, owned by Onex Advisor III LLC ("Onex Advisor"). Also includes 34,023 shares of class A common stock, 34,616 shares of series B preferred stock convertible within 60 days to 13,015,009 shares of class A common stock, 24,845 shares of series C preferred stock convertible within 60 days to 41,150,863 shares of class A common stock, and 73,682 of series D preferred stock convertible within 60 days to 106,016,550 shares of class A common stock, owned by Onex ClientLogic Holdings LLC. Also includes 13,263,869 shares of class A common stock held by Onex ClientLogic LLC. All of the 78,281,647 shares of class B common stock are held by Onex ClientLogic Holdings LLC. The sole member of Onex Advisor III LLC is 1597257 Ontario Inc. Onex ClientLogic Holdings LLC is controlled by Onex ClientLogic LLC. Onex Corporation is the sole member of Onex ClientLogic LLC. Gerald W. Schwartz, president and chief executive officer of Onex Corporation, controls 18.5% of the subordinated voting shares and 100% of the multiple voting shares of Onex Corporation and 100% of the common equity of 1597257 Ontario Inc., and controls all voting and investment decisions of both Onex Corporation and 1597257 Ontario Inc. Mr. Abols is a Principal, and Mr. Mersky is a Managing Director, of Onex Corporation, and as a result, may be deemed to have beneficial ownership of the shares held by Onex Corporation and its affiliates. Mr. Mersky also own units of Onex ClientLogic Holdings LLC. Messrs. Mersky and Schwartz disclaim beneficial ownership of the shares held by Onex Corporation and its affiliates except to the extent of their pecuniary interest therein. The address of Onex Corporation is 161 Bay Street, PO Box 700, Toronto, ON M5J 2S1. Each stockholder, other than OMERS, has granted Onex a proxy to vote all shares of common stock, with respect to the election of directors, pursuant to provisions of the August 15, 2000 stockholders agreement, as amended. See "Certain Relationships and Related Party Transactions—Stockholders’ Agreement."

(2)
Includes 1,329,795 shares of class A common stock, 4,136 shares of series B preferred stock convertible within 60 days to 1,623,581 shares of class A common stock, 3,053 shares of series C preferred stock convertible within 60 days to 5,056,367 shares of class A common stock and 10,000,000 shares of class B common stock owned by OCP SC Investment Holdings Inc. OCP SC Investment Holdings Inc. is wholly owned by

OMERS Administration Corporation, a non-share capital corporation continued under the Ontario Municipal Employees Retirement System Act, 2006. The address of OMERS is One University Avenue, Suite 1100, Toronto, Ontario, M5J 2P1.

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

(5)
Includes 50 shares of series D preferred stock convertible within 60 days to 71,681 shares of class A common stock and 1,000,000 shares of class A common stock as well as 1,700,000 shares of restricted class A common stock and 600,000 restricted stock units, each of which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants."

(6)
Includes 98,500 shares of restricted class A common stock, and 6,500 restricted stock units, each of which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants."

(7)
Includes 368,728 shares of class A common stock, 1,178,000 shares of restricted class A common stock, which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants", 25 shares of series C preferred stock convertible within 60 days to 39,504 shares of class A common stock, and 50 shares of series D preferred stock convertible within 60 days to 71,681 shares of class A common stock.

(8)
Includes 55,000 shares of restricted class A common stock, and 20,000 restricted stock units, each of which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants."

(9)
Includes 400,000 shares of restricted class A common stock, which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants."

(10)
Includes 1,274,872 shares of class A common stock, 793,407 shares of restricted class A common stock which are subject to vesting as described in "Executive Compensation-Establishing and Evaluating Executive Compensation-Class A Restricted /Restricted Stock Unit Grants",

and 333 shares of series B preferred stock convertible within 60 days to 130,864 shares of class A common stock.

(11)
Includes 31,648 shares of class A common stock owned by Kyzalea Company. Also includes 37 shares of series B preferred stock convertible within 60 days to 14,395 shares of class A common stock and 10 shares of series C preferred stock convertible within 60 days to 15,915 shares of class A common stock, each owned by Kyzalea Company. Mr. Mersky owns all of the capital stock of Kyzalea Company. The address of Kyzalea Company is 161 Bay Street, PO Box 700, Toronto, ON M5J 2S1.

(12)
Includes 494,724 shares of class A common stock, 56 shares of series B preferred stock convertible within 60 days to 21,811 shares of class A common stock, 32 shares of series C preferred stock convertible within 60 days to 52,964 shares of class A common stock, and 100 shares of series D preferred stock convertible within 60 days to 143,362 shares of class A common stock.

Preferred Stock Ownership
As of January 31, 2015, SITEL Worldwide had outstanding an aggregate of 39,947 shares of series B preferred stock, an aggregate of 28,881 shares of series C preferred stock, and an aggregate of 75,000 shares of D preferred stock.
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
The series B preferred stock has an initial liquidation preference of $1,000 per share and has the right to be converted into class A common stock (initially at $4.85 per share). Our series B preferred stock accrue cumulative dividends at a rate of 12% of the liquidation preference per share per annum, which dividends, commencing after June 2009, compound and cumulate annually on the first business day of June of each subsequent year. Total cumulative dividends as of January 31, 2015 were $36,066. No NEO owns series B preferred stock. Mr. Garner owns 333 shares of series B preferred stock, Mr. Powell owns 56 shares of series B preferred stock, and Mr. Mersky is the beneficial owner of 37 shares of series B preferred stock. No other non-employee director owns series B preferred stock.
Shares of series C preferred stock were issued in December 2008 and February 2009 to an Onex affiliate, OMERS, JANA and certain of our directors and executive officers for an aggregate of $31,000 in cash. In the fourth quarter of 2012, we repurchased the series C preferred stock that had been issued to JANA .
The series C preferred stock has an initial liquidation preference of $1,000 per share and has the right to be converted into class A common stock (initially at $1.50 per share). Our series C preferred stock accrue cumulative dividends at a rate of 16% of the liquidation preference per share per annum, which dividends accrue and cumulate from the date of original issuance and compound on the first business day of January of each subsequent year. Total cumulative dividends as of January 31, 2015 were $42,878. Mr. Tolbert owns 25 shares of series C preferred stock. No other NEO owns series C preferred stock. Mr. Powell owns 32 shares of series C preferred stock and Mr. Mersky is the beneficial owner of 10 shares of series C preferred stock. No other non-employee director owns series C preferred stock.
The series D preferred stock has an initial liquidation preference of $1,000 per share and has the right to be converted into class A common stock (initially at $.77 per share). Our series D preferred stock accrue cumulative dividends at a rate of 16% of the liquidation preference per share per annum, which dividends accrue and cumulate from the date of original issuance and compound on the first business day of May of each subsequent year. Total cumulative dividends as of January 31, 2015 were $8,024. Mr. Quintana and Mr. Tolbert each own 50 shares of series D preferred stock. No other NEO owns series D preferred stock. Mr. Powell owns 100 shares of series D preferred stock. No other non-employee director owns series D preferred stock.

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
In addition, commencing August 31, 2011 and ending January 30, 2014, we provided certain outsourced information technology services to NAFS Buffalo and Emory. These services were provided to NAFS Buffalo and Emory to support continuing information technology requirements, and amounted to $0 for 2014, $176 for 2013, and $161 for 2012. The parties also entered an additional agreement pursuant to which NAFS Buffalo and/or its affiliates would continue to service one of our clients. On February 13, 2013, we entered into an agreement with Mr. Garner and Emory pursuant to which we deferred payment of certain information technology service fees charged to Emory from February 1, 2012 through January 31, 2013 and amended such service agreements to reduce certain 2013 fees and provide for their ultimate termination. The deferred payment obligation was embodied in a Promissory Note (the "Original Emory Note") in the amount of $188 bearing interest at the prime rate and was guaranteed on a nonrecourse basis by Mr. Garner through a stock pledge agreement which provides that the guaranty may only be collected out of the proceeds of a sale of Mr. Garner's shares of Company stock.
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
The NAFS Business was considered a VIE of which we were not determined to be the primary beneficiary during the transition period but ceased to be a VIE as of November 30, 2011. The NAFS Business was deconsolidated effective August 1, 2011.
David Garner Employment Agreements
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
Series D Preferred Stock Purchase Agreement
On May 8, 2014, we authorized the issuance of 125,000 shares of series D preferred stock. On May 8, 2014, we executed a subscription agreement with Onex Clientlogic Holdings LLC to issue up to 75,000 shares of the Series D preferred stock at a rate of $1,000 per share. Pursuant to this offer, we received net proceeds of $74,820 from Onex Clientlogic Holdings LLC and other existing shareholders during the year ended December 31, 2014. The series D preferred stock has an initial liquidation preference of $1,000 per share. Our series D preferred stock accrues cumulative dividends at a rate of 16% of the liquidation preference per share per annum, which dividends compound and cumulate annually on the anniversary date of issuance.
We are required, after the maturity date of the notes, to the extent of our legally available assets, to redeem the series D preferred stock at the Redemption Price, equal to the greater of (i) the sum of (x) 100% of the liquidation price per share and (y) all accumulated and unpaid dividends thereon and (ii) the amount payable to the holder of such preferred shares upon our liquidation under the terms of our certificate of incorporation, determined as if we were liquidated, dissolved and wound up as of such mandatory redemption date.
At any time prior to redemption, the holders of the series D preferred stock may convert their shares into class A voting common stock at a price equal to the liquidation preference plus all accumulated and unpaid dividends divided by an initial conversion price of $0.77, which may be adjusted from time to time.

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
Subsidiary exchangeable preferred shares
As of December 31, 2014, there were 1.71 million exchangeable preferred shares of one of our subsidiaries issued to the three stockholders of 1293220 Ontario Inc. under the terms of an agreement between Customerone Holding Corporation (now SITEL Worldwide) and 1293220 Ontario Inc., dated December 17, 1998. The exchangeable preferred shares have no voting rights or other rights of redemption but are exchangeable for SITEL Worldwide class A voting shares, plus any dividends declared thereon at any time. We have agreed to repurchase the exchangeable preferred shares at the underlying fair market value of the common stock for which they are exchangeable in the event that we are unable to issue the class A common stock upon conversion of the exchangeable preferred shares.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
(in thousands of U.S. dollars)
Fees for professional services provided by our independent accountants in each of the last two fiscal years, in each of the following categories are:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Audit fees	$3,411	$3,754
Tax fees	94	239
Other fees	—	45
Total	$3,505	$4,038
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
SITEL Worldwide Corporation

Date:	February 18, 2015	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director (Duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SITEL Worldwide Corporation

Date:	February 18, 2015	By:	/s/ Dagoberto Quintana
			Name:	Dagoberto Quintana
			Title:	Chairman, President, Chief Executive Officer and Director

Date:	February 18, 2015	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director

Date:	February 18, 2015	By:	/s/ Ryan Wagers
			Name:	Ryan Wagers
			Title:	Chief Accounting Officer

Date:	February 18, 2015	By:	/s/ Seth Mersky
			Name:	Seth Mersky
			Title:	Director

Date:	February 18, 2015	By:	/s/ David Garner
			Name:	David Garner
			Title:	Director

Date:	February 18, 2015	By:	/s/ Tate Abols
			Name:	Tate Abols
			Title:	Director

Date:	February 18, 2015	By:	/s/ Robert Mahoney
			Name:	Robert Mahoney
			Title:	Director

Date:	February 18, 2015	By:	/s/ Keith Powell
			Name:	Keith Powell
			Title:	Director

Date:	February 18, 2015	By:	/s/ Peter Shea
			Name:	Peter Shea
			Title:	Director

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

			Incorporated by Reference
No.	Exhibit Description	Filed with this 10-K	Form	Original Exhibit No.	File No.	Date Filed
3.1	THIRD AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF SITEL WORLDWIDE CORPORATION, DATED AS OF APRIL 27, 2007, AS FILED WITH THE STATE OF DELAWARE ON APRIL 27, 2007		S-4	3.1	333-172952	3/18/2011
3.2	THIRD AMENDED AND RESTATED CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF PREFERRED STOCK AND QUALIFICATIONS, LIMITATIONS AND RESTRICTIONS THEREOF OF SITEL WORLDWIDE CORPORATION -12% CUMULATIVE PARTICIPATING PREFERRED STOCK, SERIES B, DATED AS OF MARCH 11, 2010, AS FILED WITH THE STATE OF DELAWARE ON MARCH 11, 2010		S-4	3.2	333-172952	3/18/2011
3.3	SECOND AMENDED AND RESTATED CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF PREFERRED STOCK AND QUALIFICATIONS, LIMITATIONS AND RESTRICTIONS THEREOF OF SITEL WORLDWIDE CORPORATION -16% CUMULATIVE PARTICIPATING PREFERRED STOCK, SERIES C, DATED AS OF MARCH 11, 2010, AS FILED WITH THE STATE OF DELAWARE ON MARCH 11, 2010		S-4	3.3	333-172952	3/18/2011
3.4	CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF PREFERRED STOCK AND QUALIFICATIONS, LIMITATIONS AND RESTRICTIONS THEREOF OF SITEL WORLDWIDE CORPORATION 16% CUMULATIVE PARTICIPATING PREFERRED STOCK, SERIES D		10-Q	3.1	333-172952	5/8/2014
3.5	SECOND AMENDED AND RESTATED BYLAWS OF SITEL WORLDWIDE CORPORATION		S-4	3.4	333-172952	3/18/2011
3.6	CERTIFICATE OF FORMATION OF SITEL, LLC		S-4	3.5	333-172952	3/18/2011
3.7	AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT OF SITEL, LLC		10-Q	3.1	333-172952	11/6/2012
3.7.A	LIMITED LIABILITY COMPANY AGREEMENT OF SITEL, LLC		S-4	3.6	333-172952	3/18/2011
3.8	CERTIFICATE OF INCORPORATION OF SITEL FINANCE CORP		S-4	3.7	333-172952	3/18/2011
3.9	BYLAWS OF SITEL FINANCE CORP		S-4	3.8	333-172952	3/18/2011
3.10	CERTIFICATE OF INCORPORATION OF SITEL OPERATING CORPORATION		S-4	3.9	333-172952	3/18/2011
3.11	BYLAWS OF SITEL OPERATING CORPORATION		S-4	3.10	333-172952	3/18/2011
3.12	CERTIFICATE OF INCORPORATION OF CATALOG RESOURCES, INC		S-4	3.11	333-172952	3/18/2011

3.13	BYLAWS OF CATALOG RESOURCES, INC	S-4	3.12	333-172952	3/18/2011
3.14	CERTIFICATE OF INCORPORATION OF SITEL INTERNATIONAL HOLDINGS, INC	S-4	3.13	333-172952	3/18/2011
3.15	BYLAWS OF SITEL INTERNATIONAL HOLDINGS, INC	S-4	3.14	333-172952	3/18/2011
3.16	CERTIFICATE OF FORMATION OF SITEL INTERNATIONAL LLC	S-4	3.15	333-172952	3/18/2011
3.17	LIMITED LIABILITY COMPANY AGREEMENT OF SITEL INTERNATIONAL LLC	S-4	3.16	333-172952	3/18/2011
3.18	CERTIFICATE OF FORMATION OF SERVICE ZONE HOLDINGS, INC	S-4	3.17	333-172952	3/18/2011
3.19	LIMITED LIABILITY COMPANY AGREEMENT OF SERVICE ZONE HOLDINGS, LLC	S-4	3.18	333-172952	3/18/2011
3.20	CERTIFICATE OF INCORPORATION OF NATIONAL ACTION FINANCIAL SERVICES, INC	S-4	3.19	333-172952	3/18/2011
3.21	BYLAWS OF NATIONAL ACTION FINANCIAL SERVICES, INC	S-4	3.20	333-172952	3/18/2011
4.1	INDENTURE, DATED AS OF MARCH 18, 2010, BY AND AMONG SITEL, LLC, SITEL FINANCE CORP., THE GUARANTORS LISTED THEREIN, AND U.S. BANK NATIONAL ASSOCIATION.	S-4	4.1	333-172952	3/18/2011
4.2	INDENTURE, DATED AS OF APRIL 20, 2012, BETWEEN SITEL, LLC, SITEL FINANCE CORP., THE GUARANTORS NAMED THEREIN AND U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE AND COLLATERAL AGENT	8-K	4.1	333-172952	4/24/2012
10.1.1	SITEL WORLDWIDE CORPORATION SUBSCRIPTION AGREEMENT	10-Q	10.1	333-172952	5/8/2014
10.2.7	SIXTH AMENDMENT, DATED FEBRUARY 18, 2014, TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	10-K	10.1.7	333-172952	2/19/2014
10.2.6	FIFTH AMENDMENT, DATED APRIL 5, 2012, TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	4/9/2012
10.2.5	FOURTH AMENDMENT, DATED MAY 12, 2011, TO THE CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	5/18/2011

10.2.4	THIRD AMENDMENT, DATED FEBRUARY 18, 2010, CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.4	333-172952	3/18/2011
10.2.3	SECOND AMENDMENT, DATED APRIL 21, 2009, CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.3	333-172952	3/18/2011
10.2.2	FIRST AMENDMENT, DATED DECEMBER 9, 2008, CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.2	333-172952	3/18/2011
10.2.1	CREDIT AGREEMENT, DATED AS OF JANUARY 30, 2007, BY AND AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, CLIENTLOGIC CANADA CORPORATION, THE OTHER CREDIT PARTIES SIGNATORY THERETO, THE LENDERS SIGNATORY THERETO, GOLDMAN SACHS CREDIT PARTNERS L.P., AND GENERAL ELECTRIC CAPITAL CORPORATION	S-4	10.1.1	333-172952	3/18/2011
10.3.8	SEVENTH AMENDMENT, DATED AS OF SEPTEMBER 18, 2010, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.8	333-172952	3/18/2011
10.3.7	SIXTH AMENDMENT, DATED AS OF SEPTEMBER 14, 2007, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.7	333-172952	3/18/2011
10.3.6	FIFTH AMENDMENT, DATED AS OF JANUARY 29, 2007, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.6	333-172952	3/18/2011

10.3.5	FOURTH AMENDMENT, DATED AS OF JULY 9, 2004, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.5	333-172952	3/18/2011
10.3.4	THIRD AMENDMENT, DATED AS OF OCTOBER 23, 2003, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.4	333-172952	3/18/2011
10.3.3	SECOND AMENDMENT, DATED AS OF DECEMBER 12, 2001, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.3	333-172952	3/18/2011
10.3.2	FIRST AMENDMENT, DATED AS OF FEBRUARY 28, 2002, TO THE AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.2	333-172952	3/18/2011
10.3.1	AMENDED AND RESTATED STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION) AND THE SECURITYHOLDERS LISTED ON SCHEDULE A THERETO	S-4	10.2.1	333-172952	3/18/2011
10.4.3	EXTENSION AGREEMENT, DATED AS OF JUNE 13, 2012, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, GOLDMAN SACHS LENDING PARTNERS LLC, AS AN EXTENDED U.S. REVOLVING LENDER, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	6/14/2012
10.4.2	EXTENSION AGREEMENT, DATED AS OF APRIL 26, 2012, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.S. REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	4/30/2012
10.4.1	EXTENSION AGREEMENT, DATED AS OF JUNE 7, 2011, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.S. REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.1	333-172952	6/10/2011

10.5.1	EXTENSION AGREEMENT, DATED AS OF JUNE 8, 2011, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.S. TERM LOAN LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.3	333-172952	6/10/2011
10.6.1	EXTENSION AGREEMENT, DATED AS OF APRIL 26, 2012, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE CANADIAN REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.2	333-172952	4/30/2012
10.7.1	EXTENSION AGREEMENT, DATED AS OF JUNE 7, 2011, AMONG SITEL, LLC, CLIENTLOGIC HOLDING LIMITED, SITEL CANADA CORPORATION (F/K/A CLIENTLOGIC CANADA CORPORATION), THE GUARANTORS PARTY THERETO, THE U.K. REVOLVER LENDERS PARTY THERETO, AND GOLDMAN SACHS CREDIT PARTNERS L.P., AS ADMINISTRATIVE AGENT	8-K	10.2	333-172952	6/10/2011
10.8.1	FIRST AMENDMENT TO THE CLASS C STOCKHOLDERS AGREEMENT OF SITEL WORLDWIDE CORPORATION, DATED AS OF OCTOBER 5, 2012, BY AND AMONG SITEL WORLDWIDE CORPORATION AND JANA PIRANHA MASTER FUND, LTD	8-K	10.1	333-172952	10/10/2012
10.9.1	CLASS B STOCKHOLDERS AGREEMENT, DATED AS OF AUGUST 15, 2000, BY AND AMONG SITEL WORLDWIDE CORPORATION (F/K/A CLIENTLOGIC CORPORATION), ONEX HOLDING PROPERTY MANAGEMENT LTD., ONEX CORPORATION AND ONTARIO MUNICIPAL EMPLOYEES RETIREMENT BOARD	S-4	10.3	333-172952	3/18/2011
10.10.1	CLASS C STOCKHOLDERS AGREEMENT, DATED AS OF APRIL 30, 2007, BY AND BETWEEN SITEL WORLDWIDE CORPORATION AND JANA PIRANHA MASTER FUND, LTD	S-4	10.4	333-172952	3/18/2011
10.11.1	FORM OF RESTRICTED STOCK UNIT PLAN AND AGREEMENT OF SITEL WORLDWIDE CORPORATION	S-4	10.14	333-172952	3/18/2011
10.12.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT OF SITEL WORLDWIDE CORPORATION	S-4	10.15	333-172952	3/18/2011
10.13.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT MODIFIED AND USED FOR DAVID GARNER AND DAVID BECKMAN	S-4	10.16	333-172952	3/18/2011
10.14.1	AGREEMENT, DATED AS OF JANUARY 30, 2014, BY AND AMONG SITEL OPERATING CORPORATION, EMORY ENTERPRISES, LLC AND DAVID GARNER	8-K	10.1	333-172952	2/4/2014
10.14.2	AMENDED AND RESTATED PROMISSORY NOTE DATED JANUARY 30, 2014, MADE BY EMORY ENTERPRISES, LLC AND GUARANTEED BY DAVID GARNER	8-K	10.2	333-172952	2/4/2014

10.14.3	AMENDED AND RESTATED STOCK PLEDGE AGREEMENT DATED AS OF JANUARY 30, 2014, BY AND BETWEEN SITEL OPERATING CORPORATION, NA LIQUIDATING COMPANY, INC. AND DAVID GARNER	8-K	10.3	333-172952	2/4/2014
10.15.1	DIRECTOR AGREEMENT, DATED AS OF OCTOBER 28, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND DAVID GARNER	8-K	10.1	333-172952	11/1/2013
10.16.2	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN DAGOBERTO QUINTANA AND SITEL OPERATING CORPORATION	10-K	10.17	333-172952	2/20/2013
10.16.1	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, DATED FEBRUARY 16, 2012, BY AND BETWEEN DAGOBERTO QUINTANA AND SITEL OPERATING CORPORATION	10-K	10.48	333-172952	2/22/2012
10.17.2	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN PATRICK TOLBERT AND SITEL OPERATING CORPORATION	10-K	10.18	333-172952	2/20/2013
10.17.1	AMENDMENT TO MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 16, 2012, BY AND BETWEEN PATRICK TOLBERT AND SITEL OPERATING CORPORATION	10-K	10.49	333-172952	2/22/2012
10.18.2	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE FEBRUARY 14, 2013, BY AND BETWEEN DONALD BERRYMAN AND SITEL OPERATING CORPORATION	10-K	10.19	333-172952	2/20/2013
10.18.1	AMENDED AND RESTATED EMPLOYMENT AGREEMENT, EFFECTIVE JANUARY 1, 2012, BETWEEN DONALD BERRYMAN AND SITEL OPERATING CORPORATION	10-K	10.35	333-172952	2/22/2012
10.19.2	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, DATED AS OF NOVEMBER 1, 2013, BETWEEN SITEL OPERATING CORPORATION AND DAVID L. BECKMAN, JR.	8-K	10.2	333-172952	11/1/2013
10.19.1	EMPLOYMENT AGREEMENT, DATED AS OF APRIL 23, 2007, AS AMENDED DECEMBER 15, 2008, BY AND BETWEEN DAVID BECKMAN AND SITEL WORLDWIDE CORPORATION	S-4	10.9	333-172952	3/18/2011
10.20.1	ORDINARY LABOUR PERMANENT TERM CONTRACT FOR PEDRO LOZANO, DATED MAY 3, 2001	10-K	10.21	333-172952	2/20/2013
10.20.2	LOZANO AGREEMENT ANNEX I - BETWEEN PEDRO LOZANO AND SITEL IBERICA TELESERVICIOS, S.A.	10-K	10.21.1	333-172952	2/20/2013
10.20.3	LOZANO AGREEMENT ANNEX II - BETWEEN PEDRO LOZANO AND SITEL IBERICA TELESERVICIOS, S.A.	10-K	10.21.2	333-172952	2/20/2013
10.21.1	MANAGEMENT EMPLOYMENT AGREEMENT, DATED AS OF SEPTEMBER 19, 2013, BETWEEN SITEL OPERATING CORPORATION AND ELSA ZAMBRANO	10-K	10.20.1	333-172952	2/19/2014
10.22.2	AMENDMENT NUMBER 1 TO AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE SEPTEMBER 1, 2013 BY AND BETWEEN SEAN ERICKSON AND SITEL OPERATING CORPORATION	10-K	10.21.2	333-172952	2/19/2014

10.22.1	AMENDED MANAGEMENT EMPLOYMENT AGREEMENT, EFFECTIVE JANUARY 25, 2013, BY AND BETWEEN SEAN ERICKSON AND SITEL OPERATING CORPORATION		10-K	10.21.1	333-172952	2/19/2014
10.23.1	EMPLOYMENT AGREEMENT BY AND BETWEEN SITEL NEW ZEALAND LIMITED AND STEVE BARKER DATED FEBRUARY 20, 2012		10-K	10.42	333-172952	2/22/2012
10.24.1	EXPATRIATE ASSIGNMENT, DATED FEBRUARY 10, 2012, BY SITEL SERVICES TO SITEL DE BRAZIL LIMITADA - RAUL NAVARRO	X
10.25.1	EXPATRIATE ASSIGNMENT, DATED MAY 7, 2013, BY SITEL TO SITEL PHILIPPINES CORP - MICHAEL LEE	X
10.26.1	BOARD AGREEMENT BETWEEN DAVID GARNER AND SITEL WORLDWIDE CORPORATION, DATED AUGUST 5, 2014		10-Q	10.1	333-172952	2/19/2014
10.27.1	BOARD AGREEMENT BETWEEN BOB MAHONEY AND SITEL WORLDWIDE CORPORATION, DATED AUGUST 5, 2014		10-Q	10.2	333-172952	2/19/2014
10.28.1	BOARD AGREEMENT BETWEEN KEITH POWELL AND SITEL WORLDWIDE CORPORATION, DATED AUGUST 5, 2014		10-Q	10.3	333-172952	2/19/2014
10.29.1	BOARD AGREEMENT BETWEEN PETER SHEA AND SITEL WORLDWIDE CORPORATION, DATED AUGUST 5, 2014		10-Q	10.4	333-172952	2/19/2014
10.30.1	BOARD OF DIRECTORS AGREEMENT, DATED AS OF JUNE 5, 2007, AS AMENDED OCTOBER 25, 2010, AS AMENDED MARCH 7, 2011, BY AND BETWEEN PATRICK TOLBERT AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.10	333-172952	3/18/2011
10.31.1	BOARD OF DIRECTORS AGREEMENT, DATED AS OF OCTOBER 24, 2007, AS AMENDED NOVEMBER 3, 2010, BY AND BETWEEN ROBERT MAHONEY AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.12	333-172952	3/18/2011
10.32.1	BOARD OF DIRECTORS AGREEMENT, DATED AS OF JUNE 5, 2007, BY AND BETWEEN KEITH POWELL AND THE BOARD OF DIRECTORS OF SITEL WORLDWIDE CORPORATION		S-4	10.13	333-172952	3/18/2011
10.33.1	DIRECTOR AGREEMENT DATED OCTOBER 31, 2011 - MR. PETER SHEA		8-K	10.1	333-172952	11/4/2011
10.34.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — QUINTANA		10-K	10.27	333-172952	2/20/2013
10.35.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — BECKMAN		10-K	10.28	333-172952	2/20/2013
10.36.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — BERRYMAN		10-K	10.29	333-172952	2/20/2013
10.37.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — TOLBERT		10-K	10.30	333-172952	2/20/2013
10.38.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — LOZANO		10-K	10.31	333-172952	2/20/2013
10.39.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — ERICKSON		10-K	10.33.1	333-172952	2/19/2014
10.40.1	FORM 2014 MANAGMENT INCENTIVE PLAN FOR EXECUTIVE OFFICERS		10-K	10.34.1	333-172952	2/19/2014
10.41.1	2013 GLOBAL MANAGMENT INCENTIVE PLAN — BARKER		10-K	10.35.1	333-172952	2/19/2014

10.42.1	2014 REGIONAL MANAGEMENT INCENTIVE PLAN — NAVARRO	X
10.43.1	FORM 2015 GLOBAL MANAGEMENT INCENTIVE PLAN - ELT LEADER	X
10.44.1	FORM 2015 GLOBAL MANAGEMENT INCENTIVE PLAN - REGIONAL	X
10.45.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND DAGOBERTO QUINTANA		10-K	10.32	333-172952	2/20/2013
10.46.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND PATRICK TOLBERT		10-K	10.33	333-172952	2/20/2013
10.47.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND DONALD BERRYMAN		10-K	10.34	333-172952	2/20/2013
10.48.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND PEDRO LOZANO		10-K	10.35	333-172952	2/20/2013
10.49.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF NOVEMBER 1, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND DAVID L. BECKMAN, JR.		8-K	10.3	333-172952	11/1/2013
10.50.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND STEVE BARKER		10-K	10.41.1	333-172952	2/19/2014
10.51.1	FORM OF RESTRICTED STOCK GRANT PLAN AND AGREEMENT, DATED AS OF FEBRUARY 14, 2013, BETWEEN SITEL WORLDWIDE CORPORATION AND SEAN ERICKSON		10-K	10.42.1	333-172952	2/19/2014
12.1	COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES	X
21.1	SUBSIDIARIES OF SITEL WORLDWIDE CORPORATION	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X