Form 10-Q
period 2015-03-31
SITEL Worldwide Corp
filed 2015-05-06
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 900
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	April 30, 2015
Class A, $0.01 par value	38,350,089
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$7,074	$8,857
Accounts receivable (net of allowance for doubtful accounts of $1,287 and $2,562, respectively)	255,214	279,227
Prepaids and other current assets	59,615	56,711
Total current assets	321,903	344,795
Property and equipment, net	87,053	87,354
Goodwill	117,708	117,708
Other intangible assets, net	36,763	36,915
Deferred income taxes	26,979	28,951
Other noncurrent assets	31,427	33,946
Total assets	$621,833	$649,669
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$24,069	$22,300
Accrued payroll and benefits	78,559	75,037
Accrued liabilities and other	84,276	85,713
Income taxes payable	5,939	6,521
Current portion of long-term debt	15,499	—
Current portion of capital lease obligations	3,088	2,952
Total current liabilities	211,430	192,523
Long-term debt	711,534	746,016
Capital lease obligations	2,835	3,272
Deferred income taxes	5,812	5,919
Other noncurrent liabilities	41,468	42,654
Total liabilities	973,079	990,384

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	March 31, 2015	December 31, 2014
Commitments and contingencies (see Note 9)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at March 31, 2015 and December 31, 2014	77,230	75,103
Series C, $0.01 par value; 28,881 shares issued and outstanding at March 31, 2015 and December 31, 2014	72,229	69,273
Series D, $0.01 par value; 75,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	84,880	81,869
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at March 31, 2015 and December 31, 2014	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 41,799,467 shares (including 9,060,858 restricted shares) and 41,766,222 shares (including 9,060,858 restricted shares) issued at March 31, 2015 and December 31, 2014, respectively; 38,256,844 shares and 38,223,599 shares outstanding at March 31, 2015 and December 31, 2014, respectively	328	327
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at March 31, 2015 and December 31, 2014	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at March 31, 2015 and December 31, 2014	68	68
Additional paid-in capital	326,578	334,657
Accumulated deficit	(844,739)	(836,750)
Accumulated other comprehensive loss, net of tax	(59,744)	(57,186)
Treasury shares, at cost	(11,623)	(11,623)
Total stockholders’ deficit	(585,585)	(566,960)
Total liabilities and stockholders’ deficit	$621,833	$649,669
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$354,593	$350,479
Operating expenses
Costs of services*	239,439	236,930
Selling, general, and administrative expenses*	83,336	91,930
Depreciation and amortization of property and equipment	9,017	8,412
Amortization of intangible assets	67	523
Restructuring and exit charges	343	3,272
Loss (gain) on foreign currency transactions	6,825	(410)
Other (income) expense, net	(129)	134
Operating income	15,695	9,688
Interest and other financing costs, net	21,620	21,566
Loss before income taxes	(5,925)	(11,878)
Income tax provision	2,064	6,938
Net loss	(7,989)	(18,816)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $0	(3,827)	652
Unrealized gain on derivative valuation, net of tax expense (benefit) of $380 and $(3,418), respectively	1,249	4,426
Change related to pension liability, net of tax of $0	20	35
Total other comprehensive (loss) income	(2,558)	5,113
Comprehensive loss	$(10,547)	$(13,703)
* Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

-- Schedule 1 --

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2014	41,766,222	88,281,647	6,751,263	$327	$882	$68	$334,657	$(836,750)	$(500,816)
Non-cash stock granted	33,245	—	—	1	—	—	15	—	16
Preferred B, C, and D stock accretion and BCF	—	—	—	—	—	—	(8,094)	—	(8,094)
Net loss	—	—	—	—	—	—	—	(7,989)	(7,989)
Balances at March 31, 2015	41,799,467	88,281,647	6,751,263	$328	$882	$68	$326,578	$(844,739)	$(516,883)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

-- Schedule 2 --

		Accumulated Other Comprehensive Loss
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/ Other	Unrealized Gain on Derivatives Valuation	Subsidiary Exchangeable Stock	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2014	$(500,816)	$(48,458)	$(2,612)	$(6,116)	$2,665	10,269,896	$(11,623)	$(566,960)
Non-cash stock granted	16	—	—	—	—	—	—	16
Preferred B, C, and D stock accretion and BCF	(8,094)	—	—	—	—	—	—	(8,094)
Change related to pension liability, net of tax of $0	—	—	20	—	—	—	—	20
Unrealized gain on derivative, net of tax expense of $380	—	—	—	1,249	—	—	—	1,249
Net loss	(7,989)	—	—	—	—	—	—	(7,989)
Foreign currency translation adjustment, net of tax of $0	—	(3,827)	—	—	—	—	—	(3,827)
Balances at March 31, 2015	$(516,883)	$(52,285)	$(2,592)	$(4,867)	$2,665	10,269,896	$(11,623)	$(585,585)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(7,989)	$(18,816)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	9,084	8,935
Deferred income taxes	(435)	6,048
Non-cash derivative activity	(548)	1,491
Amortization of debt issue costs and original issue discount	1,355	1,266
Amortization of deferred training revenue, net of costs	(2,235)	(59)
Other non-cash items, net	231	167
Change in book overdrafts	(1,343)	(101)
Changes in operating assets and liabilities, net	28,339	(9,737)
Net cash provided by (used in) operating activities	26,459	(10,806)
Cash flows from investing activities
Purchases of property and equipment	(9,940)	(8,911)
Proceeds from disposition of property and equipment	5	1,108
Net cash used in investing activities	(9,935)	(7,803)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	(146,037)	(109,991)
Proceeds from long-term debt	129,410	133,395
Payment of interest rate swap, net	(901)	(905)
Payments of debt issue costs	—	(719)
Net cash (used in) provided by financing activities	(17,528)	21,780
Effect of exchange rate on cash and cash equivalents	(779)	(32)
Net change in cash and cash equivalents	(1,783)	3,139
Cash and cash equivalents:
Beginning of period	8,857	7,366
End of period	$7,074	$10,505
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

1.	Overview and Basis of Presentation
Overview
SITEL Worldwide Corporation, including consolidated subsidiaries ("we," "our," “Sitel," or “the Company”), is a majority-owned subsidiary of Onex Corporation ("Onex") and is one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, interactive voice response ("IVR"), and social media channels. We serve a broad range of industry end–markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, Internet service providers, insurance, public sector, and healthcare.
We are organized geographically and have two reporting segments: (1) "Americas," which refers to North America, Latin America, and Asia Pacific; and (2) "EMEA," which refers to Europe, the Middle East, and Africa. Each reporting segment performs substantially the same services for clients.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The December 31, 2014 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 18, 2015. The Company’s interim Condensed Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Recent Accounting Pronouncements
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Cost (Subtopic 835-30)", which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The core principle of the guidance is that prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). Having different balance sheet presentation requirements created unnecessary complexity and the new guidance seeks to simplify the presentation. The amendments in ASU 2015-03 are effective for annual and interim reporting periods beginning after December 15, 2015. Early application is permitted for financial statements that

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

have not been previously issued. The amendments should be applied retrospectively to each prior reporting period presented. At March 31, 2015 the company had $6,965 of unamortized debt issuance cost recognized in long term assets.
There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.
Out of Period Adjustments
During the three months ended March 31, 2014, we identified prior period accounting errors related to an understated accrued liability and the overstatement of certain deposits. The errors were not material to prior years' financial statements or to the 2014 results. Therefore, we recorded the error corrections in the same quarter they were identified, which increased Loss before income taxes and Net loss by approximately $961 and $625 respectively for the quarter ended March 31, 2014.

2.	Property and Equipment
The composition of Property and equipment is as follows:

	March 31, 2015	December 31, 2014
Land	$3,554	$3,554
Buildings and improvements	26,270	26,353
Leasehold improvements	70,219	71,087
Computer software	49,622	50,376
Equipment	180,270	183,897
Furniture and fixtures	30,571	30,951
Total original cost	360,506	366,218
Less: Accumulated depreciation	(281,569)	(282,635)
Net, excluding construction in progress	78,937	83,583
Construction in progress	8,116	3,771
Property and equipment, net	$87,053	$87,354
Depreciation expense was $9,017 for the three months ended March 31, 2015, compared to $8,412 for the same period in 2014.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

3.	Goodwill and Other Intangible Assets
The carrying amount of Goodwill did not change during the three months ended March 31, 2015.
The following table presents our Other intangible assets as of March 31, 2015:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$90,643	$(89,818)	$(86)	$739
Trademark and trade name (indefinite lived)	40,200	(4,176)	—	36,024
	$130,843	$(93,994)	$(86)	$36,763
The following table presents our Other intangible assets as of December 31, 2014:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$90,643	$(89,751)	$(1)	$891
Trademark and trade name (indefinite lived)	40,200	(4,176)	—	36,024
	$130,843	$(93,927)	$(1)	$36,915
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $67 for the three months ended March 31, 2015. Amortization expense for the same period of 2014 was $523. Amortization is estimated to be approximately $274 for the year ended December 31, 2015.

4.	Restructuring and Exit Activities
We evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Restructuring expense during the three months ended March 31, 2015 for activities initiated in 2015 was $198, of which $165 related to severance costs and $33 related to facility exit costs. For these activities, the remaining severance-related accrual of $22 is expected to be paid during the remainder of 2015.
Restructuring expense during the three months ended March 31, 2015 for activities initiated prior to 2015 was $145, of which $55 related to severance costs and $90 related to facility exit costs. For these activities, the remaining severance-related accrual of $776 is expected to be paid by the end of 2015, and the remaining accrual for facility exit costs of $1,436 is expected to be paid during the remainder of 2015 through the year 2016 as the related leases expire. Total expected expenses during the remainder of 2015 relating to restructuring activities already initiated as of March 31, 2015 are $1,131.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activities initiated in 2015 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2014	$—	$—	$—
Costs accrued (offset was to expense)	165	21	186
Cash payments	(144)	(21)	(165)
Foreign exchange and other	1	—	1
March 31, 2015	$22	$—	$22
Current portion of restructuring included in Accrued liabilities and other	$22	$—	$22
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$—	$—

Activity not reflected within the restructuring liability:
Costs expensed	$—	$12	$12
Foreign exchange and other	$—	$(12)	$(12)
Restructuring expense during the three months ended March 31, 2015 for activities initiated in 2015 was $89 for EMEA and $109 for the Americas, respectively.
The liability for restructuring activities initiated in 2014 and prior years consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2014	$1,266	$2,214	$3,480
Costs accrued (offset was to expense)	6	90	96
Cash payments	(399)	(772)	(1,171)
Foreign exchange and other	(97)	(96)	(193)
March 31, 2015	$776	$1,436	$2,212
Current portion of restructuring included in Accrued liabilities and other	$776	$1,261	$2,037
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$175	$175

Activity not reflected within the restructuring liability:
Costs expensed	$49	$—	$49
Foreign exchange and other	$(49)	$—	$(49)
Restructuring expense during the three months ended March 31, 2015 for activities initiated in 2014 and prior years was $216 for EMEA. We recorded a net reversal of restructuring charges of $71 for the Americas during the three months ended March 31, 2015. As of March 31, 2015, cumulative restructuring costs related to such activities are $17,805, of which $14,429 relates to EMEA and $3,376 relates to the Americas.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

5.	Long-Term Debt
The composition of Long-term debt is as follows:

	March 31, 2015	December 31, 2014
Senior Notes	$296,273	$296,018
Senior Secured Notes	195,839	195,458
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	13,900	31,700
Canadian revolver	1,599	—
Term Loans:
U.S. dollar term loan	177,973	177,973
Euro term loan	24,009	26,657
British pound sterling term loan	17,440	18,210
Total debt	727,033	746,016
Less: Debt maturing within one year	(15,499)	—
Total long-term debt	$711,534	$746,016
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
The Revolvers mature on January 30, 2016. A commitment fee is payable quarterly at 1.00% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 7.25%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 6.25%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 7.25%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 6.25%. At March 31, 2015 and December 31, 2014, we had $43,082 and $27,568 available under the Revolvers and had outstanding letters of credit of $1,947 and $1,982.
Borrowings under the Senior Secured Credit Facility are collateralized by interests granted on a substantial portion of our worldwide assets and are guaranteed by certain subsidiary guarantors.
The Senior Secured Credit Facility also contains customary affirmative and negative covenants such as restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates. Under the Senior Secured Credit Facility, we are required to comply with certain financial covenants on a quarterly and annual basis. During the first quarter of 2014, we executed the sixth amendment to our Senior Secured Credit Facility (the "Sixth Amendment"), which decreased the Minimum Interest Coverage Ratio and increased the maximum permitted Senior Secured Leverage Ratio, effective the first quarter of 2014. We paid debt issuance and other financing costs of $1,492 during the first quarter of 2014 related to the Sixth Amendment, of which $719 were deferred and recorded in Other noncurrent assets to be amortized over the remaining term of the facility.
Future maturities of the Company's outstanding Long-term debt as of March 31, 2015 are summarized as follows:

2015	$—
2016	15,499
2017	419,422
2018	300,000
2019	—
2020 and thereafter	—
Total debt payments	734,921
Less amount representing unamortized debt discount	(7,888)
Total debt balance at March 31, 2015	$727,033

6.	Redeemable Preferred Stock
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Series B, C, and D Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of our Board of Directors, accounting guidance requires that we account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. We have determined that the value is immaterial as of March 31, 2015 and December 31, 2014, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series D Preferred Stock
On May 8, 2014, we authorized the issuance of 125,000 shares of Series D Preferred Stock. At March 31, 2015 and December 31, 2014, the number of shares of Series D Preferred Stock issued and outstanding was 75,000.
The liquidation value of the Series D Preferred Stock, including accrued dividends payable, at March 31, 2015 of $84,880 and at December 31, 2014 of $81,869, is net of deferred financing costs of $143 and $154, respectively. Holders of the Series D Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At March 31, 2015 and December 31, 2014, the number of shares of Series C Preferred Stock issued and outstanding was 28,881.
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
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at March 31, 2015 of $72,229 is net of deferred financing costs of $126 and the BCF of $1,295. The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at December 31, 2014 of $69,273 is net of deferred financing costs of $135 and the BCF of $1,395. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.
Series B Preferred Stock
On April 3, 2008, we authorized the issuance of 125,000 shares of Series B Preferred Stock. At March 31, 2015 and December 31, 2014, the number of shares of Series B Preferred Stock issued and outstanding was 39,947.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at March 31, 2015 of $77,230 and at December 31, 2014 of $75,103, is net of deferred financing costs of $191 and $206, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

7.	Income Taxes
The effective tax rate of (34.8)% for the three months ended March 31, 2015 differs from the effective tax rate of (58.4)% for the same period of 2014 primarily due to a benefit recorded for changes in the intra-period allocation to continuing operations of $380 during three months ended March 31, 2015 compared to tax expense of $3,418 recorded in the same period

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

of 2014, and noncash tax expense of $554 related to tax controversy activity in foreign jurisdictions recorded in the three months ended March 31, 2014.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). Through the first quarter of 2015, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $380 against Other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on the 2015 portfolio of foreign currency hedges that are designated as accounting hedges and an offsetting non-cash income tax benefit of $380 in continuing operations.
Our gross unrecognized tax benefits (excluding interest and penalties) decreased from $28,207 at December 31, 2014 to $27,295 at March 31, 2015, primarily resulting from currency translation adjustments. There was a cash payment of $113 associated with an audit settlement in a foreign jurisdiction. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $27,566. We believe that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $174 as a result of statute expirations or final resolution.

8.	Employee Benefits and Compensation
We have defined benefit pension plans covering certain employees outside of the United States. These plans are administered by a third party and include limited activity. The components of the net pension liability of $6,518 at March 31, 2015 and $6,728 at December 31, 2014 are included in Other noncurrent liabilities. Net periodic pension cost consisted of the following:

	Three Months Ended March 31,
	2015	2014
Service cost	$209	$171
Interest cost	107	121
Expected return on plan assets	(69)	(83)
Past service costs	44	37
Amortization of actuarial gains and losses and other	9	(2)
Net periodic pension cost	$300	$244
We also sponsor various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans were $404 in the three months ended March 31, 2015. Expenses related to these plans in the same period of 2014 were $368.

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
In October 2013, India’s Provident Fund ("PF") issued a summons to Sitel India pursuant to the Employees' Provident Fund and Miscellaneous Provisions Act, 1952 (“PF Act”) stating that Sitel India had improperly remitted PF payments for a period of 2006 to present. The PF Act provides that both the employer and employee make a 12.0% contribution on basic wage, excluding certain allowances, capped at a basic wage of INR 6,500. Sitel India responded to the summons. In August 2014, the PF Commissioner issued an order assessing Sitel India approximately $2,420 plus penalties and interest based on its conclusion that Sitel’s salary structure resulted in an under-contribution to the PF Fund as a result of excluding certain special allowances from “basic wages” for the period 2006 forward. The PF audited Sitel’s contributions in 2008, under the same salary structure, and found no violations. If the excluded allowances are reclassified as basic wages then the basic wage would exceed INR 6,500/month cap on PF contributions and there would be a PF contribution shortfall (the difference between Sitel’s basic wage and INR 6,500/month cap for PF contribution). In September 2014, Sitel India filed an appeal and the

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

appeals tribunal stayed enforcement of the PF Order and directed Sitel India to deposit 25.0% of the amount of the PF Order as an appeal deposit within thirty days. Sitel made that deposit as required by the order. The March 23, 2015 hearing was postponed indefinitely due to a vacancy on the appeals tribunal. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of the loss, if any. No liability has been recorded as of March 31, 2015 or December 31, 2014.
During 2011, the French tax authorities assessed SITEL France approximately €7,900 (equivalent to approximately $8,650 as of March 31, 2015) for the periods from 2007 to July 2010 for input value added taxes related to its performance of intermediary insurance services for the sale of insurance products on behalf of its insurance clients. During December 2013, the French tax authorities reduced the assessment to approximately €1,247 (equivalent to approximately $1,370 as of March 31, 2015). On January 6, 2014, the Company paid the assessment to perfect its rights in the event litigation is necessary to resolve the matter. As of March 31, 2015 and December 31, 2014, we have accrued a portion of the assessment within Selling, general, and administrative expenses ("SG&A") equal to our estimated obligation under this matter.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,110 as of March 31, 2015) for a period extending from 2004 to October 2008. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the assessment, which at the time totaled R$7,700 due to increases in interest and penalties. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No liability related to this matter was recorded as of March 31, 2015 and December 31, 2014.

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
Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of March 31, 2015, our forward contracts all mature within the next twelve months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

value of this interest rate swap is classified as part of Accrued liabilities and other of $3,257 and $3,292 and as Other noncurrent liabilities of $1,611 and $1,680 as of March 31, 2015 and December 31, 2014, respectively.
For the three months ended March 31, 2015, we recorded losses of $901 for settled interest payments, compared to losses of $905 for the three months ended March 31, 2014. Additionally, there was a non-cash mark-to-market valuation increase in the liability of $797 and $181 for the three months ended March 31, 2014 and 2015, respectively. These amounts are reflected in Interest and other financing costs, net.
Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$1,715	$1,108	Accrued liabilities and other	$2,691	$3,539
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—
Total		$1,715	$1,108		$2,691	$3,539
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$3,257	$3,292
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	1,611	1,680
Foreign exchange contracts	Prepaids and other current assets	1,039	469	Accrued liabilities and other	1,344	1,851
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—
Total		$1,039	$469		$6,212	$6,823
Total derivatives		$2,754	$1,577		$8,903	$10,362

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) or Gain Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Foreign exchange contracts	$1,716	$(991)	COS and SG&A	$87	$(1,999)
Total	$1,716	$(991)		$87	$(1,999)
For the three months ended March 31, 2015 we recorded gains of $52, compared to losses of $1,199 for the same period in 2014 to Cost of services. For the three months ended March 31, 2015, we recorded gains of $35, compared to losses of $800 for the same period in 2014 to SG&A for the effective portion of settled hedge contracts. We expect unrealized losses of $976 will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and SG&A over the next twelve months. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2015.
For the three months ended March 31, 2015 we realized $0 on the ineffective portion of our derivative instruments related to foreign currency transactions, compared to gains of $3 for the same period in 2014.

Derivatives Not Designated as Hedging Instruments	Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized in Income on Derivative
		Three Months Ended March 31,
		2015	2014
Foreign exchange contracts	COS and SG&A	$658	$23
Foreign exchange contracts	Foreign currency transactions	(396)	238
Total		$262	$261
For the three months ended March 31, 2015, we recorded gains of $395, compared to gains of $14 for the same period in 2014 to Cost of services for derivatives not designated as hedging contracts. For the three months ended March 31, 2015, we recorded gains of $263, compared to gains of $9 for the same period in 2014 to SG&A for derivatives not designated as hedging contracts.
Current Contracts
At March 31, 2015, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	138,838

11.	Fair Value Measurements
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $727,033 and $746,016 at March 31, 2015 and December 31, 2014, respectively. The estimated fair value of such debt was $714,000 and $676,000 at March 31, 2015 and December 31, 2014, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
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
The following tables summarize the value of financial instruments by the pricing levels defined above as of March 31, 2015 and December 31, 2014. There were no transfers between pricing levels for the three month period ended March 31, 2015.

	Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$2,754	$—	$2,754	$—
Total	$2,754	$—	$2,754	$—
Liabilities
Foreign currency forward contracts	$4,035	$—	$4,035	$—
Interest rate derivative instrument	4,868	—	4,868	—
Total	$8,903	$—	$8,903	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,577	$—	$1,577	$—
Total	$1,577	$—	$1,577	$—
Liabilities
Foreign currency forward contracts	$5,390	$—	$5,390	$—
Interest rate derivative instrument	4,972	—	4,972	—
Total	$10,362	$—	$10,362	$—
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
We estimate the fair values of Goodwill and other indefinite-lived intangibles utilizing multiple measurement techniques performed. The estimation is primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because our equity does not have an active trading market. Other unobservable inputs used in these valuations include management's cash flow projections and estimated terminal growth rates. The valuation of indefinite-lived intangible assets also includes an unobservable input for royalty rate, which is based on rates used by comparable industries. We then use a public company model (which uses peer group valuation metrics) to confirm the measurement.
No impairment charges related to Goodwill and Other intangible assets were recorded during the three months ended March 31, 2015 and 2014.
Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. No impairment charges related to long-lived assets were recorded during the three months ended March 31, 2015 and March 31, 2014.

12.	Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Three Months Ended March 31, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(6,116)	$(2,612)	$(48,458)	$(57,186)
Other comprehensive income (loss) before reclassifications, net of tax expense of $380, $0, $0, and $380, respectively	1,336	(33)	(3,827)	(2,524)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0	(87)	53	—	(34)
Net current-period other comprehensive income (loss)	1,249	20	(3,827)	(2,558)
Ending balance	$(4,867)	$(2,592)	$(52,285)	$(59,744)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended March 31, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(12,325)	$(1,632)	$(40,007)	$(53,964)
Other comprehensive (loss) income before reclassifications, net of tax expense of $381, $0, $0, and $381, respectively	(1,372)	—	652	(720)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $3,799, $0, $0, and $3,799, respectively	5,798	35	—	5,833
Net current-period other comprehensive income	4,426	35	652	5,113
Ending balance	$(7,899)	$(1,597)	$(39,355)	$(48,851)
(a) Amounts in parentheses indicate debits to Accumulated other comprehensive loss.

Reclassifications out of Accumulated Other Comprehensive Loss (a)

For the Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$52	COS
	35	SG&A
	87	Total before tax
	—	Tax (expense) or benefit
	$87	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(44)	SG&A
Actuarial gains	(9)	SG&A
	(53)	Total before tax
	—	Tax (expense) or benefit
	$(53)	Net of tax

Total reclassifications for the period	$34	Net of tax

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

For the Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(1,199)	COS
	(800)	SG&A
	(1,999)	Total before tax
	(3,799)	Tax (expense) or benefit
	$(5,798)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(37)	SG&A
Actuarial gains	2	SG&A
	(35)	Total before tax
	—	Tax (expense) or benefit
	$(35)	Net of tax

Total reclassifications for the period	$(5,833)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss.

13.	Operating Segment and Geographical Information
Our two reportable segments, Americas and EMEA, are organized by geographic operating units. The segment information presented below reflects the internal management reporting that the chief operating decision maker ("CODM") uses to evaluate segment performance and allocate resources, which is solely based on segment revenues, gross margin (segment revenues less segment cost of sales), segment SG&A expense, and the segment operating results as calculated below.
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
We have modified previously reported SG&A for the three months ended March 31, 2014 to exclude the net operating results of a certain site that was closed during the second quarter of 2014.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Information about the Company’s reportable segments is as follows:

	Three Months Ended March 31,
	2015	2014
Americas
Revenues	$216,798	$210,827
Gross margin	79,897	76,152
SG&A	44,981	48,109
Segment operating results	$34,916	$28,043
GM%	36.9%	36.1%
SG&A%	20.7%	22.8%
Op Results%	16.1%	13.3%

	Three Months Ended March 31,
	2015	2014
EMEA
Revenues	$137,794	$139,630
Gross margin	34,969	37,024
SG&A	26,913	31,321
Segment operating results	$8,056	$5,703
GM%	25.4%	26.5%
SG&A%	19.5%	22.4%
Op Results%	5.8%	4.1%

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	Three Months Ended March 31,
	2015	2014
Segment operating results:
Americas	$34,916	$28,043
EMEA	8,056	5,703
Total	42,972	33,746

Corporate and other(1)	11,154	12,127
Depreciation and amortization	9,084	8,935
Restructuring and exit charges	343	3,272
Other operating expense (income)(2)	6,696	(276)
Operating income	15,695	9,688
Interest and other financing costs, net	21,620	21,566
Loss before income taxes	$(5,925)	$(11,878)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Condensed Consolidated Statements of Comprehensive Loss for Loss (gain) on foreign currency transactions and Other (income) expense, net.

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
March 31, 2015
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$216	$6,858	$—	$7,074
Accounts receivable (net of allowance for doubtful accounts)	—	—	116,372	138,842	—	255,214
Prepaids and other current assets	283,242	540	280,057	349,683	(853,907)	59,615
Total current assets	283,242	540	396,645	495,383	(853,907)	321,903
Property and equipment, net	35	—	42,161	44,857	—	87,053
Goodwill	—	—	16,690	101,018	—	117,708
Other intangible assets, net	—	—	16,104	20,659	—	36,763
Deferred income taxes	—	—	750	26,229	—	26,979
Investments in affiliates	(503,716)	553,623	194,383	—	(244,290)	—
Other noncurrent assets	1,578	91,455	39,410	22,770	(123,786)	31,427
Total assets	$(218,861)	$645,618	$706,143	$710,916	$(1,221,983)	$621,833
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$540	$—	$9,591	$13,938	$—	$24,069
Accrued payroll and benefits	—	—	17,858	60,701	—	78,559
Accrued liabilities and other	131,682	479,593	109,455	217,453	(853,907)	84,276
Income taxes payable	163	—	233	5,543	—	5,939
Current portion of long-term debt	—	13,900	—	1,599	—	15,499
Current portion of capital lease obligations	—	—	2,850	238	—	3,088
Total current liabilities	132,385	493,493	139,987	299,472	(853,907)	211,430
Long-term debt	—	670,085	—	41,449	—	711,534
Capital lease obligations	—	—	2,706	129	—	2,835
Deferred income taxes	—	—	—	5,812	—	5,812
Other noncurrent liabilities	—	1,611	9,827	153,816	(123,786)	41,468
Total liabilities	132,385	1,165,189	152,520	500,678	(977,693)	973,079
Series B PIK preferred stock	77,230	—	—	—	—	77,230
Series C PIK preferred stock, net of beneficial conversion feature	72,229	—	—	—	—	72,229
Series D PIK preferred stock	84,880	—	—	—	—	84,880
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,278	—	536	168,965	(169,501)	1,278
Additional paid-in capital	326,578	105,786	668,880	309,794	(1,084,460)	326,578
Accumulated deficit	(844,739)	(567,423)	(59,891)	(270,692)	898,006	(844,739)
Accumulated other comprehensive (loss) income, net of tax	(59,744)	(57,934)	(55,902)	2,171	111,665	(59,744)
Treasury shares, at cost	(11,623)	—	—	—	—	(11,623)
Total stockholders' (deficit) equity	(585,585)	(519,571)	553,623	210,238	(244,290)	(585,585)
Total liabilities and stockholders' (deficit) equity	$(218,861)	$645,618	$706,143	$710,916	$(1,221,983)	$621,833

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
December 31, 2014
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
Liabilities and Stockholders' (Deficit) Equity
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
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended March 31, 2015
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$117,121	$237,472	$—	$354,593
Operating expenses
Costs of services*	—	—	73,157	166,282	—	239,439
Selling, general, and administrative expenses*	4,931	40	23,346	55,019	—	83,336
Depreciation and amortization of property and equipment	5	—	3,984	5,028	—	9,017
Amortization of intangible assets	—	—	—	67	—	67
Restructuring and exit charges	—	—	73	270	—	343
(Gain) loss on foreign currency transactions	(620)	1,297	(1,132)	7,280	—	6,825
Other, net	—	—	—	(129)	—	(129)
Operating (loss) income	(4,316)	(1,337)	17,693	3,655	—	15,695
Interest and other financing costs, net	7	19,544	1,523	546	—	21,620
Equity in earnings of subsidiaries	3,666	(16,681)	(501)	—	13,516	—
(Loss) income before income taxes	(7,989)	(4,200)	16,671	3,109	(13,516)	(5,925)
Income tax (benefit) provision	—	—	(10)	2,074	—	2,064
Net (loss) income	(7,989)	(4,200)	16,681	1,035	(13,516)	(7,989)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(3,827)	(2,414)	(1,643)	190	3,867	(3,827)
Unrealized gain on derivative valuation, net of tax expense of $380	1,249	1,249	1,249	743	(3,241)	1,249
Change related to pension liability, net of tax of $0	20	20	20	20	(60)	20
Comprehensive (loss) income	$(10,547)	$(5,345)	$16,307	$1,988	$(12,950)	$(10,547)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended March 31, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$108,958	$241,521	$—	$350,479
Operating expenses
Costs of services*	—	—	70,335	166,595	—	236,930
Selling, general, and administrative expenses*	8,326	38	23,823	59,743	—	91,930
Depreciation and amortization of property and equipment	87	—	2,969	5,356	—	8,412
Amortization of intangible assets	—	—	—	523	—	523
Restructuring and exit charges	—	—	185	3,087	—	3,272
Loss (gain) on foreign currency transactions	100	100	(1,464)	854	—	(410)
Other, net	—	—	102	32	—	134
Operating (loss) income	(8,513)	(138)	13,008	5,331	—	9,688
Interest and other financing costs, net	—	19,428	1,358	780	—	21,566
Equity in earnings of subsidiaries	8,215	(10,856)	(2,735)	—	5,376	—
(Loss) income before income taxes	(16,728)	(8,710)	14,385	4,551	(5,376)	(11,878)
Income tax provision (benefit)	2,088	—	3,529	1,321	—	6,938
Net (loss) income	(18,816)	(8,710)	10,856	3,230	(5,376)	(18,816)
Other comprehensive loss
Foreign currency translation adjustments, net of tax of $0	652	1,478	1,478	658	(3,614)	652
Unrealized loss on derivative valuation, net of tax (benefit) of $(3,418)	4,426	4,423	4,423	191	(9,037)	4,426
Change related to pension liability, net of tax of $0	35	35	35	35	(105)	35
Comprehensive (loss) income	$(13,703)	$(2,774)	$16,792	$4,114	$(18,132)	$(13,703)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(7,989)	$(4,200)	$16,681	$1,035	$(13,516)	$(7,989)
Undistributed equity in earnings of subsidiaries	3,666	(16,681)	(501)	—	13,516	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	5	—	3,984	5,095	—	9,084
Deferred income taxes	—	—	(380)	(55)	—	(435)
Non-cash derivative activity	—	893	(914)	(527)	—	(548)
Amortization of debt issue costs and original issue discount	—	1,316	—	39	—	1,355
Other non-cash items, net	(28)	—	(1,616)	(360)	—	(2,004)
Change in book overdrafts	—	—	—	(1,343)	—	(1,343)
Changes in operating assets and liabilities, net	4,346	37,373	(13,312)	(68)	—	28,339
Net cash (used in) provided by operating activities	—	18,701	3,942	3,816	—	26,459
Cash flows from investing activities
Purchases of property and equipment	—	—	(4,378)	(5,562)	—	(9,940)
Proceeds from disposition of property and equipment	—	—	1,099	(1,094)	—	5
Net cash used in investing activities	—	—	(3,279)	(6,656)	—	(9,935)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(134,500)	(734)	(10,803)	—	(146,037)
Proceeds from long-term debt	—	116,700	—	12,710	—	129,410
Payment of interest rate swap, net	—	(901)	—	—	—	(901)
Net cash provided by (used in) financing activities	—	(18,701)	(734)	1,907	—	(17,528)
Effect of exchange rate on cash and cash equivalents	—	—	—	(779)	—	(779)
Net change in cash and cash equivalents	—	—	(71)	(1,712)	—	(1,783)
Cash and cash equivalents
Beginning of period	—	—	287	8,570	—	8,857
End of period	$—	$—	$216	$6,858	$—	$7,074

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(18,816)	$(8,710)	$10,856	$3,230	$(5,376)	$(18,816)
Undistributed equity in earnings of subsidiaries	8,215	(10,856)	(2,735)	—	5,376	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	87	—	2,969	5,879	—	8,935
Deferred income taxes	1,980	—	3,418	650	—	6,048
Non-cash derivative activity	—	(746)	1,808	429	—	1,491
Amortization of debt issue costs and original issue discount	—	1,231	—	35	—	1,266
Other non-cash items, net	58	—	247	(197)	—	108
Change in book overdrafts	—	89	(2,501)	2,311	—	(101)
Changes in operating assets and liabilities, net	8,481	8,361	(12,560)	(14,019)	—	(9,737)
Net cash (used in) provided by operating activities	5	(10,631)	1,502	(1,682)	—	(10,806)
Cash flows from investing activities
Purchases of property and equipment	(5)	—	(1,917)	(6,989)	—	(8,911)
Proceeds from disposition of property and equipment	—	—	1,099	9	—	1,108
Net cash used in investing activities	(5)	—	(818)	(6,980)	—	(7,803)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(109,590)	(295)	(106)	—	(109,991)
Proceeds from long-term debt	—	125,970	95	7,330	—	133,395
Payment of interest rate swap, net	—	(905)	—	—	—	(905)
Payments of debt issue costs	—	(719)	—	—	—	(719)
Net cash (used in) provided by financing activities	—	14,756	(200)	7,224	—	21,780
Effect of exchange rate on cash and cash equivalents	—	643	(620)	(55)	—	(32)
Net change in cash and cash equivalents	—	4,768	(136)	(1,493)	—	3,139
Cash and cash equivalents
Beginning of period	—	—	136	7,230	—	7,366
End of period	$—	$4,768	$—	$5,737	$—	$10,505

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Overview
We are one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, IVR, and social media channels. We serve a broad range of industry end–markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, Internet service providers, insurance, public sector, and healthcare. Sitel maintains global standards of excellence providing service through 108 customer experience centers and other facilities located in 21 countries and supporting client customers located in 62 countries across North America, South America, Europe, Africa and Asia Pacific in 40 languages. We have approximately 59,000 employees, with approximately 41,400 employees in the Americas and approximately 17,600 in EMEA. Home-based agents complement our global network of facilities and provide rapidly scalable services and access to unique skill sets, making Sitel a pioneer in customer experience innovation.
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
Forward-Looking Statements
This report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on the beliefs and assumptions of our management regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements discuss potential risks and uncertainties; therefore, our actual future results could be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date they were made. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the SEC. See the discussion in the “Risk Factors” and “Caution Concerning Forward-Looking Statements” sections of the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2015. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled “Risk Factors” included in such Annual Report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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
We have used methodologies that are consistent from year to year in all material respects. For details concerning these critical accounting policies and estimates, please refer to the audited Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2015. Any deviation from these policies or estimates could have a material impact on our Condensed Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
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

	Three Months Ended March 31,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2015	2014
Statement of Operations Data:
Revenues:
Americas	$216,798	$210,827	$5,971	2.8%	5.2%	$(4,973)
EMEA	137,794	139,630	(1,836)	(1.3)%	17.2%	(25,840)
Other	1	22	(21)	na	na	1
Total revenues	354,593	350,479	4,114	1.2%	10.0%	(30,812)
Operating expenses:
Costs of services:
Americas	136,901	134,675	2,226	1.7%	5.7%	(5,509)
EMEA	102,825	102,606	219	0.2%	18.8%	(19,095)
Other	(287)	(351)	64	18.2%	13.1%	18
Total costs of services	239,439	236,930	2,509	1.1%	11.4%	(24,586)
Selling, general and administrative expenses:
Americas	44,981	48,109	(3,128)	(6.5)%	(1.7)%	(2,326)
EMEA	26,913	31,321	(4,408)	(14.1)%	0.1%	(4,442)
Other	11,442	12,500	(1,058)	(8.5)%	(6.6)%	(238)
Total selling, general and administrative expenses	83,336	91,930	(8,594)	(9.3)%	(1.7)%	(7,006)
Depreciation and amortization of property and equipment	9,017	8,412	605	7.2%	na	na
Amortization of intangible assets	67	523	(456)	(87.2)%	na	na
Restructuring and exit charges	343	3,272	(2,929)	(89.5)%	na	na
Loss (gain) on foreign currency transactions	6,825	(410)	7,235	1,764.6%	na	na
Other (income) expense, net	(129)	134	(263)	(196.3)%	na	na
Operating income	15,695	9,688	6,007	62.0%	na	na
Interest and other financing costs, net	21,620	21,566	54	0.3%	na	na
Loss before income taxes	(5,925)	(11,878)	5,953	50.1%	na	na
Income tax provision	2,064	6,938	(4,874)	(70.3)%	na	na
Net loss	$(7,989)	$(18,816)	$10,827	57.5%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $354,593 for the three months ended March 31, 2015, an increase of $4,114, compared to $350,479 for the three months ended March 31, 2014. Excluding the $30,812 impact of foreign exchange translation, Revenues increased $34,926 in the first quarter of 2015, compared to the first quarter of 2014. Revenues increased in the first quarter of 2015 (excluding the impact of foreign exchange translation) primarily due to new business of $32,200 with $19,600 attributable to EMEA and $12,600 attributable to the Americas. In addition, revenue from existing client campaigns increased $20,300 of which $10,300 related to EMEA and $10,000 related to the Americas. These increases were partially offset by $17,600 of attrition, of which $11,900 related to the Americas and $5,700 related to EMEA.
Costs of Services
Costs of services were $239,439 for the three months ended March 31, 2015, an increase of $2,509, compared to $236,930 for the three months ended March 31, 2014. Excluding the impact of foreign exchange translation of $24,586, Costs of services increased $27,095 during the three months ended March 31, 2015, as compared to the same period of 2014. Excluding the impact of foreign exchange translation of $6,226, gross margin increased $7,831 during the three months ended March 31, 2015, as compared to the same period of 2014. The increase in cost of services and gross margin is primarily due to the aforementioned increase in revenues.
SG&A
SG&A expenses were $83,336 for the three months ended March 31, 2015, a decrease of $8,594, compared to $91,930 for the three months ended March 31, 2014. Excluding the impact of foreign currency translation of $7,006, SG&A decreased $1,588 during the three months ended March 31, 2015, compared to the same period of 2014. The decrease was primarily related to continued SG&A initiatives around employee and other site expenses.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $9,017 for the three months ended March 31, 2015, an increase of $605 or 7.2%, as compared to $8,412 for the three months ended March 31, 2014. The increase was primarily related to new assets being placed in service during the last quarter of 2014 in addition to increases in capital expenditures throughout 2014.
Amortization of Intangible Assets
Amortization of intangible assets was $67 for the three months ended March 31, 2015, compared to $523 for the three months ended March 31, 2014. The decrease is due to the customer relationship intangibles becoming fully amortized during the first quarter of 2014, offset by the purchase of additional intangibles in the last quarter of 2014.
Restructuring and Exit Charges
We evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges were $343 for the three months ended March 31, 2015, a decrease of $2,929, as compared to $3,272 for the three months ended March 31, 2014. Restructuring charges for the first quarter of 2015 included severance costs of $220 and site closure costs of $123, which are primarily ongoing lease and other contractual obligations.
During the three months ended March 31, 2015, 226 positions were eliminated, resulting in total restructuring charges of $198 and estimated annualized savings of $342. The remaining accrual for severance-related activities initiated in 2015 of $22 is expected to be paid during the remainder of 2015.
In the first quarter of 2015, we recognized expense of $145 relating to restructuring activities that were initiated in 2014 and prior years. These activities are expected to be completed by the end of 2016 as the related leases expire. The remaining

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

accrual for severance-related activities of $776 is expected to be paid by the end of 2015, and the remaining accrual for facility exit costs of $1,436 is expected to be paid during the remainder of 2015 through 2016 as the related leases expire.
Loss (Gain) on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $6,825 for the three months ended March 31, 2015, compared to a gain of $410 for the three months ended March 31, 2014. The variance is attributable to foreign currency rate fluctuations, primarily related to the strengthening of the U.S. dollar and the British pound sterling against the Euro.
Interest and Other Financing Costs, Net
Interest and other financing costs were $21,620 for the three months ended March 31, 2015, an increase of $54, compared to $21,566 for the three months ended March 31, 2014. The increase was primarily attributable to the mark-to-market changes in the interest rate swap, offset by a decrease in debt issuance costs for the three months ended March 31, 2015.
Income Tax Provision
The provision for income taxes was $2,064 for the three months ended March 31, 2015, compared to a provision of $6,938 for the three months ended March 31, 2014. The decrease in tax expense resulted primarily from a benefit recorded for changes in the intra-period allocation to continuing operations of $380 during the three months ended March 31, 2015 compared to tax expense of $3,418 recorded in the same period of 2014, and noncash tax expense of $554 related to tax controversy activity in foreign jurisdictions recorded in the three months ended March 31, 2014.
Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. It is not anticipated that the Company will release any remaining portion of valuation allowances with respect to these operations during 2015.
Client Concentration
Our ten largest clients represented approximately 36.0% of our revenues for the three months ended March 31, 2015, as compared to 36.6% for the comparable period in 2014. No client accounted for more than 10% of our total revenues during these periods.
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
We believe that cash generated from operations, existing cash balances, and borrowings under our Senior Secured Credit Facility or other financing arrangements will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled debt payments. Our Revolvers mature in January 2016. As of March 31, 2015, we had outstanding borrowings of $15,499 under our Revolvers which provide for aggregate borrowings of up to $61,250 less $1,947 of letters of credit outstanding and $722 for movement in the USD/CAD foreign exchange rate during the quarter for a total availability of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

$43,082. We intend to restructure or refinance the Revolvers prior to their maturity. The refinancing of the Revolvers is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms.
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
Cash Flows
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Three Months Ended March 31,		(Decrease) to
			Net Cash Flow
	2015	2014	Amount
Cash provided by (used in):
Operating activities	$26,459	$(10,806)	$37,265
Investing activities	(9,935)	(7,803)	2,132
Financing activities	(17,528)	21,780	(39,308)
Operating Activities.    Cash provided by operations was $26,459 during the three months ended March 31, 2015, compared to cash used in operations of $10,806 during the three months ended March 31, 2014. The $37,265 increase compared to the same period in 2014 was driven by a decrease in Net loss, as well as an increase in cash from the changes in working capital as a result of a decrease in Accounts receivable. The decrease in Accounts receivable was due to the timing of cash receipts in the current quarter as compared to the prior year.
Investing Activities.    Cash used in investing activities was $9,935 during the three months ended March 31, 2015 compared to $7,803 during the comparable period in 2014. The $2,132 increase was primarily due to increases in capital expenditures during the three months ended March 31, 2015.
Financing Activities.    Cash used in financing activities was $17,528 during the three months ended March 31, 2015, compared to a source of cash of $21,780 during the same period in 2014. The $39,308 decrease was primarily due to pay-downs on our Revolver balance as a result of cash provided by operations for three months ended March 31, 2015, compared to borrowings as a result of cash used in operations during the same period of 2014.
Cash Position, Working Capital and Indebtedness
As of March 31, 2015, our total Cash and cash equivalents were $7,074 and we had total indebtedness of $732,956. Working capital was $110,473 at March 31, 2015, compared to $152,272 at December 31, 2014, while adjusted working capital (defined as current assets (excluding Cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts)) was $119,645 at March 31, 2015, compared to $145,176 at December 31, 2014, a decrease of $25,531. Adjusted working capital is a non-GAAP measure. See "Non-GAAP Measures" for a reconciliation of this non-GAAP measure.

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
As of March 31, 2015, we had an aggregate of $234,921 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $219,422 of Term Loans and $15,499 of Revolvers. Our Term Loans consisted of $177,973 outstanding on the U.S. term loan, $24,009 outstanding on the Euro term loan, and $17,440 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,947 as of that date. As of March 31, 2015, we had $43,082 available for additional borrowings under our Revolvers.
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
Fifth Amendment
In April 2012, we entered into the fifth amendment to the Senior Secured Credit Facility (the "Fifth Amendment") which allowed for the issuance and sale of the Senior Secured Notes, modified our Senior Secured Leverage Ratio covenant and Minimum Interest Coverage Ratio covenant and changed the currency mix of our lenders' revolver commitments to consist only of U.S. dollar and Canadian dollar amounts and terminated the British pound sterling revolver commitment. During the second quarter of 2012, a portion of the proceeds received from the issuance of the Senior Secured Notes were used to prepay the outstanding balances on the non-extended term loans, which were due in January 2014.
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
For the three months ended March 31, 2015, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 9.13%. The weighted average rate on the Revolvers was 9.00% for the same period. Specified interest rates for the Euro term loan and British pound sterling term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of March 31, 2015. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout the next twelve months.
Off-Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At March 31, 2015, the future lease commitments relating to our operating leases were $109,457. We utilize standby letters of credit to support workers’ compensation policy requirements, performance obligations, tax obligations, and certain operating leases. These obligations will expire at various dates through January 2016, and are renewed as required. The outstanding commitment on these obligations at March 31, 2015 was $1,947.
Non-GAAP Measures
We use Adjusted working capital and Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation as non-GAAP measures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The computation of Adjusted working capital is as follows:

	March 31, 2015	December 31, 2014
Working capital (a)	$110,473	$152,272
Adjustments:
Cash and cash equivalents	(7,074)	(8,857)
Restricted cash	(3,966)	(4,159)
Current portion of long-term debt	15,499	—
Current portion of capital lease obligations	3,088	2,952
Book overdrafts	1,625	2,968
Total adjustments	9,172	(7,096)
Adjusted working capital	$119,645	$145,176
(a) Defined as current assets less current liabilities from the Condensed Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance.
The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

	Three Months Ended March 31,
	2015	2014	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$354,593	$350,479	$4,114	1.2%	10.0%	$(30,812)	$34,926
Total costs of services	239,439	236,930	2,509	1.1%	11.4%	(24,586)	27,095
Total SG&A	83,336	91,930	(8,594)	(9.3)%	(1.7)%	(7,006)	(1,588)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2015. As of March 31, 2015, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 31, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 9 “Commitments and Contingencies” to the accompanying unaudited interim Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
For a detailed discussion of the risks and uncertainties associated with our business see “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2015. There have been no material changes to these risk factors since that report.
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
SITEL Worldwide Corporation

Date:	May 6, 2015	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)