Form 10-Q
period 2015-06-30
SITEL Worldwide Corp
filed 2015-08-05
CIK 1414078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-172952

SITEL WORLDWIDE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1556476
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3102 West End Avenue
Two American Center, Suite 900
Nashville, Tennessee	37203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 301-7100

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
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Outstanding
Class	July 31, 2015
Class A, $0.01 par value	38,320,089
Class B, $0.01 par value	88,281,647
Class C, $0.01 par value	23,990

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of U.S. dollars)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$7,507	$8,857
Accounts receivable (net of allowance for doubtful accounts of $1,813 and $2,562, respectively)	253,979	279,227
Prepaids and other current assets	58,056	56,711
Total current assets	319,542	344,795
Property and equipment, net	88,977	87,354
Goodwill	117,707	117,708
Other intangible assets, net	36,737	36,915
Deferred income taxes	27,260	28,951
Other noncurrent assets	33,267	33,946
Total assets	$623,490	$649,669
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$24,437	$22,300
Accrued payroll and benefits	80,537	75,037
Accrued liabilities and other	74,886	85,713
Income taxes payable	4,316	6,521
Current portion of long-term debt	29,147	—
Current portion of capital lease obligations	3,324	2,952
Total current liabilities	216,647	192,523
Long-term debt	714,272	746,016
Capital lease obligations	2,690	3,272
Deferred income taxes	5,938	5,919
Other noncurrent liabilities	43,289	42,654
Total liabilities	982,836	990,384

SITEL Worldwide Corporation
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	June 30, 2015	December 31, 2014
Commitments and contingencies (see Note 9)
Redeemable preferred stock, 20,000,000 convertible shares authorized, issuable in series:
Series B, $0.01 par value; 39,947 shares issued and outstanding at June 30, 2015 and December 31, 2014	79,441	75,103
Series C, $0.01 par value; 28,881 shares issued and outstanding at June 30, 2015 and December 31, 2014	75,172	69,273
Series D, $0.01 par value; 75,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	88,332	81,869
Stockholders’ deficit
Subsidiary exchangeable preferred stock, no par value; 1,713,321 shares authorized, issued, and outstanding at June 30, 2015 and December 31, 2014	2,665	2,665
Common stock, 361,000,000 shares authorized; 225,000,000 Class A shares, 128,500,000 Class B convertible shares, and 7,500,000 Class C shares
Class A, $0.01 par value; 41,862,712 shares (including 9,090,858 restricted shares) and 41,766,222 shares (including 9,060,858 restricted shares) issued at June 30, 2015 and December 31, 2014, respectively; 38,320,089 shares and 38,223,599 shares outstanding at June 30, 2015 and December 31, 2014, respectively	328	327
Class B, $0.01 par value; convertible into Class A common stock on 1:1 basis; 88,281,647 shares issued and outstanding at June 30, 2015 and December 31, 2014	882	882
Class C, $0.01 par value; 6,751,263 shares issued and 23,990 shares outstanding at June 30, 2015 and December 31, 2014	68	68
Additional paid-in capital	317,988	334,657
Accumulated deficit	(850,931)	(836,750)
Accumulated other comprehensive loss, net of tax	(61,668)	(57,186)
Treasury shares, at cost	(11,623)	(11,623)
Total stockholders’ deficit	(602,291)	(566,960)
Total liabilities and stockholders’ deficit	$623,490	$649,669
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$343,330	$348,747	$697,923	$699,226
Operating expenses
Costs of services*	231,787	237,180	471,226	474,110
Selling, general, and administrative expenses*	87,112	87,424	170,448	179,354
Depreciation and amortization of property and equipment	8,814	8,548	17,831	16,960
Amortization of intangible assets	41	—	108	523
Restructuring and exit charges	1,002	12,532	1,345	15,804
(Gain) loss on foreign currency transactions	(1,500)	600	5,325	190
Other income, net	(234)	(145)	(363)	(11)
Operating income	16,308	2,608	32,003	12,296
Interest and other financing costs, net	21,094	21,423	42,714	42,989
Loss before income taxes	(4,786)	(18,815)	(10,711)	(30,693)
Income tax provision	1,406	2,817	3,470	9,755
Net loss	(6,192)	(21,632)	(14,181)	(40,448)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $0	(2)	2,761	(3,829)	3,413
Unrealized (loss) gain on derivative valuation, net of tax expense (benefit) of $247, $1,265, $627, and $(2,153), respectively	(1,974)	1,483	(725)	5,909
Change related to pension liability, net of tax of $0	52	37	72	72
Total other comprehensive (loss) income	(1,924)	4,281	(4,482)	9,394
Comprehensive loss	$(8,116)	$(17,351)	$(18,663)	$(31,054)
* Exclusive of Depreciation and amortization of property and equipment
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 1
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

-- Schedule 1 --

	Shares Issued			Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Deficit	Subtotal
Balances at December 31, 2014	41,766,222	88,281,647	6,751,263	$327	$882	$68	$334,657	$(836,750)	$(500,816)
Restricted shares granted	100,000	—	—	—	—	—	—	—	—
Restricted shares forfeited	(70,000)	—	—	—	—	—	—	—	—
Non-cash stock granted	66,490	—	—	1	—	—	31	—	32
Preferred B, C, and D stock accretion and BCF	—	—	—	—	—	—	(16,700)	—	(16,700)
Net loss	—	—	—	—	—	—	—	(14,181)	(14,181)
Balances at June 30, 2015	41,862,712	88,281,647	6,751,263	$328	$882	$68	$317,988	$(850,931)	$(531,665)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Changes in Stockholders' Deficit - Schedule 2
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

-- Schedule 2 --

		Accumulated Other Comprehensive Loss
	Totals from Schedule 1	Foreign Currency Translation	Defined Benefit Pension/ Other	Unrealized Loss on Derivatives Valuation	Subsidiary Exchangeable Stock	Treasury Stock Shares	Treasury Stock Capital	Total
Balances at December 31, 2014	$(500,816)	$(48,458)	$(2,612)	$(6,116)	$2,665	10,269,896	$(11,623)	$(566,960)
Non-cash stock granted	32	—	—	—	—	—	—	32
Preferred B, C, and D stock accretion and BCF	(16,700)	—	—	—	—	—	—	(16,700)
Change related to pension liability, net of tax of $0	—	—	72	—	—	—	—	72
Unrealized loss on derivative, net of tax expense of $627	—	—	—	(725)	—	—	—	(725)
Net loss	(14,181)	—	—	—	—	—	—	(14,181)
Foreign currency translation adjustment, net of tax of $0	—	(3,829)	—	—	—	—	—	(3,829)
Balances at June 30, 2015	$(531,665)	$(52,287)	$(2,540)	$(6,841)	$2,665	10,269,896	$(11,623)	$(602,291)
See accompanying Notes to Condensed Consolidated Financial Statements.

SITEL Worldwide Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands of U.S. dollars)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(14,181)	$(40,448)
Adjustments to reconcile Net loss to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	17,939	17,483
Deferred income taxes	(271)	4,697
Non-cash derivative activity	759	3,836
Amortization of debt issue costs and original issue discount	2,795	2,625
Amortization of deferred training revenue, net of costs	(5,897)	(779)
Other non-cash items, net	259	194
Change in book overdrafts	(1,889)	(3,138)
Changes in operating assets and liabilities, net	22,942	(5,075)
Net cash provided by (used in) operating activities	22,456	(20,605)
Cash flows from investing activities
Purchases of property and equipment	(18,705)	(16,747)
Proceeds from disposition of property and equipment	322	1,208
Net cash used in investing activities	(18,383)	(15,539)
Cash flows from financing activities
Proceeds from issuance of Series D Preferred Stock, net	—	74,820
Payments on long-term debt and capital lease obligations	(280,493)	(239,875)
Proceeds from long-term debt	276,826	220,701
Payment of interest rate swap, net	(1,803)	(1,826)
Payments of debt issue costs	—	(719)
Net cash (used in) provided by financing activities	(5,470)	53,101
Effect of exchange rate on cash and cash equivalents	47	(272)
Net change in cash and cash equivalents	(1,350)	16,685
Cash and cash equivalents:
Beginning of period	8,857	7,366
End of period	$7,507	$24,051
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
Merger Transaction Agreement
On July 10, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Groupe Acticall S.A. (“Purchaser”), Saturn Merger Sub Corporation, a wholly owned subsidiary of Purchaser (“Merger Sub”), and Onex American Holdings Subco LLC. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), whereupon the separate existence of Merger Sub will cease and the Company will be the surviving corporation and an indirect wholly owned subsidiary of Purchaser. Under the Merger Agreement, the Company will be acquired for an aggregate purchase price based on a total enterprise value of approximately $830,000, subject to adjustment as set forth in the Merger Agreement. Approximately $775,000 of this will be used to pay off outstanding indebtedness and expenses of the Company and its subsidiaries in connection with the closing of the Merger. The transaction is expected to close during the third quarter of 2015 and is subject to certain customary closing conditions. The Merger Agreement contains certain termination rights for each of the Company and Purchaser, including the right of each party to terminate the Merger Agreement if the Merger has not been consummated by November 30, 2015.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which applies to customer contracts for the transfer of goods or services or nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 were originally effective for annual and interim reporting periods beginning after December 15, 2016. However, on July 9, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The FASB decided,

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. Early application is not permitted. The amendments should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. If an entity elects the transition method, it should provide additional disclosures in the reporting periods that include the date of initial application of the amount by which each financial statement line item is affected in the current reporting period compared to the guidance that was in effect before the change. In addition, an explanation of the reasons for significant changes are required in the disclosure. The Company is currently evaluating the effect of ASU 2014-09 on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Cost (Subtopic 835-30)", which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The core principle of the guidance is that prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). Having different balance sheet presentation requirements created unnecessary complexity and the new guidance seeks to simplify the presentation. The amendments in ASU 2015-03 are effective for annual and interim reporting periods beginning after December 15, 2015. Early application is permitted for financial statements that have not been previously issued. The amendments should be applied retrospectively to each prior reporting period presented. At June 30, 2015 the company had $6,215 of unamortized debt issuance cost recognized in long term assets.
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

2.	Property and Equipment
The composition of Property and equipment is as follows:

	June 30, 2015	December 31, 2014
Land	$3,559	$3,554
Buildings and improvements	27,015	26,353
Leasehold improvements	71,789	71,087
Computer software	49,741	50,376
Equipment	183,559	183,897
Furniture and fixtures	31,071	30,951
Total original cost	366,734	366,218
Less: Accumulated depreciation	(290,906)	(282,635)
Net, excluding construction in progress	75,828	83,583
Construction in progress	13,149	3,771
Property and equipment, net	$88,977	$87,354
Depreciation expense was $8,814 and $17,831 for the three and six months ended June 30, 2015, compared to $8,548 and $16,960 for the same periods in 2014.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

3.	Goodwill and Other Intangible Assets
The carrying amount of Goodwill decreased $1 during the six months ended June 30, 2015, due to foreign currency translation.
The following table presents our Other intangible assets as of June 30, 2015:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$90,643	$(89,859)	$(71)	$713
Trademark and trade name (indefinite lived)	40,200	(4,176)	—	36,024
	$130,843	$(94,035)	$(71)	$36,737
The following table presents our Other intangible assets as of December 31, 2014:

	Gross Intangibles	Accumulated Amortization and Impairment Charges	Currency Translation Adjustment	Net Intangibles
Customer relationships	$90,643	$(89,751)	$(1)	$891
Trademark and trade name (indefinite lived)	40,200	(4,176)	—	36,024
	$130,843	$(93,927)	$(1)	$36,915
We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method. Intangible asset amortization expense was $41 and $108 for the three and six months ended June 30, 2015. Amortization expense for the same periods of 2014 was $0 and $523. Amortization is estimated to be approximately $274 for the year ended December 31, 2015.

4.	Restructuring and Exit Activities
We evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. Restructuring expense during the three months ended June 30, 2015 for activities initiated in 2015 was $597, of which $337 related to severance costs and $260 related to facility exit costs. Restructuring expense during the six months ended June 30, 2015 for activities initiated in 2015 was $795, of which $502 related to severance costs and $293 related to facility exit costs. For these activities, the remaining severance-related accrual of $179 is expected to be paid during the remainder of 2015, and the remaining accrual for facility exit costs of $129 is expected to be paid during the remainder of 2015 through the year 2016 as the related leases expire.
Restructuring expense during the three months ended June 30, 2015 for activities initiated prior to 2015 was $405, of which $268 related to severance costs and $137 related to facility exit costs. Restructuring expense during the six months ended June 30, 2015 for activities initiated prior to 2015 was $550, of which $323 related to severance costs and $227 related to facility exit costs. For these activities, the remaining severance-related accrual of $602 is expected to be paid by the end of 2015, and the remaining accrual for facility exit costs of $1,262 is expected to be paid during the remainder of 2015 through the year 2016 as the related leases expire. Total expected expenses during the remainder of 2015 relating to restructuring activities already initiated as of June 30, 2015 are $690.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The liability for restructuring activities initiated in 2015 consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2014	$—	$—	$—
Costs accrued (offset was to expense)	497	281	778
Cash payments	(320)	(140)	(460)
Foreign exchange and other	2	(12)	(10)
June 30, 2015	$179	$129	$308
Current portion of restructuring included in Accrued liabilities and other	$179	$129	$308
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$—	$—

Activity not reflected within the restructuring liability:
Costs expensed	$5	$12	$17
Foreign exchange and other	$—	$(12)	$(12)
Cash payments	$(5)	$—	$(5)
Restructuring expense during the three and six months ended June 30, 2015 for activities initiated in 2015 was $492 and $581 for EMEA and $105 and $214 for the Americas, respectively.
The liability for restructuring activities initiated in 2014 and prior years consisted of the following:

		Facility
		Exit and
	Severance	Other	Total
December 31, 2014	$1,266	$2,214	$3,480
Costs accrued (offset was to expense)	178	227	405
Cash payments	(702)	(1,156)	(1,858)
Foreign exchange and other	(140)	(23)	(163)
June 30, 2015	$602	$1,262	$1,864
Current portion of restructuring included in Accrued liabilities and other	$602	$1,229	$1,831
Long-term portion of restructuring included in Other noncurrent liabilities	$—	$33	$33

Activity not reflected within the restructuring liability:
Costs expensed	$145	$—	$145
Foreign exchange and other	$(49)	$—	$(49)
Restructuring expense during the three and six months ended June 30, 2015 for activities initiated in 2014 and prior years was $155 and $371 for EMEA and $250 and $179 for the Americas, respectively. As of June 30, 2015, cumulative restructuring costs related to such activities are $18,210, of which $14,584 relates to EMEA and $3,626 relates to the Americas.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

5.	Long-Term Debt
The composition of Long-term debt is as follows:

	June 30, 2015	December 31, 2014
Senior Notes	$296,535	$296,018
Senior Secured Notes	196,231	195,458
Senior Secured Credit Facility:
Revolvers:
U.S. revolver	22,000	31,700
Canadian revolver	6,968	—
Term Loans:
U.S. dollar term loan	177,973	177,973
Euro term loan	24,539	26,657
British pound sterling term loan	18,450	18,210
Other	723	—
Total debt	743,419	746,016
Less: Debt maturing within one year	(29,147)	—
Total long-term debt	$714,272	$746,016
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
The Revolvers mature on January 30, 2016. A commitment fee is payable quarterly at 1.00% per annum of the undrawn portion of the Revolvers. Interest on the U.S. revolver is based, at our option, on LIBOR plus the applicable margin of 7.25%, or the higher of the federal funds rate plus 0.50% or the prime rate plus the applicable margin of 6.25%. Interest on the Canadian revolver is based, at our option, on the Canadian banker's acceptance rate (the "BA Rate") plus the applicable margin of 7.25%, or the higher of the one month BA Rate plus 0.75% or the Canadian prime rate plus the applicable margin of 6.25%. At June 30, 2015 and December 31, 2014, we had $30,857 and $27,568 available under the Revolvers and had outstanding letters of credit of $1,703 and $1,982.
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
Other Debt
During the quarter ended June 30, 2015, the Company entered into a vendor financing agreement in the amount of $808 related to leasehold improvements in the Philippines. The agreement bears interest at 10% and will be paid in monthly installments over a three-year period. Pursuant to the terms of the contract, the Company paid $85 of the principal during the three months ended June 30, 2015. As of June 30, 2015, $180 and $543 of this amount was recorded in Current portion of long-term debt and Long-term debt, respectively, on the accompanying Condensed Consolidated Balance Sheets.
Future maturities of the Company's outstanding Long-term debt as of June 30, 2015 are summarized as follows:

2015	$106
2016	29,196
2017	421,214
2018	300,137
2019	—
2020 and thereafter	—
Total debt payments	750,653
Less amount representing unamortized debt discount	(7,234)
Total debt balance at June 30, 2015	$743,419

6.	Redeemable Preferred Stock
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
The Series B, C, and D Preferred Stock contain an optional cash redemption call option that is only exercisable by the Company. Since Onex controls the majority of our Board of Directors, accounting guidance requires that we account for this as an in-substance put option, since it assumes that Onex could force the execution of the call option. The in-substance put option meets the qualifications of a derivative, requiring it to be separated from the host instrument and recorded as a liability at fair value, with subsequent changes in the fair value recorded to the income statement. We have determined that the value is immaterial as of June 30, 2015 and December 31, 2014, thus no adjustment to the carrying value of the stock has been recorded in relation to the in-substance put option.
Series D Preferred Stock
On May 8, 2014, we authorized the issuance of 125,000 shares of Series D Preferred Stock. On May 8, 2014, we executed a subscription agreement with Onex Clientlogic Holdings LLC to issue up to 75,000 shares of the Series D Preferred Stock at a rate of $1,000 per share. Pursuant to this offer, we received proceeds of $75,000 from Onex Clientlogic Holdings LLC and other existing shareholders during the second quarter of 2014. During the six months ended June 30, 2014, we incurred fees associated with the issuance of the Series D Preferred Stock totaling $180 related to a fairness opinion issued by a third party. These fees were deferred and recorded outside of permanent equity as a reduction of the related proceeds, to be accreted to Additional paid-in capital from the date of issuance to the stated redemption date. At June 30, 2015 and December 31, 2014, the number of shares of Series D Preferred Stock issued and outstanding was 75,000.
The liquidation value of the Series D Preferred Stock, including accrued dividends payable, at June 30, 2015 of $88,332 and at December 31, 2014 of $81,869, is net of deferred financing costs of $132 and $154, respectively. Holders of the Series D Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.
Series C Preferred Stock
On December 10, 2008, we authorized the issuance of 125,000 shares of Series C Preferred Stock. At June 30, 2015 and December 31, 2014, the number of shares of Series C Preferred Stock issued and outstanding was 28,881.
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
The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at June 30, 2015 of $75,172 is net of deferred financing costs of $116 and the BCF of $1,195. The liquidation value of the Series C Preferred Stock, including accrued dividends payable, at December 31, 2014 of $69,273 is net of deferred financing costs of $135 and the BCF of $1,395. Holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the rate of 16% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Series B Preferred Stock
On April 3, 2008, we authorized the issuance of 125,000 shares of Series B Preferred Stock. At June 30, 2015 and December 31, 2014, the number of shares of Series B Preferred Stock issued and outstanding was 39,947.
The liquidation value of the Series B Preferred Stock, including accrued dividends payable, at June 30, 2015 of $79,441 and at December 31, 2014 of $75,103, is net of deferred financing costs of $177 and $206, respectively. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 12% of the liquidation preference per share per annum, which accrue from inception and are payable at the mandatory redemption date or upon declaration by our Board of Directors.

7.	Income Taxes
The effective tax rate of (32.4)% for the six months ended June 30, 2015 differs from the effective tax rate of (31.8)% for the same period of 2014 primarily due to tax benefits resulting from changes in the intra-period allocation to continuing operations of $627 recorded during the six months ended June 30, 2015 compared to tax expense of $2,153 recorded in the same period of 2014, and noncash tax expense of $1,682 related to uncertain tax positions and tax audits recorded in the six months ended June 30, 2014.
We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). Through the second quarter of 2015, as a result of the Income Tax Allocation, we recorded a non-cash deferred income tax expense of $627 against Other comprehensive income as a result of year-to-date gains from mark-to-market fluctuations on the 2015 portfolio of foreign currency hedges that are designated as accounting hedges and an offsetting non-cash income tax benefit of $627 in continuing operations.
Our gross unrecognized tax benefits (excluding interest and penalties) decreased from $28,207 at December 31, 2014 to $27,839 at June 30, 2015, primarily resulting from currency translation adjustments. There was a cash payment of $113 associated with an audit settlement in a foreign jurisdiction during the first quarter of 2015. The total amount of unrecognized tax benefits (including interest and penalties) that would affect income tax expense, if ever recognized in the financial statements is $28,264. We believe that it is reasonably possible that within the next 12-month period, the amount of unrecognized tax benefits for certain foreign tax positions might be reduced by $172 as a result of statute expirations or final resolution.

8.	Employee Benefits and Compensation
We have defined benefit pension plans covering certain employees outside of the United States. These plans are administered by a third party and include limited activity. The components of the net pension liability of $6,697 at June 30, 2015 and $6,728 at December 31, 2014 are included in Other noncurrent liabilities. Net periodic pension cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$183	$170	$392	$341
Interest cost	107	113	214	234
Expected return on plan assets	(70)	(82)	(139)	(165)
Past service costs	43	39	87	76
Amortization of actuarial gains and losses and other	9	(2)	18	(4)
Net periodic pension cost	$272	$238	$572	$482
We also sponsor various employee retirement plans. In the United States, the Company sponsors a 401(k) savings plan that covers substantially all U.S. employees. In both Canada and Europe, the Company sponsors similar defined contribution plans. Expenses related to the defined contribution plans were $360 and $764 in the three and six months ended June 30, 2015. Expenses related to these plans in the same periods of 2014 were $448 and $816.

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
In October 2013, India’s Provident Fund ("PF") issued a summons to Sitel India pursuant to the Employees' Provident Fund and Miscellaneous Provisions Act, 1952 (“PF Act”) stating that Sitel India had improperly remitted PF payments for a period of 2006 to present. The PF Act provides that both the employer and employee make a 12.0% contribution on basic wage, excluding certain allowances, capped at a basic wage of INR 6,500. Sitel India responded to the summons. In August 2014, the PF Commissioner issued an order assessing Sitel India approximately $2,420 plus penalties and interest based on its conclusion that Sitel’s salary structure resulted in an under-contribution to the PF Fund as a result of excluding certain special allowances from “basic wages” for the period 2006 forward. The PF audited Sitel’s contributions in 2008, under the same salary structure, and found no violations. If the excluded allowances are reclassified as basic wages then the basic wage would exceed INR 6,500/month cap on PF contributions and there would be a PF contribution shortfall (the difference between Sitel’s basic wage and INR 6,500/month cap for PF contribution). In September 2014, Sitel India filed an appeal and the appeals tribunal stayed enforcement of the PF Order and directed Sitel India to deposit 25.0% of the amount of the PF Order as an appeal deposit within thirty days. Sitel made that deposit as required by the order. The March 23, 2015 hearing was postponed indefinitely due to a vacancy on the appeals tribunal. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of the loss, if any. No liability has been recorded as of June 30, 2015 or December 31, 2014.
During 2011, the French tax authorities assessed SITEL France approximately €7,900 (equivalent to approximately $8,840 as of June 30, 2015) for the periods from 2007 to July 2010 for input value added taxes related to its performance of intermediary insurance services for the sale of insurance products on behalf of its insurance clients. During December 2013, the French tax authorities reduced the assessment to approximately €1,247 (equivalent to approximately $1,390 as of June 30, 2015). On January 6, 2014, the Company paid the assessment to perfect its rights in the event litigation is necessary to resolve the matter. As of June 30, 2015 and December 31, 2014, we have accrued a portion of the assessment within Selling, general, and administrative expenses ("SG&A") equal to our estimated obligation under this matter.
In April 2008, the local Sao Paulo, Brazil tax authorities assessed our Brazilian subsidiary (“SITEL Brazil”) for the alleged non-payment of local sales taxes in the original amount of approximately R$3,500 (equivalent to approximately $1,140 as of June 30, 2015) for a period extending from 2004 to October 2008. The assessment relates to billings made to a domestic Brazilian client for which SITEL Brazil provided on site agent support at the client’s site located in Barueri City, Brazil. Local sales taxes on services provided in Brazil are assessed based on the actual location where services are rendered. SITEL Brazil paid local sales taxes to Barueri City, however the Sao Paulo tax authorities contend erroneously that the services were performed in Sao Paolo where SITEL Brazil maintains an office. SITEL Brazil appealed the original assessment and in March 2010, the tax authorities ruled against SITEL Brazil. In October 2010, SITEL Brazil received a formal demand to pay the assessment, which at the time totaled R$7,700 due to increases in interest and penalties. SITEL Brazil deposited R$7,700 with the tax authorities in December 2010 and filed its defense with the courts in January 2011. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. No liability related to this matter was recorded as of June 30, 2015 and December 31, 2014.

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Foreign Currency Exchange Rate Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar. Our subsidiaries generally use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenues for some of these foreign subsidiaries are derived from client contracts that are invoiced and collected in a different currency, principally in U.S. dollars, as well as other currencies such as Euro, British pound sterling, or Australian dollars. To hedge against the risk of fluctuations in our subsidiaries' functional currency, we have contracted with financial institutions to acquire (utilizing forward contracts) the functional currency of the foreign subsidiary at a fixed counterparty exchange rate at specific dates in the future. As of June 30, 2015, our forward contracts all mature within the next eighteen months.
Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes.
In connection with the Senior Secured Credit Facility dated January 30, 2007, we entered into an interest rate swap to convert $400,000 (reduced to $350,000 on March 31, 2009) of our floating rate debt into fixed rate debt. We elected not to designate this swap for hedge accounting treatment. On November 28, 2011 we amended the interest rate swap agreement to extend the term through December 31, 2016 and decreased the notional amount to $175,000 as of March 31, 2012. The fair value of this interest rate swap is classified as part of Accrued liabilities and other of $3,185 and $3,292 and as Other noncurrent liabilities of $1,072 and $1,680 as of June 30, 2015 and December 31, 2014, respectively.
For the three and six months ended June 30, 2015, we recorded losses of $902 and $1,803 for settled interest payments, compared to losses of $921 and $1,826 for the three and six months ended June 30, 2014. Additionally, there were non-cash mark-to-market valuation increases in the liability of $291 and $1,088 for the three and six months ended June 30, 2015, compared to increases of $743 and $924 for the same periods in 2014. These amounts are reflected in Interest and other financing costs, net.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Fair Values in the Condensed Consolidated Balance Sheets

	Derivative Assets			Derivative Liabilities
		June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaids and other current assets	$613	$1,108	Accrued liabilities and other	$2,843	$3,539
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	316	—
Total		$613	$1,108		$3,159	$3,539
Derivatives not designated as hedging instruments
Interest rate contract - ST	Prepaids and other current assets	$—	$—	Accrued liabilities and other	$3,185	$3,292
Interest rate contract - LT	Other noncurrent assets	—	—	Other noncurrent liabilities	1,072	1,680
Foreign exchange contracts	Prepaids and other current assets	359	469	Accrued liabilities and other	1,160	1,851
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	131	—
Total		$359	$469		$5,548	$6,823
Total derivatives		$972	$1,577		$8,707	$10,362

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Loss

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) or Gain Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014
Foreign exchange contracts	$(2,137)	$1,256	COS and SG&A	$(410)	$(1,492)
Total	$(2,137)	$1,256		$(410)	$(1,492)

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) or Gain Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Foreign exchange contracts	$(421)	$265	COS and SG&A	$(323)	$(3,491)
Total	$(421)	$265		$(323)	$(3,491)
For the three and six months ended June 30, 2015 we recorded losses of $246 and $194, respectively, compared to losses of $895 and $2,094, respectively, for the same periods in 2014 to Cost of services. For the three and six months ended June 30, 2015, we recorded losses of $164 and $129, respectively, compared to losses of $597 and $1,397 for the same periods in 2014 to SG&A for the effective portion of settled hedge contracts. We expect unrealized losses of $2,172 will be reclassified from Accumulated other comprehensive loss (“AOCL”) to Cost of services and SG&A over the next twelve months. However, this amount and other future reclassifications from AOCL will fluctuate with movements in the underlying market price of the forward contracts. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2015.
For the three and six months ended June 30, 2015 we recognized gains on foreign currency transactions related to the ineffective portion of the derivative instruments of $0 and $0, respectively, compared to gains of $0 and $3, respectively, for the same periods in 2014.

Derivatives Not Designated as Hedging Instruments	Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized in Income on Derivative		Amount of (Loss) or Gain Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Foreign exchange contracts	COS and SG&A	$(650)	$200	$8	$223
Foreign exchange contracts	Foreign currency transactions	(241)	963	(637)	1,201
Total		$(891)	$1,163	$(629)	$1,424
For the three and six months ended June 30, 2015, we recorded losses of $390 and gains of $5, respectively, compared to gains of $120 and $134, respectively, for the same periods in 2014 to Cost of services for derivatives not designated as hedging contracts. For the three and six months ended June 30, 2015, we recorded losses of $260 and gains of $3, respectively, compared to gains of $80 and $89, respectively, for the same periods in 2014 to SG&A for derivatives not designated as hedging contracts.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Current Contracts
At June 30, 2015, the Company had the following outstanding financial contracts that were entered to hedge foreign exchange and interest rate risk:

Derivatives in Cash Flow Relationship	Notional Amount
Interest rate contract	$175,000
Foreign exchange contracts	143,189

11.	Fair Value Measurements
The fair values of Cash and cash equivalents, short-term investments, trade receivables, and trade payables are valued as Level 1 items. The carrying value of these assets and liabilities approximates their fair value due to the short-term maturities. The terms of the Senior Secured Credit Facility, Senior Secured Notes, and Senior Notes include debt with variable and fixed interest rates, totaling $743,419 and $746,016 at June 30, 2015 and December 31, 2014, respectively. The estimated fair value of such debt was $717,000 and $676,000 at June 30, 2015 and December 31, 2014, respectively. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities which are considered Level 2 inputs. The fair value of debt with variable interest rates was also measured using Level 2 inputs. These inputs included good faith estimates of the market value for the particular debt instrument, which represent the amount an independent market participant would provide, based upon market observations and other factors relevant under the circumstances.
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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

The following tables summarize the value of financial instruments by the pricing levels defined above as of June 30, 2015 and December 31, 2014. There were no transfers between pricing levels for the six month period ended June 30, 2015.

	Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$972	$—	$972	$—
Total	$972	$—	$972	$—
Liabilities
Foreign currency forward contracts	$4,450	$—	$4,450	$—
Interest rate derivative instrument	4,257	—	4,257	—
Total	$8,707	$—	$8,707	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,577	$—	$1,577	$—
Total	$1,577	$—	$1,577	$—
Liabilities
Foreign currency forward contracts	$5,390	$—	$5,390	$—
Interest rate derivative instrument	4,972	—	4,972	—
Total	$10,362	$—	$10,362	$—
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
No impairment charges related to Goodwill and Other intangible assets were recorded during the three and six months ended June 30, 2015 and 2014.
Long-lived assets are measured at fair value on a non-recurring basis and are classified in Level 3 of the fair value hierarchy. The fair value is estimated utilizing unobservable inputs, including appraisals on real estate as well as evaluations of the marketability and potential relocation of other assets in similar condition and similar market areas. We analyze our long-lived assets on a quarterly basis for any triggering events that would cause us to perform an impairment test. No impairment charges related to long-lived assets were recorded during the three and six months ended June 30, 2015 and June 30, 2014.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

12.	Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component (a)

	For the Three Months Ended June 30, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(4,867)	$(2,592)	$(52,285)	$(59,744)
Other comprehensive loss before reclassifications, net of tax expense of $247, $0, $0, and $247, respectively	(2,384)	—	(2)	(2,386)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0	410	52	—	462
Net current-period other comprehensive (loss) income	(1,974)	52	(2)	(1,924)
Ending balance	$(6,841)	$(2,540)	$(52,287)	$(61,668)

	For the Three Months Ended June 30, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(7,899)	$(1,597)	$(39,355)	$(48,851)
Other comprehensive (loss) income before reclassifications, net of tax expense of $1,265, $0, $0, and $1,265, respectively	(9)	—	2,761	2,752
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0	1,492	37	—	1,529
Net current-period other comprehensive income	1,483	37	2,761	4,281
Ending balance	$(6,416)	$(1,560)	$(36,594)	$(44,570)

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

	For the Six Months Ended June 30, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(6,116)	$(2,612)	$(48,458)	$(57,186)
Other comprehensive loss before reclassifications, net of tax expense of $627, $0, $0, and $627, respectively	(1,048)	(33)	(3,829)	(4,910)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0	323	105	—	428
Net current-period other comprehensive (loss) income	(725)	72	(3,829)	(4,482)
Ending balance	$(6,841)	$(2,540)	$(52,287)	$(61,668)

	For the Six Months Ended June 30, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance	$(12,325)	$(1,632)	$(40,007)	$(53,964)
Other comprehensive (loss) income before reclassifications, net of tax expense of $1,646, $0, $0, and $1,646, respectively	(1,381)	—	3,413	2,032
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $3,799, $0, $0, and $3,799, respectively	7,290	72	—	7,362
Net current-period other comprehensive income	5,909	72	3,413	9,394
Ending balance	$(6,416)	$(1,560)	$(36,594)	$(44,570)
(a) Amounts in parentheses indicate debits to Accumulated other comprehensive loss.

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

For the Three Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(246)	COS
	(164)	SG&A
	(410)	Total before tax
	—	Tax (expense) or benefit
	$(410)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(43)	SG&A
Actuarial gains	(9)	SG&A
	(52)	Total before tax
	—	Tax (expense) or benefit
	$(52)	Net of tax

Total reclassifications for the period	$(462)	Net of tax

For the Three Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(895)	COS
	(597)	SG&A
	(1,492)	Total before tax
	—	Tax (expense) or benefit
	$(1,492)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(39)	SG&A
Actuarial gains	2	SG&A
	(37)	Total before tax
	—	Tax (expense) or benefit
	$(37)	Net of tax

Total reclassifications for the period	$(1,529)	Net of tax

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

For the Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(194)	COS
	(129)	SG&A
	(323)	Total before tax
	—	Tax (expense) or benefit
	$(323)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(87)	SG&A
Actuarial gains	(18)	SG&A
	(105)	Total before tax
	—	Tax (expense) or benefit
	$(105)	Net of tax

Total reclassifications for the period	$(428)	Net of tax

For the Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2,094)	COS
	(1,397)	SG&A
	(3,491)	Total before tax
	(3,799)	Tax (expense) or benefit
	$(7,290)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(76)	SG&A
Actuarial gains	4	SG&A
	(72)	Total before tax
	—	Tax (expense) or benefit
	$(72)	Net of tax

Total reclassifications for the period	$(7,362)	Net of tax
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
We have modified previously reported SG&A for the three and six months ended June 30, 2014 to exclude the net operating results of a certain site that was closed during the second quarter of 2014.
Information about the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas
Revenues	$214,084	$212,783	$430,882	$423,611
Gross margin	79,346	75,106	159,243	151,258
SG&A	46,961	47,894	91,943	96,003
Segment operating results	$32,385	$27,212	$67,300	$55,255
GM%	37.1%	35.3%	37.0%	35.7%
SG&A%	21.9%	22.5%	21.3%	22.7%
Op Results%	15.1%	12.8%	15.6%	13.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
EMEA
Revenues	$129,229	$135,937	$267,023	$275,567
Gross margin	32,739	36,129	67,709	73,153
SG&A	25,676	29,847	52,589	61,168
Segment operating results	$7,063	$6,282	$15,120	$11,985
GM%	25.3%	26.6%	25.4%	26.5%
SG&A%	19.9%	22.0%	19.7%	22.2%
Op Results%	5.5%	4.6%	5.7%	4.3%

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

Reconciliation of Segment operating results to consolidated Loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment operating results:
Americas	$32,385	$27,212	$67,300	$55,255
EMEA	7,063	6,282	15,120	11,985
Total	39,448	33,494	82,420	67,240

Corporate and other(1)	15,017	9,351	26,171	21,478
Depreciation and amortization	8,855	8,548	17,939	17,483
Restructuring and exit charges	1,002	12,532	1,345	15,804
Other operating expense (income)(2)	(1,734)	455	4,962	179
Operating income	16,308	2,608	32,003	12,296
Interest and other financing costs, net	21,094	21,423	42,714	42,989
Loss before income taxes	$(4,786)	$(18,815)	$(10,711)	$(30,693)
(1) Represents other operating income and expenses not allocated to segments for internal management reporting purposes, including certain corporate employee compensation, corporate overhead, stock-based compensation, and the net operating results of disposed subsidiaries, which are not material to segment operating results.
(2) Includes amounts from the Condensed Consolidated Statements of Comprehensive Loss for (Gain) loss on foreign currency transactions and Other (income) expense, net.

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Balance Sheet
June 30, 2015
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$4,289	$1,406	$1,812	$—	$7,507
Accounts receivable (net of allowance for doubtful accounts)	—	—	119,815	134,164	—	253,979
Prepaids and other current assets	274,832	227	299,004	373,572	(889,579)	58,056
Total current assets	274,832	4,516	420,225	509,548	(889,579)	319,542
Property and equipment, net	2	—	43,440	45,535	—	88,977
Goodwill	—	—	16,690	101,017	—	117,707
Other intangible assets, net	—	—	16,104	20,633	—	36,737
Deferred income taxes	—	—	750	26,510	—	27,260
Investments in affiliates	(504,873)	570,852	196,843	—	(262,822)	—
Other noncurrent assets	3,706	91,008	42,844	24,324	(128,615)	33,267
Total assets	$(226,333)	$666,376	$736,896	$727,567	$(1,281,016)	$623,490
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$481	$—	$8,346	$15,610	$—	$24,437
Accrued payroll and benefits	—	—	14,831	65,706	—	80,537
Accrued liabilities and other	132,532	494,042	127,007	210,884	(889,579)	74,886
Income taxes payable	—	—	9	4,307	—	4,316
Current portion of long-term debt	—	22,000	—	7,147	—	29,147
Current portion of capital lease obligations	—	—	2,865	459	—	3,324
Total current liabilities	133,013	516,042	153,058	304,113	(889,579)	216,647
Long-term debt	—	670,739	—	43,533	—	714,272
Capital lease obligations	—	—	2,172	518	—	2,690
Deferred income taxes	—	—	—	5,938	—	5,938
Other noncurrent liabilities	—	1,073	10,814	160,017	(128,615)	43,289
Total liabilities	133,013	1,187,854	166,044	514,119	(1,018,194)	982,836
Series B PIK preferred stock	79,441	—	—	—	—	79,441
Series C PIK preferred stock, net of beneficial conversion feature	75,172	—	—	—	—	75,172
Series D PIK preferred stock	88,332	—	—	—	—	88,332
Stockholders' (deficit) equity
Subsidiary exchangeable preferred stock	2,665	—	—	—	—	2,665
Common stock	1,278	—	536	168,965	(169,501)	1,278
Additional paid-in capital	317,988	105,786	668,880	309,794	(1,084,460)	317,988
Accumulated deficit	(850,931)	(567,180)	(40,354)	(263,545)	871,079	(850,931)
Accumulated other comprehensive (loss) income, net of tax	(61,668)	(60,084)	(58,210)	(1,766)	120,060	(61,668)
Treasury shares, at cost	(11,623)	—	—	—	—	(11,623)
Total stockholders' (deficit) equity	(602,291)	(521,478)	570,852	213,448	(262,822)	(602,291)
Total liabilities and stockholders' (deficit) equity	$(226,333)	$666,376	$736,896	$727,567	$(1,281,016)	$623,490

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
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended June 30, 2015
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$111,100	$232,230	$—	$343,330
Operating expenses
Costs of services*	—	—	70,147	161,640	—	231,787
Selling, general, and administrative expenses*	7,011	39	23,759	56,303	—	87,112
Depreciation and amortization of property and equipment	(38)	—	3,803	5,049	—	8,814
Amortization of intangible assets	—	—	—	41	—	41
Restructuring and exit charges	—	—	104	898	—	1,002
Loss (gain) on foreign currency transactions	75	65	(1,020)	(620)	—	(1,500)
Other, net	—	—	(200)	(34)	—	(234)
Operating (loss) income	(7,048)	(104)	14,507	8,953	—	16,308
Interest and other financing costs, net	—	19,189	1,477	428	—	21,094
Equity in earnings of subsidiaries	(856)	(19,536)	(6,535)	—	26,927	—
(Loss) income before income taxes	(6,192)	243	19,565	8,525	(26,927)	(4,786)
Income tax provision	—	—	29	1,377	—	1,406
Net (loss) income	(6,192)	243	19,536	7,148	(26,927)	(6,192)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(2)	(228)	(387)	(2,206)	2,821	(2)
Unrealized (loss) gain on derivative valuation, net of tax expense of $247	(1,974)	(1,974)	(1,974)	(1,783)	5,731	(1,974)
Change related to pension liability, net of tax benefit of $0	52	52	53	52	(157)	52
Comprehensive (loss) income	$(8,116)	$(1,907)	$17,228	$3,211	$(18,532)	$(8,116)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Six Months Ended June 30, 2015
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$228,221	$469,702	$—	$697,923
Operating expenses
Costs of services*	—	—	143,304	327,922	—	471,226
Selling, general, and administrative expenses*	11,942	79	47,105	111,322	—	170,448
Depreciation and amortization of property and equipment	(33)	—	7,787	10,077	—	17,831
Amortization of intangible assets	—	—	—	108	—	108
Restructuring and exit charges	—	—	177	1,168	—	1,345
(Gain) loss on foreign currency transactions	(545)	1,362	(2,152)	6,660	—	5,325
Other, net	—	—	(200)	(163)	—	(363)
Operating (loss) income	(11,364)	(1,441)	32,200	12,608	—	32,003
Interest and other financing costs, net	7	38,733	3,000	974	—	42,714
Equity in earnings of subsidiaries	2,810	(36,217)	(7,036)	—	40,443	—
(Loss) income before income taxes	(14,181)	(3,957)	36,236	11,634	(40,443)	(10,711)
Income tax provision	—	—	19	3,451	—	3,470
Net (loss) income	(14,181)	(3,957)	36,217	8,183	(40,443)	(14,181)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of $0	(3,829)	(2,642)	(2,030)	(2,016)	6,688	(3,829)
Unrealized (loss) gain on derivative valuation, net of tax expense of $627	(725)	(725)	(725)	(1,040)	2,490	(725)
Change related to pension liability, net of tax of $0	72	72	73	72	(217)	72
Comprehensive (loss) income	$(18,663)	$(7,252)	$33,535	$5,199	$(31,482)	$(18,663)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Three Months Ended June 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$101,914	$246,833	$—	$348,747
Operating expenses
Costs of services*	—	—	68,692	168,488	—	237,180
Selling, general, and administrative expenses*	4,379	40	22,520	60,485	—	87,424
Depreciation and amortization of property and equipment	61	—	2,877	5,610	—	8,548
Restructuring and exit charges	—	—	280	12,252	—	12,532
(Gain) loss on foreign currency transactions	(247)	(477)	(748)	2,072	—	600
Other, net	(5)	6	(71)	(75)	—	(145)
Operating (loss) income	(4,188)	431	8,364	(1,999)	—	2,608
Interest and other financing costs, net	—	19,063	1,408	952	—	21,423
Equity in earnings of subsidiaries	17,513	(554)	7,413	—	(24,372)	—
Loss before income taxes	(21,701)	(18,078)	(457)	(2,951)	24,372	(18,815)
Income tax (benefit) provision	(69)	—	(1,011)	3,897	—	2,817
Net (loss) income	(21,632)	(18,078)	554	(6,848)	24,372	(21,632)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $0	2,761	1,949	2,302	2,425	(6,676)	2,761
Unrealized gain (loss) on derivative valuation, net of tax expense of $1,265	1,483	1,486	1,486	(15)	(2,957)	1,483
Change related to pension liability, net of tax of $0	37	37	37	37	(111)	37
Comprehensive (loss) income	$(17,351)	$(14,606)	$4,379	$(4,401)	$14,628	$(17,351)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Comprehensive (Loss) Income
Six Months Ended June 30, 2014
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Revenues	$—	$—	$210,872	$488,354	$—	$699,226
Operating expenses
Costs of services*	—	—	139,027	335,083	—	474,110
Selling, general, and administrative expenses*	12,705	78	46,343	120,228	—	179,354
Depreciation and amortization of property and equipment	148	—	5,846	10,966	—	16,960
Amortization of intangible assets	—	—	—	523	—	523
Restructuring and exit charges	—	—	465	15,339	—	15,804
(Gain) loss on foreign currency transactions	(147)	(377)	(2,212)	2,926	—	190
Other, net	(5)	6	31	(43)	—	(11)
Operating (loss) income	(12,701)	293	21,372	3,332	—	12,296
Interest and other financing costs, net	—	38,491	2,766	1,732	—	42,989
Equity in earnings of subsidiaries	25,728	(11,410)	4,678	—	(18,996)	—
(Loss) income before income taxes	(38,429)	(26,788)	13,928	1,600	18,996	(30,693)
Income tax provision	2,019	—	2,518	5,218	—	9,755
Net (loss) income	(40,448)	(26,788)	11,410	(3,618)	18,996	(40,448)
Other comprehensive income
Foreign currency translation adjustments, net of tax of $0	3,413	3,427	3,780	3,083	(10,290)	3,413
Unrealized gain on derivative valuation, net of tax benefit of $2,153	5,909	5,909	5,909	176	(11,994)	5,909
Change related to pension liability, net of tax of $0	72	72	72	72	(216)	72
Comprehensive (loss) income	$(31,054)	$(17,380)	$21,171	$(287)	$(3,504)	$(31,054)
*Exclusive of Depreciation and amortization of property and equipment

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

SITEL Worldwide Corporation
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(in thousands of U.S. dollars)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities
Net (loss) income	$(14,181)	$(3,957)	$36,217	$8,183	$(40,443)	$(14,181)
Undistributed equity in earnings of subsidiaries	2,810	(36,217)	(7,036)	—	40,443	—
Adjustments to reconcile Net (loss) income to net cash flows relating to operating activities:
Depreciation and amortization (including intangible assets)	(33)	—	7,787	10,185	—	17,939
Deferred income taxes	—	—	(627)	356	—	(271)
Non-cash derivative activity	—	1,336	190	(767)	—	759
Amortization of debt issue costs and original issue discount	—	2,702	—	93	—	2,795
Other non-cash items, net	(32)	—	(915)	(4,691)	—	(5,638)
Change in book overdrafts	—	—	(473)	(1,416)	—	(1,889)
Changes in operating assets and liabilities, net	11,436	51,928	(23,582)	(16,840)	—	22,942
Net cash provided by (used in) operating activities	—	15,792	11,561	(4,897)	—	22,456
Cash flows from investing activities
Purchases of property and equipment	—	—	(9,268)	(9,437)	—	(18,705)
Proceeds from disposition of property and equipment	—	—	307	15	—	322
Net cash used in investing activities	—	—	(8,961)	(9,422)	—	(18,383)
Cash flows from financing activities
Payments on long-term debt and capital lease obligations	—	(256,700)	(1,481)	(22,312)	—	(280,493)
Proceeds from long-term debt	—	247,000	—	29,826	—	276,826
Payment of interest rate swap, net	—	(1,803)	—	—	—	(1,803)
Net cash (used in) provided by financing activities	—	(11,503)	(1,481)	7,514	—	(5,470)
Effect of exchange rate on cash and cash equivalents	—	—	—	47	—	47
Net change in cash and cash equivalents	—	4,289	1,119	(6,758)	—	(1,350)
Cash and cash equivalents
Beginning of period	—	—	287	8,570	—	8,857
End of period	$—	$4,289	$1,406	$1,812	$—	$7,507

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

SITEL Worldwide Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(in thousands of U.S. dollars, except share and per share data)

15.	Subsequent Event
On July 10, 2015, the Company entered into a Merger Agreement. See Note 1 for information regarding the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

Overview
We are one of the world's largest and most diversified providers of customer care outsourcing services. We offer our clients a wide array of services, including customer service, technical support, customer acquisition, retention and revenue generation services, and back office support. The majority of our customer care services are inbound and delivered telephonically, but we are increasingly asked to provide services through other communication channels, including email, online chat, IVR, and social media channels. We serve a broad range of industry end–markets, including financial services, technology, wireless, retail and consumer products, telecommunications, media and entertainment, energy and utilities, travel and transportation, Internet service providers, insurance, public sector, and healthcare. Sitel maintains global standards of excellence providing service through 108 customer experience centers and other facilities located in 21 countries and supporting client customers located in 62 countries across North America, South America, Europe, Africa and Asia Pacific in 40 languages. We have approximately 60,400 employees, with approximately 42,700 employees in the Americas and approximately 17,700 in EMEA. Home-based agents complement our global network of facilities and provide rapidly scalable services and access to unique skill sets, making Sitel a pioneer in customer experience innovation.
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
On July 10, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Groupe Acticall S.A. (“Purchaser”), Saturn Merger Sub Corporation, a wholly owned subsidiary of Purchaser (“Merger Sub”), and Onex American Holdings Subco LLC. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), whereupon the separate existence of Merger Sub will cease and the Company will be the surviving corporation and an indirect wholly owned subsidiary of Purchaser. Under the Merger Agreement, the Company will be acquired for an aggregate purchase price based on a total enterprise value of approximately $830,000, subject to adjustment as set forth in the Merger Agreement. Approximately $775,000 of this will be used to pay off outstanding indebtedness and expenses of the Company and its subsidiaries in connection with the closing of the Merger. The transaction is expected to close during the third quarter of 2015 and is subject to certain customary closing conditions. The Merger Agreement contains certain termination rights for each of the Company and Purchaser, including the right of each party to terminate the Merger Agreement if the Merger has not been consummated by November 30, 2015.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
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

	Three Months Ended June 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2015	2014
Statement of Operations Data:
Revenues:
Americas	$214,084	$212,783	$1,301	0.6%	3.6%	$(6,387)
EMEA	129,229	135,937	(6,708)	(4.9)%	15.0%	(27,037)
Other	17	27	(10)	na	na	(2)
Total revenues	343,330	348,747	(5,417)	(1.6)%	8.0%	(33,426)
Operating expenses:
Costs of services:
Americas	134,738	137,677	(2,939)	(2.1)%	2.8%	(6,827)
EMEA	96,490	99,808	(3,318)	(3.3)%	17.2%	(20,467)
Other	559	(305)	864	283.3%	60.3%	680
Total costs of services	231,787	237,180	(5,393)	(2.3)%	8.9%	(26,614)
Selling, general and administrative expenses:
Americas	46,961	47,894	(933)	(1.9)%	4.1%	(2,895)
EMEA	25,676	29,847	(4,171)	(14.0)%	2.0%	(4,782)
Other	14,475	9,683	4,792	49.5%	48.9%	58
Total selling, general and administrative expenses	87,112	87,424	(312)	(0.4)%	8.4%	(7,619)
Depreciation and amortization of property and equipment	8,814	8,548	266	3.1%	na	na
Amortization of intangible assets	41	—	41	na	na	na
Restructuring and exit charges	1,002	12,532	(11,530)	(92.0)%	na	na
(Gain) loss on foreign currency transactions	(1,500)	600	(2,100)	(350.0)%	na	na
Other income, net	(234)	(145)	(89)	(61.4)%	na	na
Operating income	16,308	2,608	13,700	525.3%	na	na
Interest and other financing costs, net	21,094	21,423	(329)	(1.5)%	na	na
Loss before income taxes	(4,786)	(18,815)	14,029	74.6%	na	na
Income tax provision	1,406	2,817	(1,411)	(50.1)%	na	na
Net loss	$(6,192)	$(21,632)	$15,440	71.4%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $343,330 for the three months ended June 30, 2015, a decrease of $5,417, compared to $348,747 for the three months ended June 30, 2014. Excluding the $33,426 impact of foreign exchange translation, Revenues increased $28,009 in the second quarter of 2015, compared to the second quarter of 2014. Revenues increased in the second quarter of 2015 (excluding the impact of foreign exchange translation) primarily due to new business of $28,000 with $18,000 attributable to EMEA and $10,000 attributable to the Americas. In addition, revenue from existing client campaigns increased $25,100 of which $14,500 related to Americas and $10,600 related to EMEA. These increases were partially offset by $25,100 of attrition, of which $16,700 related to the Americas and $8,400 related to EMEA.
Costs of Services
Costs of services were $231,787 for the three months ended June 30, 2015, a decrease of $5,393, compared to $237,180 for the three months ended June 30, 2014. Excluding the impact of foreign exchange translation of $26,614, Costs of services increased $21,221 during the three months ended June 30, 2015, as compared to the same period of 2014. The increase in Cost of services is primarily related to the aforementioned increase in Revenue.
SG&A
SG&A expenses were $87,112 for the three months ended June 30, 2015, a decrease of $312, compared to $87,424 for the three months ended June 30, 2014. Excluding the impact of foreign currency translation of $7,619, SG&A increased $7,307 during the three months ended June 30, 2015, compared to the same period of 2014. The increase was primarily related to investments to support continued revenue growth.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $8,814 for the three months ended June 30, 2015, an increase of $266 or 3.1%, as compared to $8,548 for the three months ended June 30, 2014. The increase was primarily related increases in capital expenditures throughout 2014.
Amortization of Intangible Assets
Amortization of intangible assets was $41 for the three months ended June 30, 2015, compared to $0 for the three months ended June 30, 2014. The increase is due to the purchase of intangibles in EMEA in the fourth quarter of 2014.
Restructuring and Exit Charges
We evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges were $1,002 for the three months ended June 30, 2015, a decrease of $11,530, as compared to $12,532 for the three months ended June 30, 2014. Restructuring charges for the second quarter of 2015 included severance costs of $605 and site closure costs of $397, which are primarily ongoing lease and other contractual obligations.
During the three months ended June 30, 2015, 581 positions were eliminated, resulting in total restructuring charges of $597 and estimated annualized savings of $1,283. The remaining accrual for severance-related activities initiated in 2015 of $179 is expected to be paid during the remainder of 2015, and the remaining accrual for facility exit costs of $129 is expected to be paid during the remainder of 2015 through 2016 as the related leases expire.
In the second quarter of 2015, we recognized expense of $405 relating to restructuring activities that were initiated in 2014 and prior years. These activities are expected to be completed by the end of 2016 as the related leases expire. The remaining accrual for severance-related activities of $602 is expected to be paid by the end of 2015, and the remaining accrual for facility exit costs of $1,262 is expected to be paid during the remainder of 2015 through 2016 as the related leases expire.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

(Gain) Loss on Foreign Currency Transactions
We recognized a gain on foreign currency transactions of $1,500 for the three months ended June 30, 2015, compared to a loss of $600 for the three months ended June 30, 2014. The variance is attributable to foreign currency rate fluctuations in the U.S. dollar and the British pound sterling against the Euro.
Interest and Other Financing Costs, Net
Interest and other financing costs were $21,094 for the three months ended June 30, 2015, a decrease of $329, compared to $21,423 for the three months ended June 30, 2014. The decrease was primarily attributable to the mark-to-market changes in the interest rate swap.
Income Tax Provision
The provision for income taxes was $1,406 for the three months ended June 30, 2015, compared to a provision of $2,817 for the three months ended June 30, 2014. The decrease in tax expense resulted primarily from noncash tax expense of $991 related to foreign uncertain tax positions recorded in the three months ended June 30, 2014 compared to the same period of 2015. In addition, a benefit was recorded for changes in the intra-period allocation to continuing operations of $247 during the three months ended June 30, 2015 compared to a benefit of $1,265 recorded in the same period of 2014.
Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. It is not anticipated that the Company will release any remaining portion of valuation allowances with respect to these operations during 2015. During the second quarter of 2015, we established a valuation allowance on the deferred tax assets of one of our U.K. subsidiaries in the amount of $595 after management concluded that the company would not recognize the tax benefits based on historical results and forecasted financial targets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
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

	Six Months Ended June 30,		Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact
	2015	2014
Statement of Operations Data:
Revenues:
Americas	$430,882	$423,611	$7,271	1.7%	4.4%	$(11,361)
EMEA	267,023	275,567	(8,544)	(3.1)%	16.1%	(52,877)
Other	18	48	(30)	na	na	—
Total revenues	697,923	699,226	(1,303)	(0.2)%	9.0%	(64,238)
Operating expenses:
Costs of services:
Americas	271,639	272,353	(714)	(0.3)%	4.3%	(12,337)
EMEA	199,314	202,414	(3,100)	(1.5)%	18.0%	(39,563)
Other	273	(657)	930	141.6%	35.2%	699
Total costs of services	471,226	474,110	(2,884)	(0.6)%	10.2%	(51,201)
Selling, general and administrative expenses:
Americas	91,943	96,003	(4,060)	(4.2)%	1.2%	(5,220)
EMEA	52,589	61,168	(8,579)	(14.0)%	1.1%	(9,224)
Other	25,916	22,183	3,733	16.8%	17.6%	(180)
Total selling, general and administrative expenses	170,448	179,354	(8,906)	(5.0)%	3.2%	(14,624)
Depreciation and amortization of property and equipment	17,831	16,960	871	5.1%	na	na
Amortization of intangible assets	108	523	(415)	(79.3)%	na	na
Restructuring and exit charges	1,345	15,804	(14,459)	(91.5)%	na	na
Loss (gain) on foreign currency transactions	5,325	190	5,135	2,702.6%	na	na
Other income, net	(363)	(11)	(352)	(3,200.0)%	na	na
Operating income	32,003	12,296	19,707	160.3%	na	na
Interest and other financing costs, net	42,714	42,989	(275)	(0.6)%	na	na
Loss before income taxes	(10,711)	(30,693)	19,982	65.1%	na	na
Income tax provision	3,470	9,755	(6,285)	(64.4)%	na	na
Net loss	$(14,181)	$(40,448)	$26,267	64.9%	na	na

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Revenues
We reported Revenues of $697,923 for the six months ended June 30, 2015, a decrease of $1,303, compared to $699,226 for the six months ended June 30, 2014. Excluding the $64,238 impact of foreign exchange translation, Revenues increased $62,935 in the first six months of 2015, compared to the first six months of 2014. Revenues increased in the first six months of 2015 (excluding the impact of foreign exchange translation) primarily due to new business of $60,200 with $37,700 attributable to EMEA and $22,500 attributable to the Americas. In addition, revenue from existing client campaigns increased $45,400 of which $24,800 related to Americas and $20,600 related to the EMEA. These increases were partially offset by $42,700 of attrition, of which $28,600 related to the Americas and $14,100 related to EMEA.
Costs of Services
Costs of services were $471,226 for the six months ended June 30, 2015, a decrease of $2,884, compared to $474,110 for the six months ended June 30, 2014. Excluding the impact of foreign exchange translation of $51,201, Costs of services increased $48,317 during the six months ended June 30, 2015, as compared to the same period of 2014. The increase in Cost of services is primarily related to the aforementioned increase in Revenue.
SG&A
SG&A expenses were $170,448 for the six months ended June 30, 2015, a decrease of $8,906, compared to $179,354 for the six months ended June 30, 2014. Excluding the impact of foreign currency translation of $14,624, SG&A increased $5,718 during the six months ended June 30, 2015, compared to the same period of 2014. The increase was primarily related to investments to support continued revenue growth.
Depreciation and Amortization of Property and Equipment
Depreciation and amortization of property and equipment was $17,831 for the six months ended June 30, 2015, an increase of $871 or 5.1%, as compared to $16,960 for the six months ended June 30, 2014. The increase was primarily related to increases in capital expenditures throughout 2014.
Amortization of Intangible Assets
Amortization of intangible assets was $108 for the six months ended June 30, 2015, compared to $523 for the six months ended June 30, 2014. The decrease is due to the customer relationship intangibles becoming fully amortized during the first quarter of 2014, offset by the purchase of additional intangibles in the last quarter of 2014.
Restructuring and Exit Charges
We evaluate and assess our worldwide operations in an effort to rationalize facility and labor costs, further streamline our operations in order to align resources to support growth, and appropriately shift the geographic mix of Company resources. This evaluation has resulted in restructuring activities and their related charges, as summarized below.
Restructuring and exit charges were $1,345 for the six months ended June 30, 2015, a decrease of $14,459, as compared to $15,804 for the six months ended June 30, 2014. Restructuring charges for the first six months of 2015 included severance costs of $825 and site closure costs of $520, which are primarily ongoing lease and other contractual obligations.
During the six months ended June 30, 2015, 807 positions were eliminated, resulting in total restructuring charges of $795 and estimated annualized savings of $1,624. The remaining accrual for severance-related activities initiated in 2015 of $179 is expected to be paid during the remainder of 2015, and the remaining accrual for facility exit costs of $129 is expected to be paid during the remainder of 2015 through 2016 as the related leases expire.
In the first six months of 2015, we recognized expense of $550 relating to restructuring activities that were initiated in 2014 and prior years. These activities are expected to be completed by the end of 2016 as the related leases expire. The remaining accrual for severance-related activities of $602 is expected to be paid by the end of 2015, and the remaining accrual for facility exit costs of $1,262 is expected to be paid during the remainder of 2015 through 2016 as the related leases expire.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Loss on Foreign Currency Transactions
We recognized a loss on foreign currency transactions of $5,325 for the six months ended June 30, 2015, compared to a loss of $190 for the six months ended June 30, 2014. The variance is attributable to foreign currency rate fluctuations, primarily related to the U.S. dollar and the British pound sterling against the Euro.
Interest and Other Financing Costs, Net
Interest and other financing costs were $42,714 for the six months ended June 30, 2015, a decrease of $275, compared to $42,989 for the six months ended June 30, 2014. The decrease was primarily attributable to the mark-to-market changes in the interest rate swap for the six months ended June 30, 2015.
Income Tax Provision
The provision for income taxes was $3,470 for the six months ended June 30, 2015, compared to a provision of $9,755 for the six months ended June 30, 2014. The decrease in tax expense resulted primarily from a benefit recorded for changes in the intra-period allocation to continuing operations of $627 during the six months ended June 30, 2015 compared to tax expense of $2,153 recorded in the same period of 2014, noncash tax expense of $1,682 related to foreign uncertain tax positions and tax audits recorded in the six months ended June 30, 2014, in addition to changes in the regional mix of pre-tax book income.
Management will continue to assess our ability to realize the deferred tax benefits in jurisdictions which currently have valuation allowances. There are certain state and foreign jurisdictions where management feels it is necessary to see further evidence of sustained achievement towards financial targets before any valuation allowance can be released with respect to these operations. It is not anticipated that the Company will release any remaining portion of valuation allowances with respect to these operations during 2015. During the second quarter of 2015, we established a valuation allowance on the deferred tax assets of one of our U.K. subsidiaries in the amount of $595 after management concluded that the company would not recognize the tax benefits based on historical results and forecasted financial targets.
Client Concentration
Our ten largest clients represented approximately 36.6% and 36.3%, respectively, of our revenues for the three and six months ended June 30, 2015, as compared to 37.2% and 36.9%, respectively, for the comparable periods in 2014. No client accounted for more than 10% of our total revenues during these periods.
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
We believe that cash generated from operations, existing cash balances, and borrowings under our Senior Secured Credit Facility or other financing arrangements will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled debt payments. Our Revolvers mature in January 2016. As of June 30, 2015, we had outstanding borrowings of $28,968 under our Revolvers which provide for aggregate borrowings of up to $61,250 less $1,703 of letters of credit outstanding and an additional $278 of availability due to movement in the USD/CAD foreign exchange rate during the quarter for a total availability of $30,857. We intend to restructure or refinance the Revolvers prior to their maturity in conjunction with the Merger Agreement discussed in Note 1 in the accompanying Notes to the Condensed Consolidated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

Financial Statements. The refinancing of the Revolvers is outside of our control and there can be no assurance that such transaction will occur, or if it does occur, on what terms.
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
Cash Flows
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following summarizes our primary sources and uses of cash in the periods presented (in thousands):

			Increase
	Six Months Ended June 30,		(Decrease) to
			Net Cash Flow
	2015	2014	Amount
Cash provided by (used in):
Operating activities	$22,456	$(20,605)	$43,061
Investing activities	(18,383)	(15,539)	(2,844)
Financing activities	(5,470)	53,101	(58,571)
Operating Activities.    Cash provided by operations was $22,456 during the six months ended June 30, 2015, compared to cash used in operations of $20,605 during the six months ended June 30, 2014. The $43,061 increase compared to the same period in 2014 was driven by a decrease in Net loss, as well as an increase in cash from the changes in working capital as a result of a decrease in Accounts receivable. The decrease in Accounts receivable was due to the timing of cash receipts in the current quarter as compared to the prior year.
Investing Activities.    Cash used in investing activities was $18,383 during the six months ended June 30, 2015 compared to $15,539 during the comparable period in 2014. The $2,844 increase was primarily due to increases in capital expenditures during the six months ended June 30, 2015.
Financing Activities.    Cash used in financing activities was $5,470 during the six months ended June 30, 2015, compared to a source of cash of $53,101 during the same period in 2014. The $58,571 decrease was primarily due to the proceeds from the issuance of Preferred D stock during the second quarter of 2014.
Cash Position, Working Capital and Indebtedness
As of June 30, 2015, our total Cash and cash equivalents were $7,507 and we had total indebtedness of $749,433. Working capital was $102,895 at June 30, 2015, compared to $152,272 at December 31, 2014, while adjusted working capital (defined as current assets (excluding Cash and cash equivalents and restricted cash) less current liabilities (excluding current portion of long-term debt and book overdrafts)) was $124,831 at June 30, 2015, compared to $145,176 at December 31, 2014, a decrease of $20,345. Adjusted working capital is a non-GAAP measure. See "Non-GAAP Measures" for a reconciliation of this non-GAAP measure.

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
As of June 30, 2015, we had an aggregate of $249,930 of outstanding indebtedness under our Senior Secured Credit Facility, which consisted of $220,962 of Term Loans and $28,968 of Revolvers. Our Term Loans consisted of $177,973 outstanding on the U.S. term loan, $24,539 outstanding on the Euro term loan, and $18,450 outstanding on the British pound sterling term loan. In addition, we had outstanding letters of credit of $1,703 as of that date. As of June 30, 2015, we had $30,857 available for additional borrowings under our Revolvers.
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
For the six months ended June 30, 2015, including the impact of our interest rate swap, the weighted average interest rate on the Term Loans was 9.13%. The weighted average rate on the Revolvers was 8.92% for the same period. Specified interest rates for the Euro term loan and British pound sterling term loan are as described in the Senior Secured Credit Facility.
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
We were in compliance with all debt covenants under the Senior Secured Credit Facility as of June 30, 2015. We believe that we will continue to be in compliance with restrictive covenants in our Senior Secured Credit Facility throughout the next twelve months.
Off-Balance Sheet Arrangements
Our off balance sheet arrangements primarily consist of our operating leases and standby letters of credit. We lease property and equipment under non-cancelable operating lease arrangements with initial or remaining lease terms in excess of one year. At June 30, 2015, the future lease commitments relating to our operating leases were $121,897. We utilize standby letters of credit to support performance obligations, tax obligations, and certain operating leases. These obligations will expire at various dates through January 2016, and are renewed as required. The outstanding commitment on these obligations at June 30, 2015 was $1,703.
Non-GAAP Measures
We use Adjusted working capital and Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation as non-GAAP measures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(in thousands of U.S. dollars, except share and per share data)

The computation of Adjusted working capital is as follows:

	June 30, 2015	December 31, 2014
Working capital (a)	$102,895	$152,272
Adjustments:
Cash and cash equivalents	(7,507)	(8,857)
Restricted cash	(4,107)	(4,159)
Current portion of long-term debt	29,147	—
Current portion of capital lease obligations	3,324	2,952
Book overdrafts	1,079	2,968
Total adjustments	21,936	(7,096)
Adjusted working capital	$124,831	$145,176
(a) Defined as current assets less current liabilities from the Condensed Consolidated Balance Sheets.
We believe that Adjusted working capital provides a meaningful measure of our operational results and underlying performance.
The computation of Revenues, Costs of services, and SG&A that have been adjusted to exclude the impact of foreign exchange translation is as follows:

	Three Months Ended June 30,
	2015	2014	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$343,330	$348,747	$(5,417)	(1.6)%	8.0%	$(33,426)	$28,009
Total costs of services	231,787	237,180	(5,393)	(2.3)%	8.9%	(26,614)	21,221
Total SG&A	87,112	87,424	(312)	(0.4)%	8.4%	(7,619)	7,307

	Six Months Ended June 30,
	2015	2014	Dollar Change	Percentage Change	Percentage Change Excluding Foreign Exchange	Foreign Exchange Impact	$ Change without Foreign exchange impact
Total revenues	$697,923	$699,226	$(1,303)	(0.2)%	9.0%	$(64,238)	$62,935
Total costs of services	471,226	474,110	(2,884)	(0.6)%	10.2%	(51,201)	48,317
Total SG&A	170,448	179,354	(8,906)	(5.0)%	3.2%	(14,624)	5,718
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2015. As of June 30, 2015, there has been no material change in this information.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 30, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
SITEL Worldwide Corporation

Date:	August 5, 2015	By:	/s/ Patrick Tolbert
			Name:	Patrick Tolbert
			Title:	Chief Operating and Financial Officer and Director
(Duly authorized officer and principal financial officer)